Form 10QSB
period 2005-03-31
Dolce Ventures, Inc
filed 2005-06-29
CIK 1326364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                   to
                                    -------------------  ----------------------

                        Commission File Number 000-51364

                               DOLCE VENTURES INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   UTAH                                     32-0028823
         -------------------------------               --------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

                                118 CHATHAM ROAD
                               SYRACUSE, NY 13203
                    (Address of principal executive offices)

                                 (315) 476-5769
                           (Issuer's telephone number)
                     ---------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( X ) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,770,140 shares of Common Stock, $.001 par value, were outstanding as of June 24, 2005.

Transitional Small Business Disclosure Forms (check one):

                                Yes ( ) No ( X )

                               DOLCE VENTURES INC.
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets                                         F-1
         At December 31, 2004 and March 31, 2005

         Consolidated Statements of Income and Retained Earnings             F-2
         For the three months ended March 31, 2005 and March 31, 2004

         Consolidated Statements of Cash Flows
         For the three months ended March 31, 2005 and March 31, 2004        F-3

         Notes to Consolidated Financial Statements                          F-4

ITEM 2.  Managements Discussion and Analysis of Financial                      3
         Condition and Results of Operation

ITEM 3.  Controls and Procedures                                               6

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     9

ITEM 2.  Changes in Securities and Use of Proceeds                             9

ITEM 3.  Defaults Upon Senior Securities                                       9

ITEM 4.  Submission of Matters to a Vote of Security Holders                   9

ITEM 5.  Other Information                                                    10

ITEM 6.  Exhibits and Reports on Form 8-K                                     10

         Signatures

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                     (Unaudited)
                                                                      March 31,      December 31,
                                                                       2005             2004
                                                                     -----------    -----------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                            $        67    $       368
  Accounts Receivable                                                      3,053          2,316
                                                                     -----------    -----------
     Total Current Assets                                                  3,120          2,684
                                                                     -----------    -----------

Property and Equipment:
  Payphone Equipment                                                      12,600         12,600
  Less Accumulated Depreciation                                           (9,576)        (8,971)
                                                                     -----------    -----------
     Net Fixed Assets                                                      3,024          3,629
                                                                     -----------    -----------

     Total Assets                                                    $     6,144    $     6,313
                                                                     ===========    ===========

LIABILITIES
Current Liabilities:
Accounts Payable                                                     $     1,887    $     3,425
Note Payable - Shareholder                                                   298            298
Note Payable                                                               3,325          1,275
                                                                     -----------    -----------
     Total Liabilities
                                                                           5,510          4,998
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $0.001,
    Authorized 100,000,000 shares, 0
    Issued and outstanding at March 31, 2005 and December 31, 2004          --             --
Common Stock, Par value $0.001,
    Authorized 250,000,000 shares, 80,770,140
    Issued and outstanding at March 31, 2005 and December 31, 2004        80,770         80,770
Paid-In Capital                                                           13,628         13,628
Retained Deficit                                                         (93,764)       (93,083)
                                                                     -----------    -----------
     Total Stockholders' Equity                                              634          1,315
                                                                     -----------    -----------

     Total Liabilities and Stockholders' Equity                      $     6,144    $     6,313
                                                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                     2005              2004
                                                 ------------      ------------

Revenues                                         $      1,787      $      2,073
Costs of Operations                                     1,299             1,591
                                                 ------------      ------------

     Gross Profit                                         488               482
                                                 ------------      ------------

Expenses
General & Administrative                                1,202             5,451
                                                 ------------      ------------

     Loss from Operations                                (714)           (4,969)

Other Income (Expense)
Interest, Net                                             (50)             --
                                                 ------------      ------------

     Net Loss Before Taxes                               (764)           (4,969)

     Income and Franchise Tax Expense                     (83)              489
                                                 ------------      ------------

     Net Loss                                                                 $
                                                         (681)     $     (5,458)
                                                 ============      ============

Basic & Diluted Loss Per Share                   $       --        $       --
                                                 ============      ============

Weighted Average Shares                            80,770,140        80,770,140
                                                 ============      ============









   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                            March 31,
                                                        2005           2004
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $      (681)   $    (5,458)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation                                                605            605
Change in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable                 (737)          (228)
Increase (Decrease) in Accounts Payable                  (1,538)        (9,892)
Increase (Decrease) in Accrued Expenses
                                                             50           --
                                                    -----------    -----------
  Net Cash Used in operating activities                  (2,301)       (14,973)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities
                                                    -----------    -----------
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contributed
                                                           --           15,000
Proceeds from Note Payable Mary Passalaqua                2,000
                                                    -----------    -----------
  Net Cash Provided by Financing Activities               2,000         15,000
                                                    -----------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                (301)            27
Cash and Cash Equivalents
  at Beginning of Period                                    368            314
                                                    -----------    -----------
Cash and Cash Equivalents
  at End of Period                                  $        67    $       341
                                                    ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                          $         -    $           -
  Income and Franchise Taxes                        $       (83)   $         489

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None




   The accompanying notes are an integral part of these financial statements

                       DOLCE VENTURES, INC. AND SUBSIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Dolce Ventures, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2005, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $93,700 for the period from August 19, 1983 (inception) to March, 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, its willingness to continue progress in developing its products.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on August 19, 1983, under the name of Evica Resources, Inc. On April 5, 1984, the Company changed its name to American Arms, Inc. On April 12, 1988, the Company changed its name to American Industries, Inc. On May 21, 2002, the Company changed its name to Dolce Ventures, Inc.

         On February 19, 2002, Pegasus Tel, Inc., a Delaware company, was formed as a wholly owned subsidiary of American Industries.

         On March 28, 2002, American Industries, Inc. and Pegasus Tel, Inc. entered into an agreement with Pegasus Communications, Inc., a New York corporation, to acquire 100% of the outstanding shares of Pegasus Communications, Inc. in exchange for 72,721,966 shares of common stock of American Industries, Inc. Pegasus Tel, Inc. continued as the surviving corporation and Pegasus Communications, Inc. was merged out of existence.

         As a result of the merger, American Industries, Inc. changed its name to Dolce Ventures, Inc.

Nature of Business

         The Company is primarily in the business of providing the use of outdoor payphones.

 Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Principals of Consolidation

         The consolidated financial statements include the accounts for Dolce Ventures, Inc. and its wholly owned subsidiary Pegasus Tel, Inc. The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition. All significant intercompany accounts and transactions have been eliminated.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2005 and 2004.

Revenue Recognition

         Revenue is recognized as services are performed.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the quarters ended March 31, 2005 and 2004 was $605 and $605. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

  Asset                                            Rate
  ------------------------------------------------ -------------------

  Payphone Equipment                               5 years

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the March 31, 2005 presentation.

NOTE 2 - INCOME TAXES

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

NOTE 3 - COMMITMENTS & CONTINGENCIES

         As of March 31, 2005, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - NOTE PAYABLE - SHAREHOLDER

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of March 31, 2005 and December 31, 2004, the Company owed $298 and $298, respectively, relating to this note.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - NOTES PAYABLE

         On December 15, 2001, Dolce Ventures, Inc. purchased ten telephones from American Telepath International, Inc. in the amount of $1,000 with interest at the rate of 8 percent per annum. The note is payable in a lump sum December 15, 2004. The balance due on this note is $1,300 as of March 31, 2005 and $1,275 as of December 31, 2004.

         On February 15, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $2,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2,025 as of March 31, 2005 and $0 as of December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

         The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in the Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including , among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and marketing of new products.


BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Dolce Ventures Inc. ("Dolce", the "Company", "our", or "we"), include the accounts of Dolce Ventures Inc. and its wholly owned subsidiary: Pegasus Tel Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Dolce present herein, should be read in conjunction with the audited consolidated financial statements of Dolce as of and for the year ended December 31, 2004. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

         We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

         Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those describe in the forward-looking statements.

DESCRIPTION OF BUSINESS

         Dolce was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. On April 5, 1984 the Articles of Incorporation were amended and the name of the Company was changed to American Arms, Inc. American Arms Inc. commenced the manufacture and sale of weapons and laser sights. On December 31, 1984, the Company's Certificate of Incorporation was suspended for failure to file an annual report. The Company's Certificate of Incorporation was reinstated on December 19, 1985 by the Utah Department of Commerce, Division of Corporations. On October 1, 1984, the Company's Certificate of Incorporation was suspended a second time for failure to file its annual report. The Company's Certificate of Incorporation was reinstated on November 21, 1986 again by the State of Utah, Department of Commerce, Division of Corporations.

         On April 12, 1988, the Company amended its Articles of Incorporation and the name was changed to American Industries, Inc. as the company was no longer engaged in the manufacturing and sale of weapons and laser sights. American Industries Inc. was in the business of providing room safes for hotel rooms.


         On February 19, 2002, the Company formed a subsidiary corporation, named Pegasus Tel, Inc., under the laws of the State of Delaware, to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. and the Company entered into a merger agreement with Pegasus Communications, Inc., a New York corporation. On May 21, 2002, the Certificate of merger was duly filed with Pegasus Tel, Inc. as the surviving entity. On January 14, 2002 we purchased payphone assets, 29 payphones, and associated equipment from the Margaretville Telephone Company for $11,600.00. On May 21, 2002, the Articles of Incorporation of the Company were amended, and the name was changed to Dolce Ventures, Inc.

         We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, the agreement with the business owner is to provide the telecommunications services without the payment of any commissions.

SEASONALITY

         The Company's revenues from payphone operation are affected by seasonal variations, geographic distribution of payphones and type of location. Because the Company operates in the northeastern part of the country with many of the payphones located outdoor, weather patterns affect our revenue streams. Revenues drop off significantly during winter and conversely show an increase in the spring and summer. Revenues are generally lowest in the first quarter and highest in the third quarter.

         Our installed payphone base generates revenue from three principle sources: coin-calls and non-coin calls, sales and service of payphones.


1. COMMISSION INCOME.

         Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter.

2. COIN CALLS.

         Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

3. PAYPHONE SALES, REPAIRS AND PRE-PAID PHONE CARD SALES.

         We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner or lessee becomes responsible for the maintenance and operational costs of the payphone. We sell pre-paid phone cards at some of our payphone locations. Sales and repairs of payphones are not subject to the same collection delays as the other types of operating income.


COSTS RELATED TO OUR OPERATION.

         The principle costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by the Company to LEC or competitive local exchange carriers and long distance carrier for access to and use of their telecommunications networks. Commission expense represents payments to owners or operators of the premises at which a payphone is located. Service, maintenance and network cost represent the cost of servicing and maintaining the payphones on an ongoing basis.


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004


REVENUES

         Our total revenue decreased by $286 or approximately 13.8%, from $2,073 in the three months ended March 31, 2004 to $1,787 in the three months ended March 31, 2005. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones by approximately 15% in 2004.

         Our coin call revenues decreased by $111 or approximately 9.9%, from $1,119 in the three months ended March 31, 2004 to $1,008 in the three months ended March 31, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $175 or approximately 54% from $324 in the three months ended March 31, 2004 to $149 in the three months ended March 31, 2005. Our service & repair revenues remained the same when compared to the same period in 2004.


COSTS OF SALES

         Our overall cost of sales decreased for the three months ending March 31, 2005 by $292 or approximately 18.3% when compared to the three months ending March 31, 2004. Our telecommunication costs decreased by $292 due to reducing our network of payphones by 15%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.


OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses decreased by $4,249 or approximately 77.94% over the same period in 2004. This decrease in operating expense is a direct result of management's ongoing efforts to cut expenses and run the company as efficiently as possible. Professional fees decreased by $890 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $2,816 over 2004. These are fees the Company pays to an outside company to collect and maintain our network of payphones. Our office, and travel & entertainment expenses, together account for a decrease of $543 when compared to the same period ending March 31, 2004. Depreciation expense remained the same when compared to the same period in 2004. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.


GOING CONCERN QUALIFICATION

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2004, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of March 31, 2005, we have a note payable to American Telepath International in the amount of $1,300 and a note payable to Mary Passalaqua in the amount of $2,025.


COMMON STOCK


         We are authorized to issue 250,000,000 shares of Common Stock, with a par value of $0.001. There are 100,770,140 shares of Common Stock issued and outstanding as of the date of this form 10-QSB. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.


PREFERRED STOCK


         In addition to the 250,000,000 shares of Common Stock, the Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001. Shares of the Preferred Stock of the corporation may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the Board of Directors prior to the issuance any shares thereof. At this time no shares of Preferred Stock have been issued by the Company.


         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:


         We issued 8,000,000 common shares each to Mr. Carl Worboys and Mr. John Passalaqua at a deemed price of $0.001 per share on April 28, 2005. These shares were issued to Mr. Worboys and Mr. Passalaqua in consideration for their services in organizing our company, acting as officers and building our business plan.


         On April 28, 2005, we issued 2,000,000 common shares at a deemed price of $0.001 per share to Mr. David Stever in consideration for his services as director and building our business plan.


ITEM 3.   CONTROLS AND PROCEDURES

a) As of a date within 90 days of the filing date of this quarterly report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's President and Secretary/Treasurer, pursuant to Exchange Act Rule 13a-14(c). Based upon that evaluation, the Company's President and Secretary/Treasurer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.

b) There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

RISKS ASSOCIATED WITH OUR BUSINESS

         In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

              If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2003 through 2004, and the losses are projected to continue in 2005. Our net losses were $16,810 and $8,856 for fiscal years ended 2003, 2004 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

         We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

         If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

         Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

o Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
o Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or
o        Redesign those products or services that incorporate such technology.

         A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

         Our employees may be bound by confidentiality and other nondisclosure agreements regarding the trade secrets of their former employers. As a result, our employees or we could be subject to allegations of trade secret violations and other similar violations if claims are made that they breached these agreements.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

         If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional unreimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

         We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacturing of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

OUR STOCK PRICE MAY BE VOLATILE.

         The  market   price  of  our  common   stock  will   likely   fluctuate
significantly in response to the following factors, some of which are beyond our control:

o        Variations in our quarterly operating results;
o Changes in financial estimates of our revenues and operating results by securities analysts;
o        Changes in market valuations of telecommunications equipment companies;
o Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o        Additions or departures of key personnel;
o        Future sales of our common stock;
o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;
o        Commencement of or involvement in litigation.

         In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

         The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

         The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.





PART II OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS
                  Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Not applicable.

ITEM 5.  OTHER INFORMATION
                  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NO.               DESCRIPTION
---               -----------
3        Articles of Incorporation
3.1      Amended Articles of Incorporation, dated March 14, 1984
3.2      Amended Articles of Incorporation, dated March 31, 1988
3.3      Amended Articles of Incorporation, dated February 7, 2002
3.4      Amended Articles of Incorporation, dated March 26, 2002
3.5      Agreement of Merger, dated March 28, 2002
4        By-Laws
5        Specimen Share Certificate for Common Shares
31.1     Sarbanes-Oxley  Act of  2002  Section  302  Certification  for  Carl E.
         Worboys
31.1     Sarbanes-Oxley  Act of  2002  Section  302  Certification  for  John F.
         Passalaqua
32.1     Sarbanes-Oxley  Act of  2002  Section  906  Certification  for  Carl E.
         Worboys
32.2     Sarbanes-Oxley  Act of  2002  Section  906  Certification  for  John F.
         Passalaqua











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Dolce Ventures Inc.

                                             (Registrant)


Dated:   June 24, 2005                    /s/ CARL E. WORBOYS
                                          -------------------
                                          Carl E. Worboys
                                          President


Dated:   June 24, 2005                   /s/ JOHN F. PASSALAQUA
                                         ----------------------
                                         John F. Passalaqua
                                         Secretary/Treasurer