Form 10QSB
period 2005-06-30
Dolce Ventures, Inc
filed 2005-08-01
CIK 1326364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

      (Mark One)

      ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       For the transition period from                   to
                                     -------------------   ---------------------

                        Commission File Number 000-51364

                               DOLCE VENTURES INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   UTAH                                 32-0028823
         -------------------------------            -------------------
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

                           Yes   ( X )                    No   (   )

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,770,140 shares of Common Stock, $.001 par value, were outstanding as of July 26, 2005.

         Transitional Small Business Disclosure Forms (check one):

                           Yes   (   )                    No   ( X )

                               DOLCE VENTURES INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.           Financial Statements

                  Consolidated  Balance Sheets At December 31, 2004          F-1
                  and June 30, 2005

                  Consolidated  Statements  of Income For the Three          F-2
                  Months  and Six Months  Ended June 30,  2005 and June
                  30, 2004

                  Consolidated  Statements  of Cash  Flows  For the Six      F-3
                  Months Ended June 30, 2005 and June 30, 2004

                  Notes to Consolidated Financial Statements                 F-4

ITEM 2.           Managements   Discussion  and  Analysis  of  Financial       3
                  Condition and Results of Operation

ITEM 3.           Controls and Procedures                                     10

                            PART II OTHER INFORMATION

ITEM 1.           Legal Proceedings                                           11

ITEM 2.           Changes in Securities and Use of Proceeds                   11

ITEM 3.           Defaults Upon Senior Securities                             11

ITEM 4.           Submission of Matters to a Vote of Security Holders         11

ITEM 5.           Other Information                                           11

ITEM 6.           Exhibits and Reports on Form 8-K                            11

                  Signatures

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           2005                2004
                                                                     -----------------  ------------------
Assets:
   Cash and Cash Equivalents                                         $               2  $              368
   Accounts Receivable                                                           3,075               2,316
                                                                     -----------------  ------------------

      Total Current Assets                                                       3,077               2,684
                                                                     -----------------  ------------------

Property and Equipment:
   Payphone Equipment                                                           12,600              12,600
   Less Accumulated Depreciation                                                (9,751)             (8,971)
                                                                     -----------------  ------------------

      Net Property and Equipment                                                 2,849               3,629
                                                                     -----------------  ------------------

      Total Assets                                                   $           5,926  $            6,313
                                                                     =================  ==================

Liabilities:
   Accounts Payable                                                  $          13,669  $            3,425
   Note Payable - Shareholder                                                      298                 298
   Note Payable                                                                  3,401               1,275
                                                                     -----------------  ------------------

      Total Liabilities                                                         17,368               4,998
                                                                     -----------------  ------------------

Stockholders' Equity:
  Preferred Stock, Par value $0.001, Authorized
    100,000,000 shares, Issued 0
    at June 30, 2005 and December 31, 2004                                           -                   -
  Common Stock, Par value $0.001, Authorized
    250,000,000 shares, Issued 100,770,140 at
    June 30, 2005 and 80,770,140 at December 31, 2004                          100,770              80,770
  Paid-In Capital                                                               13,628              13,628
  Retained Deficit                                                            (125,840)            (93,083)
                                                                     -----------------  ------------------

     Total Stockholders' Equity                                                (11,442)              1,315
                                                                     -----------------  ------------------

       Total Liabilities and Stockholders' Equity                    $           5,926  $            6,313
                                                                     =================  ==================


   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      For the Three Months Ended           For the Six Months Ended
                                               June 30,                            June 30,
                                   ---------------------------------  ----------------------------------
                                         2005             2004              2005             2004
                                   ---------------- ----------------  ---------------- -----------------
Revenues                           $          2,982 $          2,803  $          4,768 $           4,876
Costs of Operations                           1,436            2,083             3,339             4,279
                                   ---------------- ----------------  ---------------- -----------------

    Gross Profits                             1,546              720             1,429               597

Expenses
General and Administrative                   33,546            1,227            34,143             6,032
                                   ---------------- ----------------  ---------------- -----------------

    Operating Income (Loss)                 (32,000)            (507)          (32,714)           (5,435)

Other Income (Expense)
Interest, Net                                   (76)             (44)             (126)              (86)
                                   ---------------- ----------------  ---------------- -----------------

    Net Loss Before Taxes                   (32,076)            (551)          (32,840)           (5,521)
                                   ---------------- ----------------  ---------------- -----------------

Income and Franchise Tax                          -                -                83              (489)
                                   ---------------- ----------------  ---------------- -----------------

    Net Income (Loss)              $        (32,076)$           (551) $        (32,757)$          (6,010)
                                   ================ ================  ================ =================

Loss per Share, Basic &
Diluted                            $              - $              -  $              - $               -
                                   ================ ================  ================ =================

Weighted Average Shares
Outstanding                              94,616,294       80,770,140        87,731,466        80,770,140
                                   ================ ================  ================ =================







   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                             -----------------------------------
                                                                   2005               2004
                                                             -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $         (32,757) $         (6,010)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                         780             1,211
     Common Stock Issued for Services                                   20,000                 -
Changes in Operating Assets and Liabilities
     Decrease (Increase) in Accounts Receivable                           (759)             (168)
     Increase (Decrease) in Accounts Payable                            10,244           (10,029)
     Increase (Decrease) in Accrued Interest                               126               177
                                                             -----------------  ----------------
Net Cash Used in Operating Activities                                   (2,366)          (14,819)
                                                             -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment                                      -                 -
                                                             -----------------  ----------------
Net cash provided by Investing Activities                                    -                 -
                                                             -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes Payable                                                       2,000                 -
     Capital Contributed                                                     -            15,000
                                                             -----------------  ----------------
Net Cash Provided by Financing Activities                                2,000            15,000
                                                             -----------------  ----------------

Net (Decrease) Increase in Cash                                           (366)              181
Cash at Beginning of Period                                                368               313
                                                             -----------------  ----------------
Cash at End of Period                                        $               2               494
                                                             =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                   $               -  $             -
  Franchise and Income Taxes                                 $               -  $           489


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for Services                                    $         20,000  $              -


   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Dolce Ventures, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements as of June 30, 2005 and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $126,000 for the period from August 19, 1983 (inception) to June 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was originally incorporated under the laws of the State of Utah on August 19, 1983, under the name of Evica Resources, Inc. On April 5, 1984, the Company changes its name to American Arms, Inc. On April 12, 1988, the Company changes its name to American Industries, Inc. On May 21, 2002, the Company changed its name to Dolce Ventures, Inc.

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

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Income (Loss) per Share

         Basic income  (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2005 and 2004.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Revenue Recognition

         Revenue is recognized as services are performed.

Income Taxes

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

         Fixed assets are stated at cost. Deprecation expense for the six months ended June 30, 2005 and 2004 was $780 and $1,211. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:


                     Asset                              Rate
------------------------------------------------  -----------------

Payphone Equipment                                          5 years

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

NOTE 3 - COMMITMENTS

         As of June 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - NOTE PAYABLE - SHAREHOLDER

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of June 30, 2005 and December 31, 2004, the Company owed $298 and $298, respectively, relating to this note.

NOTE 5 - NOTE PAYABLE

         On December 15, 2001, Dolce Ventures, Inc. purchased ten telephones from American Telepath International, Inc. in the amount of $1,000 with interest at the rate of 8 percent per annum. The note was payable in a lump sum December 15, 2004. The balance due on this note is $1,326 and $1,275 as of June 30, 2005 and December 31, 2004.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - NOTE PAYABLE (Continued)

         On February 15, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $2,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2,075 as of June 30, 2005 and $0 as of December 31, 2004.

NOTE 6 - COMMON STOCK TRANSACTIONS

         On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services has been charged to consulting expense.

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


BASIS OF PRESENTATION

         The unaudited consolidated financial statements of Dolce Ventures Inc. ("Dolce", the "Company", "our", or "we"), include the accounts of Dolce Ventures Inc. and it's wholly owned subsidiary: Pegasus Tel Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Dolce present herein, should be read in conjunction with the audited consolidated financial statements of Dolce as of and for the year ended December 31, 2004. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004


REVENUES

         Our total revenue increased by $179 or approximately 6.36%, from $2,803 in the three months ended June 30, 2004 to $2,982 in the three months ended June 30, 2005. This increase was primarily attributable to seasonal affects on our revenue streams. The Company operates in the northeastern part of the country with many of the payphones located outdoor. Our revenues show an increase in the spring and summer.

         Our coin call revenues increased by $319 or approximately 19%, from $1,675 in the three months ended June 30, 2004 to $1,994 in the three months ended June 30, 2005. The increase in coin call revenue was primarily attributable to the location of our payphones and the seasonality of our revenue streams. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $140 or approximately 28% from $498 in the three months ended June 30, 2004 to $358 in the three months ended June 30, 2005. Our service & repair revenues remained the same when compared to the same period in 2004.


COSTS OF SALES

         Our overall cost of sales decreased for the three months ending June 30, 2005 by $647 or approximately 31.05% when compared to the three months ending June 30, 2004. Our telecommunication costs decreased by $301 due to reducing our network of payphones by 20.35%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our commissions' payable increased by $83 when compared to the same period in 2004. Depreciation expense decreased by $429 when compared to the same period in 2004. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $32,319 over the same period in 2004. On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services has been charged to consulting expense. Professional fees increased by $5,820 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $6,462 over 2004. These are fees the Company pays to an outside company to collect and maintain our network of payphones and to our stock transfer company. Our office, and travel & entertainment expenses, together account for an increase of $37 when compared to the same period ending June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004


REVENUES

         Our total revenue decreased by $108 or approximately 2.2%, from $4,876 in the six months ended June 30, 2004 to $4,768 in the six months ended June 30, 2005. This decrease was primarily attributable to removal of unprofitable payphone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

         Our coin call revenues increased by $208 or approximately 7.42%, from $2,794 in the six months ended June 30, 2004 to $3,002 in the six months ended June 30, 2005. This increase was primarily attributable to seasonal affects on our revenue streams. The Company operates in the northeastern part of the country with many of the payphones located outdoor. Our revenues show an increase in the spring and summer. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $316 or approximately 38.4% from $822 in the six months ended June 30, 2004 to $506 in the six months ended June 30, 2005. Our service & repair revenues remained the same when compared to the same period in 2004.


COSTS OF SALES

         Our overall cost of sales decreased for the six months ending June 30, 2005 by $940 or approximately 21.95% when compared to the six months ending June 30, 2004. Our telecommunication costs decreased by $593 due to reducing our network of payphones by 20.35%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our commissions' payable increased by $83 when compared to the same period in 2004. Depreciation expense decreased by $430 when compared to the same period in 2004. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

         Operating expenses increased by $28,111 over the same period in 2004. On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services was charged to consulting expense. Professional fees increased by $4,930 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $3,646 over 2004. These are fees the Company pays to an outside company to collect and maintain our network of payphones and to our stock transfer company. Our office, and travel & entertainment expenses, together account for a decrease of $465 when compared to the same period ending June 30, 2004.


GOING CONCERN QUALIFICATION

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2004, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

         Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of June 30, 2005, we have a note payable to American Telepath International in the amount of $1,326 and a note payable to Mary Passalaqua in the amount of $2,075.


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


ITEM 3.   CONTROLS AND PROCEDURES

The  Company's  Chief  Executive   Officer  and  Chief  Financial   Officer  are
responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services has been charged to consulting expense.


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


                                              Dolce Ventures Inc.

                                              (Registrant)


Dated:   July 26, 2005                     /s/ CARL E. WORBOYS
                                           -------------------
                                           Carl E. Worboys
                                           President


Dated:   July 26, 2005                    /s/ JOHN F. PASSALAQUA
                                          ----------------------
                                          John F. Passalaqua
                                          Secretary/Treasurer