Form 10QSB
period 2005-09-30
Dolce Ventures, Inc
filed 2005-11-14
CIK 1326364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


                        Commission file number 000-51364

                              Dolce Ventures, Inc.
        (Exact name of small business issuer as specified in its charter)

                Utah                                       32-0028823
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   Incorporation or organization)

                      118 Chatham Road, Syracuse, NY 13203
                    (Address of Principal Executive Offices)

                                 (315) 476-5769
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 28, 2005 100,770,140


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

ITEM 1.  FINANCIAL STATEMENTS

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               September 30,      December 31,
                                                                    2005              2004
                                                               ---------------    --------------
Assets:
   Cash and Cash Equivalents                                              $ 69             $ 368
   Accounts Receivable                                                   3,345             2,316
                                                               ---------------    --------------
      Total Current Assets                                               3,414             2,684

Property and Equipment:
   Payphone Equipment                                                   12,600            12,600
   Less Accumulated Depreciation                                       (10,141)           (8,971)
                                                               ---------------    --------------
      Net Property and Equipment                                         2,459             3,629
                                                               ---------------    --------------
      Total Assets                                                     $ 5,873           $ 6,313
                                                               ===============    ==============

Liabilities:
   Accounts Payable                                                    $ 4,129           $ 3,425
   Note Payable - Shareholder                                              298               298
   Note Payable                                                         12,306             1,275
                                                               ---------------    --------------
      Total Liabilities                                                 16,733             4,998
                                                               ---------------    --------------
Stockholders' Equity:
  Preferred Stock, Par value $0.001, Authorized
    100,000,000 shares, Issued 0
    at Sept. 30, 2005 and December 31, 2004                                  -                 -
  Common Stock, Par value $0.001, Authorized
    250,000,000 shares, Issued 100,770,140 at Sept.
    30, 2005 and 80,770,140 at December 31, 2004                       100,770            80,770
  Paid-In Capital                                                       13,628            13,628
  Retained Deficit                                                    (125,258)          (93,083)
                                                               ---------------    --------------
     Total Stockholders' Equity                                        (10,860)            1,315
                                                               ---------------    --------------
       Total Liabilities and Stockholders' Equity                      $ 5,873           $ 6,313
                                                               ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     For the Three Months Ended           For the Nine Months Ended
                                              September 30,                      September 30,
                                    -------------    --------------    --------------    --------------
                                       2005              2004              2005              2004
                                    -------------    --------------    --------------    --------------
Revenues                                  $ 2,740           $ 3,439           $ 7,509           $ 8,315
Costs of Operations                         1,607             2,009             4,946             6,287
                                    -------------    --------------    --------------    --------------

    Gross Profits                           1,133             1,430             2,563             2,028

Expenses
General and Administrative                    (45)            1,933            34,050             7,965
                                    -------------    --------------    --------------    --------------
    Operating Income (Loss)                 1,178              (503)          (31,487)           (5,937)

Other Income (Expense)
Interest, Net                                (241)              (57)             (416)             (192)
                                    -------------    --------------    --------------    --------------
    Net Loss Before Taxes                     937              (560)          (31,903)           (6,129)
                                    -------------    --------------    --------------    --------------
Income and Franchise Tax                     (355)                -              (272)             (489)
                                    -------------    --------------    --------------    --------------
    Net Income (Loss)                         582              (560)          (32,175)           (6,618)
                                    =============    ===============   ==============    ==============

Loss per Share, Basic &
Diluted                                       $ -               $ -               $ -               $ -
                                    =============    ===============   ==============    ==============
Weighted Average Shares
Outstanding                            92,200,140        80,770,140        92,200,140        80,770,140
                                    =============    ===============   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                    2005               2004
                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                              $ (32,175)          $ (6,618)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                       1,170              1,814
     Common Stock Issued for Services                                   20,000                  -
Changes in Operating Assets and Liabilities                                  -                  -
     Decrease (Increase) in Accounts Receivable                         (1,029)            (1,891)
     Increase (Decrease) in Accounts Payable                               704             (8,337)
     Increase (Decrease) in Accrued Interest                                31                 73
                                                                --------------     --------------
Net Cash Used in Operating Activities                                  (11,299)           (14,959)
                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment                                      -                  -
                                                                --------------     --------------
Net cash provided by Investing Activities                                    -                  -
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes Payable                                                      11,000                  -
     Capital Contributed                                                     -             15,000
                                                                --------------     --------------
Net Cash Provided by Financing Activities                               11,000             15,000
                                                                --------------     --------------

Net (Decrease) Increase in Cash                                           (299)                41
Cash at Beginning of Period                                                368                314
Cash at End of Period                                                     $ 69              $ 355
                                                                --------------     --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                               $ 337                $ -
  Franchise and Income Taxes                                             $ 272              $ 489


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Stock issued for Services                                             $ 20,000                $ -

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Dolce Ventures, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

         The unaudited financial statements as of September 30, 2005 and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $126,000 for the period from August 19, 1983 (inception) to September 30, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                                   (Continued)

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

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                                   (Continued)

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

Income (Loss) per Share

         Basic income  (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2005 and 2004.

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

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

         Fixed assets are stated at cost. Deprecation expense for the nine months ended September 30, 2005 and 2004 was $1,170 and $1,814. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

NOTE 2 - COMMITMENTS

         As of September 30, 2005, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 3 - NOTE PAYABLE - SHAREHOLDER

         Shareholders of the Company have advanced the Company money in order to pay general and administrative expenses. As of September 30, 2005 and December 31, 2004, the Company owed $298 and $298, respectively, relating to this note.

NOTE 4 - NOTE PAYABLE

         On July 27, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $10,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum July 27, 2006. The balance due on this note is $10,179 as of September 30, 2005 and $0 as of December 31, 2004

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited
                                   (Continued)

NOTE 4 - NOTE PAYABLE (Continued)

         On February 15, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $2,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2,127 as of September 30, 2005 and $0 as of December 31, 2004.

         On December 15, 2001, Dolce Ventures, Inc. purchased ten telephones from American Telepath International, Inc. in the amount of $1,000 with interest at the rate of 8 percent per annum. The note was payable in a lump sum December 15, 2004. The balance due on this note is $0 and $1,275 as of September 30, 2005 and December 31, 2004.

NOTE 5 - COMMON STOCK TRANSACTIONS

         On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services has been charged to consulting expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the results of operations of our company and should be read in conjunction with our financial statements and related notes contained in the Form 10-QSB. This Form 10-QSB contains forward looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may", "will", "expect", "anticipate", "estimate", "believe", "continue", or other similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operation or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this Quarterly statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. Actual results differ materially from current expectations. Among the factors that could effect our actual results and could cause results to differ from those contained in the forward-looking statements contained herein is our ability to expand our customer base, which will be dependent on business, financial and other factors beyond our control, including, among others, seasonal aspects such as the winter months that tend to reduce the frequency of outdoor payphone use on the east coast, ability to increase our size and marketing area by purchasing payphones and locations from independent telephone companies, and whether the public uses our payphones, together with all the risks inherent in the establishment of a new enterprise and marketing of new products.

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

Description of Business

         Dolce was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. On April 5, 1984 the Articles of Incorporation were amended and the name of the Company was changed to American Arms, Inc. American Arms Inc. commenced the manufacture and sale of weapons and laser sights. On December 31, 1984, the Company's Certificate of Incorporation was suspended for failure to file an annual report. The Company's Certificate of Incorporation was reinstated on December 19, 1985 by the Utah Department of Commerce, Division of Corporations. On October 1, 1984, the Company's Certificate of Incorporation was suspended a second time for failure to file its annual report. The Company's Certificate of Incorporation was reinstated on November 21, 1986 again by the State of Utah, Deprtment of Commerce, Division of Corporations.
         On April 12, 1988, the Company amended its Articles of Incorporation and the name was changed to American Industries, Inc. as the company was no longer engaged in the manufacturing and sale of weapons and laser sights. American Industries Inc. was in the business of providing room safes for hotel rooms.
         On February 19, 2002, the Company formed a subsidiary corporation, named Pegasus Tel, Inc., under the laws of the State of Delaware, to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. and the Company entered into a merger agreement with Pegasus Communications, Inc., a New York corporation. On May 21, 2002, the Certificate of merger was duly filed with Pegasus Tel, Inc. as the surviving entity. On January 14, 2002, we purchased payphone assets, 29 payphones, and associated equipment from the Margaretville Telephone Company for $11,600.00. On May 21, 2002, the Articles of Incorporation of the Company were amended, and the name was changed to Dolce Ventures, Inc.
         We own, operate and manage privately owned public payphones in the County of Delaware, State of New York. We may pay site owners a commission based on a flat monthly rate or on a percentage of sales. Some of the businesses include but are not limited to retail stores, convenience stores, bars, restaurants, gas stations, colleges and hospitals. In the alternative, the agreement with the business owner is to provide the telecommunications services without the payment of any commissions.

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

Commission Income

         Commission income includes commissions from operator service telecommunications companies and commissions for toll free calls from all payphones. The commissions for operator services are paid 45 days in arrears. Dial Around compensation is billed quarterly and received three and one half months behind the billed quarter.

Coin Calls

         Coin calls represent calls paid for by customers who deposit coins into the payphones. Coin call revenue is recorded as the actual amount of coins collected from the payphones.

Payphone Sales, Repairs, and Pre-paid Card Sales

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

Costs Related to our Operation

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

         Our total revenue decreased by $699 or approximately 20.3%, from $3,439 in the three months ended September 30, 2004 to $2,740 in the three months ended September 30, 2005. This decrease was primarily attributable to lower call volumes on our payphones resulting from the growth in wireless communication. We reduced our network of payphones by approximately 15% in 2004.

         Our coin call revenues decreased by $214 or approximately 11.0%, from $1,954 in the three months ended September 30, 2004 to $1,740 in the three months ended September 30, 2005. The decrease in coin call revenue was primarily attributable to increased competition from wireless communications. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $485 or approximately 33.0 % from $1,485 in the three months ended September 30, 2004 to $1,000 in the three months ended September 30, 2005. Our service & repair revenues remained the same when compared to the same period in 2004.

Costs of Operations

         Our overall cost of operations decreased for the three months ending September 30, 2005 by $402 or approximately 20.0% when compared to the three months ending September 30, 2004. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site.

Operations and Administrative Expenses

         Operating expenses decreased by $1,978 over the same period in 2004. This decrease in operating expense is a direct result of management's ongoing efforts to cut expenses and run the company as efficiently as possible. Professional fees increased by $2,500 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $4,144 over 2004. These are fees the Company pays to an outside company to collect and maintain our network of payphones. Our office, and travel & entertainment expenses, together account for an increase of $9 when compared to the same period ending September 30, 2004.

Going Concern Qualification

         In their  Independent  Auditor's  Report  for the  fiscal  year  ending
December 31, 2004, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

         Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of September 30, 2005, we have a note payable to Mary Passalaqua in the amount of $12,306.

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

         Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

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

RISK ASSOCIATED WITH OUR BUSINESS

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

Government Regulations

                  The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Title of Document

3        Articles of Incorporation
3.1      Amended Articles of Incorporation, dated March 14, 1984
3.2      Amended Articles of Incorporation, dated March 31, 1988
3.3      Amended Articles of Incorporation, dated February 7, 2002
3.4      Amended Articles of Incorporation, dated March 26, 2002
3.5      Agreement of Merger, dated March 28, 2002
4        By-Laws
5        Specimen Share Certificate for Common Shares
31.1*    Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
31.2*    Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.
32.1*    Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.
32.2*    Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

*Filed herewith.

No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              Dolce Ventures, Inc.







Date: November 11, 2005                     By: /s/ Carl E. Worboys
                                            ---------------------------
                                            Carl E. Worboys
                                            President
                                            (Principal Executive Officer)





Date: November 11, 2005                     By: /s/ John F. Passalaqua
                                            ---------------------------
                                            John F. Passalaqua
                                            Treasurer and Secretary
                                            (Principal Financial Officer)