Form 10KSB
period 2005-12-31
Dolce Ventures, Inc
filed 2006-04-14
CIK 1326364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                        Commission File Number 000-51364


                               DOLCE VENTURES INC.
                 (Name of small business issuer in its charter)



                     Utah                                 32-0028823
                     ----                                 ----------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)


                      118 Chatham Road, Syracuse, NY 13203
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number:(315) 476-5769

        Securities to be registered under Section 12 (b) of the Act: NONE


          Securities to be registered under Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes or X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes or X No

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $ 8,349.00

As of December 31, 2005 the aggregate market value of the common stock held by non-affiliates was approximately $ 753,857.83 based upon the closing price on December 31, 2005 of $0.01. As of December 31, 2005, there were 100,770,140 shares of common stock outstanding.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format: X Yes or   No

                                TABLE OF CONTENTS

                                     PART I
                                   -----------

                                                          PAGE
Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of matters to a vote of security holders

                                     PART II
                                   -----------

Item 5.     Market for Common Equity and Related Stockholders Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes in and Disagreements with Accountants

Item 8A.    Controls and Procedures

Item 8B.    Other Information

                                    PART III
                                   -----------


Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions


                                     PART IV
                                   -----------

Item 13.    Exhibits and Reports on Form 8-K

Item 14.    Principal Accountant Fees and Services

Signatures



FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-KSB could have a material adverse effect on our business, operating results and financial condition. control, including, among others, seasonal aspects

GENERAL

Dolce Ventures, Inc., a Utah corporation (the "Company" or "Dolce"), is a reporting company and is filing this Form 10-KSB on a voluntary basis. The company intends to voluntarily file periodic reports even if its obligation to file such reports is suspended under the Exchange Act of 1934, as amended (the "Exchange Act").

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

We upgrade our payphones with "smart card" payphone technology. The upgrade is a circuit board with improved technology. As we purchase phones from other companies, we upgrade them. This upgrade of the phones will reduce the number and frequency of service calls due to outages and other payphone related problems and, in turn, will reduce the cost of maintaining each phone. The local telephone switch controls the traditional payphone technology. The local switch does not provide any services in the payphone that can benefit the owner of the phone. The smart technology allows us to determine on a preset time basis the operational status of the payphone. It also tells us when the coins in the phone have to be collected, the number and types of calls that have been made from each phone, as well as other helpful information that helps us provide better service to our payphone using public.

The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. For example, the last several years have shown an increase in the use of cellular phones and 800 services. These increases cut into our potential payphone customer base. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential payphone customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce a less expensive or more improved payphone. These, as well as other factors, can impact negatively on income for the Company. Through a series of orders from the Federal Communications Commission ("FCC"), attempts to address the financial loss created by 800 services, commonly known as "dial around" or "toll free" calls. The FCC requires the sellers of long distance 800 services to pay the payphone owner $.494 cents per call. These funds are remitted quarterly through a service provided by the American Public Communication Council "APCC".

The competition from cellular phones is a very serious threat that can result in substantially less revenue per payphone. We have attempted to address this issue by avoiding the locations that serve the business traveler. For many years these locations were the most lucrative, but now they are the locations most impacted by the cellular user.

The large former "Bell" companies who provide local service dominate the industry. These companies have greater financial ability than we do and they give us the greatest competitive challenge. However, we compete with these companies by paying a commission to the site owner. The commission is an enticement for the site owner to put our phone on the site. We are able to provide a higher quality customer service because the phones alert us to any technical difficulties, and we can service them immediately. The ability to immediately know that a problem exists with a payphone is very important because down time for a phone means lost revenue for the company.

We do not rely on a major customer for our revenue. We have a variety of small single businesses as well as some small chain stores that we service. We do not believe that the company would suffer dramatically if any one customer or small chain decided to stop using our phones. We must buy dial tone for each payphone from the local exchange carrier. As long as we pay the carrier bill, it must provide a dial tone. As a regulated Utility the exchange carrier may not refuse to provide us service. Alternate service exists in certain areas where Bell Atlantic competitors have located. We use alternate local service providers when we can get a better price for the service. We use long distance providers on all the payphones.

If the FCC regulation requiring sellers of long distance 800 services to pay payphone owners 49.4 cents per call is reduced or done away with, it could have a negative effect upon our revenue stream. We have no control over what rules and regulations the state and federal regulatory agencies require us to follow now or in the future. It is possible for future regulations to be so financially demanding that they cause us to go out of business.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 2: DESCRIPTION OF PROPERTY.

The Company occupies space at 118 Chatham Road, Syracuse, NY 13203.

ITEM 3: LEGAL PROCEEDINGS.

To the knowledge of management, there is no material litigation pending or threatened against the company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in the NASD's Over-the-Counter Bulletin Board. Shares of our common stock are traded under the symbol "DLCV". Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on the NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs, or commissions. The prices do not necessarily reflect actual transactions.



       2005 High Low

First Quarter                                 $ 0.02             $ 0.005
Second Quarter                                $ 0.10             $ 0.005
Third Quarter                                 $ 0.10             $ 0.005
Fourth Quarter                                $ 0.10             $ 0.005


As of December 31, 2005, we had 100,770,140 shares of our common stock outstanding. There were 677 holders of record of our common stock at December 31, 2005. Our transfer agent is Fidelity Transfer Company out of Salt Lake City, Utah.

We have neither paid or declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.








ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BASIS OF PRESENTATION

The following discussion and analysis is based on our consolidated Financial Statements for the years ended December 31, 2005 and December 31, 2004 of Dolce Ventures, Inc. ("Dolce", the "Company", "our", or "we"), and its wholly owned subsidiary, Pegasus Tel Inc. All significant inter-company amounts have been eliminated. In the opinion of management, the audited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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

3. PAYPHONE SALES AND REPAIRS.

We derive income from the sale and repair of a payphone. We can negotiate the sale, of a payphone to a site owner when it becomes cost prohibitive to maintain or if a customer offers to buy the phone at a price that is favorable to our company. The new owner becomes responsible for the maintenance and operational costs of the payphone. Sales and repairs of payphones are not subject to the same collection delays as the other types of operating income.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

Our total revenue decreased by $2,760 or approximately 24.9%, from $11,109 in the year ended December 31, 2004 to $8,349 in the year ended December 31, 2005. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones by approximately 15% in 2005 as compared to the same period in 2004.

Our coin call revenues decreased by $1,669 or approximately 26.0%, from $6,411 in year ended December 31, 2004 to $4,742 in the year ended December 31, 2005. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue, decreased $1,301 or approximately 59.8% from $2,178 in the year ended December 31, 2004 to $877 in the year ended December 31, 2005. Our service & repair revenues increased by $210 when compared to the same period in 2004.

COSTS OF SALES

Our overall cost of sales decreased for the year ending December 31, 2005 by $1,362 or approximately 17% when compared to the year ending December 31, 2004. This decrease is due to reducing our network of payphones by 15%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Our commissions' expense increased by $83 due to an increase in payphone usage. Depreciation expense decreased by $859 when compared to the same period in 2004. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $36,545 or approximately 331% over the same period in 2004. Professional fees increased by $14,616 over 2004. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $2,453 over 2004. These are fees the Company pays to an outside company to collect and maintain our network of payphones. Our general and administrative accounted for a decrease of $524 when compared to the same period ending December 31, 2004.


GOING CONCERN QUALIFICATION

In their Independent Auditor's Report, for fiscal year ending December 31, 2005, our auditors states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES


CASH FLOW

Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of December 31, 2005, we have a note payable to Mary Passalaqua in the amount of $ 23,006.70.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES, WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2004 through 2005, and the losses are projected to continue in 2006. Our net losses were $8,856 and $47,547 for fiscal years ended 2004, 2005 respectively. We have been concentrating on the development of our products, services and business plan. Our management believes that we can be profitable and that our business plan will be successful; however, there is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

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

WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual production process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced product shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

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

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is currently classified as a penny stock.

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

ITEM 7.  FINANCIAL STATEMENTS













                       DOLCE VENTURES, INC. AND SUBSIDIARY

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2005 and 2004..............................................F - 3

Consolidated Statements of Operations for the
 Years Ended December 31, 2005 and 2004  .................................F - 4

Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2005 and 2004...................................F - 5

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 2005 and 2004...................................F - 6

Notes to Consolidated Financial Statements................................F - 8

                          INDEPENDENT AUDITOR'S REPORT



Dolce Ventures, Inc. and Subsidiary


         We have audited the accompanying consolidated balance sheets of Dolce Ventures, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, statement of stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolce Ventures, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 12,  2006

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                            ---------------------------------------
                                                                                   2005                 2004
                                                                            ------------------   ------------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                                   $            3,960   $              368
  Accounts Receivable                                                                    2,496                2,316
                                                                            ------------------   ------------------

     Total Current Assets                                                                6,456                2,684
                                                                            ------------------   ------------------

Property and Equipment:
  Payphone Equipment                                                                    12,600               12,600
  Less Accumulated Depreciation                                                        (10,531)              (8,971)
                                                                            ------------------   ------------------

     Net Fixed Assets                                                                    2,069                3,629
                                                                            ------------------   ------------------

     Total Assets                                                           $            8,525   $            6,313
                                                                            ==================   ==================

LIABILITIES
Current Liabilities:
Accounts Payable                                                            $           11,750   $            3,425
Related Party Payable                                                                   23,007                  298
Note Payable                                                                                 -                1,275
                                                                            ------------------   ------------------

     Total Liabilities                                                                  34,757                4,998
                                                                            ------------------   ------------------

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $0.001,
    Authorized 100,000,000 shares, 0
    Issued and outstanding at December 31, 2005 and 2004                                     -                    -
Common Stock, Par value $0.001,
    Authorized 250,000,000 shares, Issued 100,770,140 and
    80,770,140 at December 31, 2005 and 2004                                           100,770               80,770
Paid-In Capital                                                                         13,628               13,628
Retained Deficit                                                                      (140,630)             (93,083)
                                                                            ------------------   ------------------

     Total Stockholders' Equity                                                        (26,232)               1,315
                                                                            ------------------   ------------------

     Total Liabilities and Stockholders' Equity                             $            8,525   $            6,313
                                                                            ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Year Ended
                                                                                         December 31,
                                                                                   2005                 2004
                                                                            ------------------   ------------------
Revenues                                                                    $            8,349   $           11,109
Costs of Operations                                                                      6,897                8,259
                                                                            ------------------   ------------------

     Gross Profit                                                                        1,452                2,850

Expenses
  Consulting Expense                                                                    20,000                    -
  General & Administrative                                                                 372                  896
  Outside Services                                                                       9,846                7,393
  Professional Fees                                                                     17,386                2,770
                                                                            ------------------   ------------------

     Total Operating Expenses                                                           47,604               11,059

     Loss from Operations                                                              (46,152)              (8,209)

Other Income (Expense)
Interest, Net                                                                             (819)                 (98)
                                                                            ------------------   ------------------

     Net Loss Before Taxes                                                             (46,971)              (8,307)

     Income and Franchise Tax Expense                                                      576                  549
                                                                            ------------------   ------------------

     Net Loss                                                               $          (47,547)  $           (8,856)
                                                                            ==================   ==================

Basic & Diluted Loss Per Share                                              $                -   $                -
                                                                            ==================   ==================

Weighted Average Shares                                                             94,370,140           80,770,140
                                                                            ==================   ==================



   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                           Preferred Stock                  Common Stock               Paid-In        Retained
                                       Shares         Par Value         Shares        Par Value        Capital        Deficit
                                   --------------- --------------- ---------------- --------------  -------------- --------------
Balance at December 31, 2003                     - $             -       80,770,140 $       80,770  $       (1,372)$      (84,227)

Contributed Capital                              -               -                -              -          15,000              -
Net Loss                                         -               -                -              -               -         (8,856)
                                   --------------- --------------- ---------------- --------------  -------------- --------------

Balance at December 31, 2004                     -               -       80,770,140         80,770          13,628        (93,083)

Shares Issued for Services                       -               -       20,000,000         20,000               -              -
Net Loss                                         -               -                -              -               -        (47,547)
                                   --------------- --------------- ---------------- --------------  -------------- --------------

Balance at December 31, 2005                     - $             -      100,770,140 $      100,770  $       13,628 $    (140,630)
                                   =============== =============== ================ ==============  ============== ==============
























   The accompanying notes are an integral part of these financial statements.

                                        DOLCE VENTURES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Year Ended
                                                                                         December 31,
                                                                                   2005                2004
                                                                           -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                   $            (47,547)$            (8,856)

Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
  Depreciation                                                                            1,560               2,419
  Common Stock Issued for Services                                                       20,000                   -
Change in operating assets and liabilities:
  Decrease (Increase) in Accounts Receivable                                               (180)             (1,466)
  Increase (Decrease) in Accounts Payable                                                 8,325              (7,439)
  Increase (Decrease) in Accrued Expenses                                                   709                  98
                                                                           -------------------- -------------------
    Net Cash Used in operating activities                                               (17,133)            (15,244)
                                                                           -------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities                                                     -                   -
                                                                           -------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contributed                                                                           -              15,000
Payment on Note Payable                                                                  (1,275)                  -
Proceeds from Related Party Payable                                                      22,000                 298
                                                                           -------------------- -------------------
  Net Cash Provided by Financing Activities                                              20,725              15,298
                                                                           -------------------- -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                               3,592                  54
Cash and Cash Equivalents
  at Beginning of Period                                                                    368                 314
                                                                           -------------------- -------------------
Cash and Cash Equivalents
  at End of Period                                                         $              3,960 $               368
                                                                           ==================== ===================

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                                      For the Year Ended
                                                                                         December 31,
                                                                                   2005                2004
                                                                           -------------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                 $                190 $                 -
  Income and Franchise Taxes                                               $                 60 $               549


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Stock Issued for Services                                                $             20,000 $                 -






















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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $141,000 for the period from August 19, 1983 (inception) to December 31, 2005, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

Revenue Recognition

         Revenue is recognized as services are performed.

Fixed Assets

         Fixed assets are stated at cost. Deprecation expense for the years ended December 31, 2005 and 2004 was $1,560 and $2,419. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:


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

Reclassification

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the December 31, 2005 presentation.

NOTE 2 - INCOME TAXES

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

NOTE 3 - COMMITMENTS & CONTINGENCIES

         As of December 31, 2005, all activities of the Company have been conducted by corporate officers from their separate business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - NOTES PAYABLE

         On December 15, 2001, Dolce Ventures, Inc. purchased ten telephones from American Telepath International, Inc. in the amount of $1,000 with interest at the rate of 8 percent per annum. The note is payable in a lump sum December 15, 2004. The balance due on this note is $1,275 and $0 as of December 31, 2004 and December 31, 2005.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RELATED PARTY PAYABLE

         On November 29, 2004, Dolce Ventures, Inc entered into an agreement with Mary Passalaqua in the amount of $298 with interest at a rate of 10 percent per annum. As of December 31, 2005 and 2004, the Company owed $328 and $298, respectively, relating to this note.

         On February 15, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $2,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2,182 as of December 31, 2005 and $0 as of December 31, 2004.

         On July 27, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $10,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum July 27, 2006. The balance due on this note is $10,420 as of December 31, 2005 and $0 as of December 31, 2004

         On December 8, 2005, Dolce Ventures, Inc. entered into an agreement with Mary Passalaqua in the amount of $10,000 with interest at the rate of 10 percent per annum. The note is payable in a lump sum December 8, 2006. The balance due on this note is $10,077 as of December 31, 2005 and $0 as of December 31, 2004

NOTE 6 - COMMON STOCK TRANSACTIONS

         On April 28, 2005, the Company issued 20,000,000 shares of common stock in exchange for services rendered. The cost of $20,000 for services has been charged to consulting expense.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS:

NONE


ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness, as of December 31, 2005, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls.


ITEM 8B. OTHER INFORMATION

NONE



                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.



                                                            Year First
                                                            Became
Name                   Age       Position with Company      a Director
----                   ---       ---------------------      ----------

Carl E. Worboys        62        President                  October 2004
                                                            3-year term

John F. Passalaqua     69        Secretary/Treasurer        October 2004
                                                            3-year term

David F. Stever        62        Director                   October 2004
                                                            3-year term



RESUMES

Carl E. Worboys is a practicing attorney in the State of New York. He has been active in the public payphone business for several clients. For five years he was in charge of regulatory affairs for American Telecommunications Enterprises, Inc., a long distance carrier, and had responsibility for the development of payphone leasing programs for the carrier.

John F. Passalaqua has served as a technical support employee for several payphone companies in the local area. He was elected an officer and director of Dolce in 2004. He has been employed by several other payphone companies in the Central New York area.

David F. Stever is a retired corporate travel specialist with substantial marketing experience, which he has provided guidance for the Company.

BOARD OF DIRECTORS; ELECTION OF OFFICERS

All directors hold offices until the next annual meeting of shareholders and until their successors are duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to fiscal year 2004, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with.


AUDIT COMMITTEE

The Company does not currently have an audit committee, and the Board of Directors serves this function. In addition, the Board does not have a financial expert as defined by Regulation S-B Item 401. The Company has not been able to attract a financial expert to serve on its Board of Directors; however, the Company will be seeking a candidate to serve in this role in the future.


CODE OF ETHICS

The Company has not adopted a Code of Ethics for its principal executive and financial officers. Due to the Company's limited operations the Company's Board of Directors does not believe a code of ethics is necessary at this time. The Company's Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Company's management intends to promote honest and ethical conduct, full and fair disclosures in its reports with the SEC, and compliance with applicable governmental laws and regulations.


ITEM 10. EXECUTIVE COMPENSATION.

Mr. Carl Worboys and Mr. John Passalaqua were issued 8,000,000 shares of common stock respectively at a deemed price of $0.001 per share in consideration for their services in organizing and managing our initial corporate effort and for acting as officers.

No other compensation has been awarded to, earned by or paid to our officers. Management has agreed to act with out compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.


                           SUMMARY COMPENSATION TABLE

                                      FISCAL                            OTHER

NAME AND PRINCIPAL POSITION         YEAR PAID    SALARY    BONUS    COMPENSATION

Carl E. Worboys, President                N/A       -0-      -0-       $8,000.00

John F. Passalaqua, Secretary/Treasurer   N/A       -0-      -0-       $8,000.00


We do not have health insurance for our employees. We do not have retirement, pension, profit sharing, stock options, or other similar programs for the benefit of our employees.


OPTIONS AND SARS

The company has no option or SAR programs and no options or SAR's were granted to any of its employees.

LONG-TERM INCENTIVE PLANS

The Company has no long-term incentive plans for its officers, directors or employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


   (1) (2) (3) (4) Title of Class Name and Address Amount and Nature Percent of Class
                 of Beneficial Owner      of Beneficial Owner

--------------------------------------------------------------------------------
Common          Carl E. Worboys (1)             8,000,000               7.94%

Common          John F. Passalaqua (1)          8,721,000               8.65%

Common          David F. Stever (1)             2,000,000               1.98%

Common          Kevin Kopaunik                  6,663,357               6.61%
                1800 S. West Temple
                Suite 301
                Salt Lake City, UT 84115

(1) The address of each of our executive officers and directors is 118 Chatham Road, Syracuse, NY






ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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




                                     PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
3        Articles of Incorporation (b)
3.1      Amended Articles of Incorporation, dated March 14, 1984 (b)
3.2      Amended Articles of Incorporation, dated March 31, 1988 (b)
3.3      Amended Articles of Incorporation, dated February 7, 2002 (b)
3.4      Amended Articles of Incorporation, dated March 26, 2002 (b)
4.1      By-Laws (b)
21.1     Subsidiaries of the Registrant (1)
31.1     Sarbanes-Oxley Act of 2002 Section 302 Certification by Carl E. Worboys
32.1     Sarbanes-Oxley Act of 2002 Section 906 Certification by Carl E. Worboys

(1)

Filed herewith.

(b)

Reports on Form 10SB

No reports on Form 8-K were filed in the fourth quarter of 2005



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Robinson, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:



                                  FISCAL 2005       FISCAL 2004
                                  -----------       -----------
Audit Fees      (1)                $12,791           0
Audit-Related Fees
Tax Fees          (2)               $1,617           0
All Other Fees
Total


(1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robinson, Hill & Company, as well as the fees charged by Robinson, Hill & Company for such services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     DOLCE VENTURES, INC.
     Date:  April 12, 2006
  By:/s/ CARL E WORBOYS
     CARL E WORBOYS
     Principal Executive and Financial Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                      DATE
/s/  CARL E WORBOYS              Principal  Executive and      April 12, 2006
Carl E. Worboys                  Financial Officer
/s/  JOHN F. PASSALAQUA          Secretary/Treasurer           April 12, 2006
John F. Passalaqua
/s/  DAVID F. STEVER             Director                      April 12, 2006
David F. Stever