Form 10QSB
period 2006-03-31
Dolce Ventures, Inc
filed 2006-05-15
CIK 1326364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-51364

                               DOLCE VENTURES INC.
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

Yes ( X ) No ( )

Indicate by check mark whether the  registrant is a shell company (as defined by

Rule 12b-2 of the Exchange Act). Yes     X      No
                                     ----------    -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,770,140 shares of Common Stock, $.001 par value, were outstanding as of March 31, 2006

Transitional Small Business Disclosure Forms (check one): Yes ( ) No ( X )

                               DOLCE VENTURES INC.

                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2005


                          PART I FINANCIAL INFORMATION


ITEM 1.     Financial Statements

         Consolidated Balance Sheets                                         F-1
         At December 31, 2005 and March 31, 2006

         Consolidated Statements of Income and Retained
         Earnings  F-2 For the three months ended March
         31, 2006 and March 31, 2005

         Consolidated Statements of Cash Flows
         For the three months ended March 31, 2006 and March 31, 2005        F-3

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

         Signatures

                                     PART I

Item 1.  Financial Statements

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                              March 31,         December 31,
                                                                                 2006               2005
                                                                          ------------------  -----------------
Assets:
   Cash and Cash Equivalents                                              $              950  $           3,960
   Accounts Receivable                                                                 2,631              2,496
                                                                          ------------------  -----------------

      Total Current Assets                                                             3,581              6,456
                                                                          ------------------  -----------------

Property and Equipment:
   Payphone Equipment                                                                 12,600             12,600
   Less Accumulated Depreciation                                                     (10,921)           (10,531)
                                                                          ------------------  -----------------

      Net Property and Equipment                                                       1,679              2,069
                                                                          ------------------  -----------------

      Total Assets                                                        $            5,260  $           8,525
                                                                          ==================  =================

Liabilities:
   Accounts Payable                                                       $           12,447  $          11,750
   Related Party Payable                                                              26,623             23,007
                                                                          ------------------  -----------------

      Total Liabilities                                                               39,070             34,757
                                                                          ------------------  -----------------

Stockholders' Equity:
  Preferred Stock, Par value $0.001, Authorized
    100,000,000 shares, Issued 0
    at March 31, 2006 and December 31, 2005                                                -                  -
  Common Stock, Par value $0.001, Authorized
    250,000,000 shares, Issued 100,770,140 at
    March 31, 2006 and 100,770,140 at December 31, 2005                              100,770            100,770
  Paid-In Capital                                                                     13,628             13,628
  Retained Deficit                                                                  (148,208)          (140,630)
                                                                          ------------------  -----------------

     Total Stockholders' Equity                                                      (33,810)           (26,232)
                                                                          ------------------  -----------------

       Total Liabilities and Stockholders' Equity                         $            5,260  $           8,525
                                                                          ==================  =================


   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)








                                         For the Three Months Ended
                                                 March 31,
                                     ----------------------------------
                                           2006              2005
                                     ----------------- ----------------
Revenues                             $             765 $          1,787
Costs of Operations                              1,149            1,904
                                     ----------------- ----------------

    Gross Profits                                 (384)            (117)

Expenses
   Advertising                                     770                -
   Accounting                                    2,903                -
   Filing Fees                                   2,239               12
   General and Administrative                      153               60
   Outside Services                                614              525
                                     ----------------- ----------------
       Total Operating Expenses                  6,679              597
                                     ----------------- ----------------

    Operating Income (Loss)                     (7,063)            (714)

Other Income (Expense)
Interest, Net                                     (617)             (50)
                                     ----------------- ----------------

    Net Loss Before Taxes                       (7,680)            (764)
                                     ----------------- ----------------

Income and Franchise Tax                          (102)             (83)
                                     ----------------- ----------------

    Net Income (Loss)                $          (7,578)$           (681)
                                     ================= ================

Loss per Share, Basic &
Diluted                              $               - $              -
                                     ================= ================

Weighted Average Shares
Outstanding                               100,770,140        80,770,140



   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 For the Three Months Ended
                                                                          March 31,
                                                             -----------------------------------
                                                                   2006               2005
                                                             -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                      $          (7,578) $           (681)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                         390               605
Changes in Operating Assets and Liabilities
     Decrease (Increase) in Accounts Receivable                           (135)             (737)
     Increase (Decrease) in Accounts Payable                               697            (1,538)
     Increase (Decrease) in Accrued Interest                               616                50
                                                             -----------------  ----------------
Net Cash Used in Operating Activities                                   (6,010)           (2,301)
                                                             -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities                                    -                 -
                                                             -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Note Payable Mary Passalaqua                          3,000             2,000
     Capital Contributed                                                     -                 -
                                                             -----------------  ----------------
Net Cash Provided by Financing Activities                                3,000             2,000
                                                             -----------------  ----------------

Net (Decrease) Increase in Cash                              (3,010)                        (301)
Cash at Beginning of Period                                              3,960               368
                                                             -----------------  ----------------
Cash at End of Period                                        $             950  $             67
                                                             =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                             =================  ================
Cash paid during the year for:
  Interest                                                   $               -  $              -
  Franchise and Income Taxes                                 $            (102) $            (83)


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

Interim Financial Statements

         The unaudited financial statements as of March 31, 2006 and for the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $148,208 for the period from August 19, 1983 (inception) to March 31, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Income (Loss) per Share

         Basic income  (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the March 31, 2006 presentation.

Revenue Recognition

         Revenue is recognized as services are performed.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Depreciation

         Fixed assets are stated at cost. Deprecation expense for the quarters ended March 31, 2006 and 2005 was $390 and $605. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:


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

NOTE 3 - COMMITMENTS

         As of March 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATE PARTY PAYABLES

         On November 29, 2004, Mary Passalaqua loaned the Company $298 with an imputed interest rate of 10 percent per annum. As of March 31, 2006 and December 31, 2005, the Company owed $340 and $328, respectively, relating to this note.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - NOTES PAYABLE (Continued)

         On February 15, 2005, Mary Passalaqua loaned the Company $2,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2,236 as of March 31, 2006 and $2,182 as of December 31, 2005.

         On July 27, 2005, Mary Passalaqua loaned the Company $10,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum July 27, 2006. The balance due on this note is $10,698 as of March 31, 2006 and $10,420 as of December 31, 2005.

         On December 8, 2005, Mary Passalaqua loaned the Company $10,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum December 8, 2006. The balance due on this note is $10,317 as of March 31, 2006 and $10,077 as of December 31, 2005.

         On March 22, 2006, Mary Passalaqua loaned the Company $3,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum March 22, 2007. The balance due on this note is $3,032 as of March 31, 2006 and $0.00 as of December 31, 2005.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES

Our total revenue decreased by $1,022 or approximately 57.2%, from $1,787 in the three months ended March 31, 2005 to $765 in the three months ended March 31, 2006. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications. We reduced our network of payphones by approximately 15% in 2005.

Our coin call revenues decreased by $1,008 or approximately 100%, from $1,008 in the three months ended March 31, 2005 to $0 in the three months ended March 31, 2006. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $149 or approximately 100% from $149 in the three months ended March 31, 2005 to $0 in the three months ended March 31, 2006. Our service & repair revenues increased when compared to the same period in 2005.

COSTS OF SALES

Our overall cost of sales decreased for the three months ending March 31, 2006 by $755 or approximately 39.7% when compared to the three months ending March 31, 2005. Our telecommunication costs decreased by $755 due to reducing our network of payphones by 39.7%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Depreciation expense decreased by $215when compared to the same period in 2005. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $6,082 or approximately 1018.8 times over the same period in 2005. Professional fees increased by $2,903 over 2005. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $89 over 2005. These are fees the Company pays to an outside company to collect and maintain our network of payphones. Our office, and travel & entertainment expenses, together account for an increase of $2,320 when compared to the same period ending March 31, 2005. Expenses for advertising increased by $770 over 2005.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2005, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of March 31, 2006we have a note payable to Mary Passalaqua in the amount of $26,623.

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

         (b) Changes in Internal Controls

Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT

NO.      DESCRIPTION
--------------------------------------------------------------------------------
3        Articles of Incorporation
3.1      Amended Articles of Incorporation, dated March 14, 1984
3.2      Amended Articles of Incorporation, dated March 31, 1988
3.3      Amended Articles of Incorporation, dated February 7, 2002
3.4      Amended Articles of Incorporation, dated March 26, 2002
3.5      Agreement of Merger, dated March 28, 2002
4        By-Laws
5        Specimen Share Certificate for Common Shares
31.1     Sarbanes-Oxley  Act of  2002  Section  302  Certification  for  Carl E.
         Worboys
31.1     Sarbanes-Oxley  Act of  2002  Section  302  Certification  for  John F.
         Passalaqua
32.1     Sarbanes-Oxley  Act of  2002  Section  906  Certification  for  Carl E.
         Worboys
32.2     Sarbanes-Oxley  Act of  2002  Section  906  Certification  for  John F.
         Passalaqua


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DOLCE VENTURES INC.

                                  (Registrant)

   Dated:   May 15 , 2006                    /s/ CARL E. WORBOYS
                                             -------------------
                                             Carl E. Worboys
                                             President
                                             (Principal Executive
                                               Officer)


   Dated:   May 15, 2006                    /s/ JOHN F. PASSALAQUA
                                            ----------------------
                                            John F. Passalaqua
                                            Secretary/Treasurer
                                            (Principal Financial
                                               Officer)