Form 10QSB
period 2006-06-30
Dolce Ventures, Inc
filed 2006-08-17
CIK 1326364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                       ( X ) QUARTERLY REPORT PURSUANT TO
                      SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,770,140 shares of Common Stock, $.001 par value, were outstanding as of June 30, 2006

Transitional Small Business Disclosure Forms (check one): Yes ( ) No ( X )

                               DOLCE VENTURES INC.

                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2005


 PART I FINANCIAL INFORMATION


ITEM 1.     Financial Statements

         Consolidated Balance Sheets                                         F-1
         At December 31, 2005 and June 30, 2006

         Consolidated Statements of Income and Retained Earnings             F-2

         For the six months ended June 30, 2006 and June 30, 2005

         Consolidated Statements of Cash Flows
         For the six months ended June 30, 2006 and June 30, 2005            F-3

         Notes to Consolidated Financial Statements                          F-4


ITEM 2.  Managements Discussion and Analysis of Financial                      3
         Condition and Results of Operation

ITEM 3.  Controls and Procedures                                               5

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                     8

ITEM 2.  Changes in Securities and Use of Proceeds                             8

ITEM 3.  Defaults Upon Senior Securities                                       8

ITEM 4.  Submission of Matters to a Vote of Security Holders                   8

ITEM 5.  Other Information                                                     8

ITEM 6.  Exhibits and Reports on Form 8-K                                      8

         Signatures

                                     PART I

ITEM 1.

            DOLCE VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited)

                                                                     June 30,            December 31,
                                                                       2006                  2005
                                                                 -----------------     -----------------
Assets:
   Cash and Cash Equivalents                                                $ 371               $ 3,960
   Accounts Receivable                                                         50                 2,496
                                                                 -----------------     -----------------

      Total Current Assets                                                    421                 6,456
                                                                 -----------------     -----------------

Property and Equipment:
   Payphone Equipment                                                      12,600                12,600
   Less Accumulated Depreciation                                          (11,311)              (10,531)
                                                                 -----------------     -----------------

      Net Property and Equipment                                            1,289                 2,069
                                                                 -----------------     -----------------

      Total Assets                                                        $ 1,710               $ 8,525
                                                                 =================     =================

Liabilities:
   Accounts Payable                                                      $ 11,777              $ 11,750
   Related Party Payable                                                   37,555                23,007
                                                                 -----------------     -----------------

      Total Liabilities                                                    49,332                34,757
                                                                 -----------------     -----------------

Stockholders' Equity:
  Preferred Stock, Par value $0.001, Authorized
    100,000,000 shares, Issued 0 at
     June 30, 2006 and December 31, 2005
Common Stock, Par value $0.001, Authorized
    250,000,000 shares, Issued 100,770,140 at
    June 30, 2006 and 100,770,140 at
    December 31, 2005                                                     100,770               100,770
  Paid-In Capital                                                          13,628                13,628
  Retained Deficit                                                       (162,020)             (140,630)
                                                                 -----------------     -----------------

     Total Stockholders' Equity                                           (47,622)              (26,232)
                                                                 -----------------     -----------------
      Total Liabilities and Stockholders' Equity                         $ 1,710               $ 8,525
                                                                 =================     =================

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended            For the Six Months Ended
                                                        June 30,                             June 30,
                                          ------------------------------------ ------------------------------------
                                                2006               2005                     2006              2005
                                          ------------------  ---------------- ------------------  ----------------
Revenues                                              $ 113           $ 2,982                878           $ 4,768
Costs of Operations                                   1,555             1,436              2,704             3,339
                                          ------------------  ---------------- ------------------  ----------------

    Gross Profits                                    (1,442)            1,546             (1,826)            1,429
                                          ------------------  ---------------- ------------------  ----------------

Expenses
General and Administrative                            1,289               108              1,442               180
Accounting                                            9,648             5,821             12,551             5,821
Advertising                                               -                 -                770                 -
Consulting Fee                                            -            20,000                  -            20,000
Outside Services                                         45             7,617              2,898             8,142
                                          ------------------  ---------------- ------------------  ----------------

    Operating Income (Loss)                         (12,424)          (32,000)           (19,487)          (32,714)
                                          ------------------  ---------------- ------------------  ----------------

Other Income (Expense)
Interest, Net                                          (831)              (76)            (1,448)             (126)
                                          ------------------  ---------------- ------------------  ----------------

    Net Loss Before Taxes                           (13,255)          (32,076)           (20,935)          (32,840)
                                          ------------------  ---------------- ------------------  ----------------

Income and Franchise Tax                               (557)                -               (455)               83
                                          ------------------  ---------------- ------------------  ----------------

    Net Income (Loss)                               (13,812)          (32,076)           (21,390)          (32,757)
                                          ==================  ================ ==================  ================

Loss per Share, Basic &
Diluted                                                 $ -               $ -                $ -               $ -
                                          ==================  ================ ==================  ================

Weighted Average Shares
Outstanding                                     100,770,140        94,616,294        100,700,140        87,731,466
                                          ==================  ================ ==================  ================

   The accompanying notes are an integral part of these financial statements.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Six Months Ended
                                                                              June 30,
                                                               --------------------------------------
                                                                    2006                  2005
                                                               ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period                                              $ (21,390)            $ (32,757)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and Amortization                                         780                   780
     Common Stock Issued for Services                                        -                20,000
Changes in Operating Assets and Liabilities
     Decrease (Increase) in Accounts Receivable                          2,446                  (759)
     Increase (Decrease) in Accounts Payable                                27                10,244
     Increase (Decrease) in Accrued Interest                             1,448                   126
                                                               ----------------      ----------------
Net Cash Used in Operating Activities                                  (16,689)               (2,366)
                                                               ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and Equipment                                      -                     -
                                                               ----------------      ----------------
Net cash provided by Investing Activities                                    -                     -
                                                               ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Notes Payable                                                      13,100                 2,000
     Capital Contributed                                                     -                     -
                                                               ----------------      ----------------
Net Cash Provided by Financing Activities                               13,100                 2,000
                                                               ----------------      ----------------

Net (Decrease) Increase in Cash                                         (3,589)                 (366)
Cash at Beginning of Period                                              3,960                   368
                                                               ----------------      ----------------
Cash at End of Period                                                    $ 371                   $ 2
                                                               ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                 $ -                   $ -
  Franchise and Income Taxes                                             $ 455                   $ -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Stock issued for Services                                                $   -              $ 20,000

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

 Interim Financial Statements

         The unaudited financial statements as of June 30, 2006 and for the three and nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $162,020 for the period from August 19, 1983 (inception) to June 30, 2006, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Income (Loss) per Share

         Basic income  (loss) per share has been computed by dividing the income
(loss) for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June, 2005 and 2006.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

Revenue Recognition

         Revenue is recognized as services are performed.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation

         Fixed assets are stated at cost. Deprecation expense for the six months ended June 30, 2006 and 2005 was $780 and $780. Depreciation and amortization are computed using the straight-line and accelerated methods over the estimated economic useful lives of the related assets as follows:

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

Recent Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Preferred Stock and convertible notes, and is not anticipated to have a significant effect on our financial position or results of operations.

         In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities, therefore adoption of this standard currently has no financial reporting implications.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements.

         This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements of the Company.

NOTE 2 - INCOME TAXES

         The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.


NOTE 3 - COMMITMENTS

         As of June 30, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY PAYABLES

         On November 29, 2004, Mary Passalaqua loaned the Company $298 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum November 29, 2006. The balance due on this note is $349 as of June 30, 2006 and $332 as of December 31, 2005.

         On February 15, 2005, Mary Passalaqua loaned the Company $2000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum February 15, 2006. The balance due on this note is $2292 as of June 30, 2006 and $2181 as of December 31, 2005.

         On July 27, 2005, Mary Passalaqua loaned the Company $10,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum July 27, 2006. The balance on this note is $10,965 as of June 30, 2006 and $10,435 as of December 31, 2005.

                       DOLCE VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - RELATED PARTY PAYABLES (Continued)

         On December 8, 2005, Mary Passalaqua loaned the Company $10,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum December 8, 2006. The balance due on this note is $10,574 as of June 30, 2006 and $10,063 as of December 31, 2005.

         On February 15, 2006, Mary Passalaqua loaned the Company $3,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum February 15, 2008. The balance due on this note is $ 3112 as of June 30, 2006 and $0 as of December 31, 2005.

         On March 22, 2006, Mary Passalaqua loaned the Company $3,000 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum March 22, 2007. The balance due on this note is $3,082 as of June 30, 2006 and $0 as of December 31, 2005.

         On May 19, 2006, Mary Passalaqua loaned the Company $7,100 with an imputed interest rate of 10 percent per annum. The note is payable in a lump sum April 22, 2008. The balance due on this note is $7,182 as of June 30, 2006 and $0 as of December 31, 2005.

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

BASIS OF PRESENTATION

The unaudited consolidated financial statements of Dolce Ventures Inc. ("Dolce", the "Company", "our", or "we"), include the accounts of Dolce Ventures Inc. and its wholly owned subsidiary: Pegasus Tel Inc. All significant inter-company amounts have been eliminated. The unaudited consolidated financial statements of Dolce present herein, should be read in conjunction with the audited consolidated financial statements of Dolce as of and for the year ended December 31, 2005. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES

Our total revenue decreased by $3,890 or approximately 82%, from $4,768 in the six months ended June 30, 2005 to $878 in the six months ended June, 2006. This decrease was primarily attributable to removal of unprofitable phone locations and lower call volumes on our payphones resulting from the growth in wireless communications.

Our coin call revenues decreased by $2,867 or approximately 96%, from $3,002 in the six months ended June 30, 2005 to $135 in the six months ended June 30, 2006. The decrease in coin call revenue was primarily attributable to the reduced number of payphones we operated coupled with the increased competition from wireless communication services. Our non-coin call revenue, which is comprised primarily of dial-around revenue and operator service revenue decreased $1,022 or approximately 58% from $1,766 in the six months ended June 30, 2005 to $744 in the six months ended June 30, 2006. Our service & repair revenues decreased when compared to the same period in 2005.

COSTS OF SALES

Our overall cost of sales decreased for the six months ending June 30, 2006 by $635 or approximately 19% when compared to the six months ending June 30, 2005. Our telecommunication costs decreased by $635 due to reducing our network of payphones by 81%. Once a low revenue payphone is identified, we offer the site owner an opportunity to purchase the equipment. If the site owner does not purchase the payphone, we remove it from the site. Depreciation expense remained the same when compared to the same period in 2005. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $16,482 or approximately 48% over the same period in 2005. Professional fees increased by $6,730 over 2005. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services decreased by $5,244 over 2005. These are fees the Company pays to an outside company to collect and maintain our network of payphones. Our office expenses increased and travel & entertainment expenses increased, together account for an increase of $1,262 when compared to the same period ending June 30, 2005. Expenses for advertising increased by $770 over 2005.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2005, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary sources of liquidity have been cash from operations and borrowing from various sources. As of June 30, 2006 we have notes payable to Mary Passalaqua in the amount of $37,555.

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

(b) Changes in Internal Controls

Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of tradesecret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. If we make any acquisitions, we could have similar problems in those industries. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

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

                               DOLCE VENTURES INC.

                                  (Registrant)

 Dated:   August 16, 2006                  /s/ CARL E. WORBOYS
                                           -------------------
                                           Carl E. Worboys
                                           President
                                           (Principal Executive
                                             Officer)


 Dated:   August 16, 2006                 /s/ JOHN F. PASSALAQUA
                                          ----------------------
                                          John F. Passalaqua
                                          Secretary/Treasurer
                                          (Principal Financial
                                             Officer)