Form 10KSB
period 2006-12-31
Sino Gas International Holdings, Inc.
filed 2007-04-02
CIK 1326364

GO Draft March 29, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

( X ) ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	32-0028823
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

The Farmhouse
558 Lime Rock Road
Lime Rock, Connecticut 06039
(Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (860) 435-7000

Securities registered under Section 12 (b) of the Act: NONE

Securities to be registered under Section 12 (g) of the Act:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State Issuer’s revenue for its most recent fiscal year: $10,870,718

As of March 26, 2007 the aggregate market value of the common stock held by non-affiliates was approximately $ 6,792,498 based upon the last reported closing price on March 6, 2007 of $4.99. As of March 26, 2007, there were 14,920,346 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I

Item 1. Description of Business

Information regarding forward-looking statements and other information in this annual report

Our disclosure and analysis in this annual report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, demand, the market for natural gas in the People's Republic of China, competition, exchange rate fluctuations and the effect of economic conditions include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act.

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

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our reports on Form 10-KSB, Form 10-QSB, Form 8-K, or their successors. We also note that we have provided a cautionary discussion of risks and uncertainties under the caption "Risk Factors" in our registration statement filed with the SEC on October 27, 2006. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us.

Information regarding market and industry statistics contained in this annual report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of the data included in this annual report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 26, 2007, $1.00 = 7.74730 yuan.

“Sino Gas,” “we” and “the Company” refer to Sino Gas International Holdings, Inc. and our subsidiaries or, as context requires, Sino Gas International Holdings, Inc. alone. “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, “2006” and “2005” refer to the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

Overview of Our Business

We are engaged in the development of natural gas distribution systems in small- and medium-sized cities in China, as well as the distribution of natural gas to residential, commercial and industrial customers in China through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries.

We own and operate 23 natural gas distribution systems serving approximately 63,000 residential and five commercial and industrial customers. Our facilities include approximately 700 kilometers (“km”) of pipeline and delivery networks with a designed daily capacity of approximately 70,000 cubic meters of natural gas. Currently, we are constructing an additional four natural gas distribution systems. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Shandong and Anhui Provinces. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31,
	2006	2005
Total gas distributed and supplied (yuan)	29,132,897.35	22,167,785.79
Distribution network (km)	390	187.8
Number of industrial customers	5	4
Number of residential customers	48,199	23,700

We buy natural gas for distribution in three forms: (i) piped natural gas—we use piped natural gas (“PNG”) if the gas source, or long distance pipeline, is located within a reasonably short distance of our system; (ii) compressed natural gas (“CNG”); and (iii) liquefied natural gas (“LNG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to the point of distribution or consumption. Typically CNG is compressed under 200 times pressure and transported at normal temperature, while LNG is compressed at 600 times pressure and transported at sub zero degree temperature. CNG is generally transported within a distance of 300 km. There is no distance restriction in transporting LNG. As LNG is compressed at much higher pressure and transported at much lower temperature than CNG, the cost of compression and processing of LNG is higher than that of CNG.

Generally, if a customer is located within 300 km of our natural gas supplier, we transport CNG to the customer. We transport LNG to a customer if the customer is located more than 300 km away from a supplier. Approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

We generate revenues in two ways: (i) connection fees for the sale of interconnections to our natural gas distribution system and (ii) the sale of natural gas. In 2004, we also generated sales from the sale of natural gas appliances and equipment, gas meters, and repair, maintenance and related services. In 2005, we ceased supplying gas appliances, equipment and gas meters as sales of such items were not very profitable and our customers can find more varieties of these items readily available on the open market. We have two types of customers: (i) residential and (ii) commercial or industrial. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

At and for the year ended December 31,
	2006 (in US$ millions)	2005 (in US$ millions)
Connection fees (as % of total Sales)	7.22(66%)	8.2 (75.2%)
Gas sales	3.65(34%)	2.7 (24.8%)
Other sales	—	—

Our cost of sales consists of cost of gas sales and cost of connection. Cost of gas sales consists of cost of natural gas purchased from the suppliers, transportation cost, depreciation of plant and equipment, and amortization of the capitalized construction costs as our expenditures in constructing our pipeline infrastructure are generally capitalized as fixed assets and amortized over a period of time. Cost of connection includes certain construction costs that are expensed.

The following table presents Beijing Gas’s costs of sales for the periods indicated:

	At and for the year ended December 31,
	2006 (in US$ millions)	2005 (in US$ millions)
Gas cost	2.84	2.53
Connection cost	1.55	1.57

Our business is generally affected by two seasonal factors: First, between December and March, the weather is too cold in northern China for construction. For a given gas distribution project, to avoid running into this time period, we generally start the process of pipeline installation, which has a duration of six to eight months, in April so as to complete the process before December. As a result, most of our revenues from connection fees are recorded in the fourth quarter. Second, winter is our peak season for gas sales, as our customers tend to consume more natural gas for heating purposes.

Our Strategy

Our strategy involves a four-part plan: (i) serve smaller cities each with a population of no more than one million, where there is little competition to obtain a franchise, and where our franchise grants us exclusivity; (ii) contract for long term supplies of natural gas on favorable prices and terms; (iii) finance our Company using a well-designed financing plan that will give us a favorable cost of capital; and (iv) employ the best management.

(i) Small Cities; Exclusive Franchises. We focus on small- to medium-sized cities, generally near a larger metropolitan area. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements in negotiating with the cities, which urgently need to provide their citizens with energy, and usually don’t have the leverage of very large cities, which can attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such city. Usually, our franchises are for a period of 25-30 years.

(ii) Favorable Natural Gas Contracts. We have established and developed stable and long term contracts with China’s major natural gas suppliers, including close cooperation with such major state-owned entities in the petroleum and natural gas industry as Petro China Company Limited and Sinopec Corporation.

(iii) Financing Plan. We anticipate using our financing plan as a competitive tool. Our goal is to duplicate the type of financing plan and related financial instruments used by utilities in the United States, including the issuance of subsidiary level, non-recourse debt, preferred stock and holding company fixed income issuances. Such a financing plan can not only give us a favorable cost of capital, but enhance investor returns and keep investor dilution at a minimum.

We are in a very capital-intensive business. Our income will depend on our ability to issue the above-mentioned financial instruments. There can be no assurance, however, that we will be successful in issuing or selling such instruments to investors which would have a direct and negative impact on our future earnings.

(iv) Employ the Best Management.  We have a team of senior executives who are industry experts each with a track record of success in managing larger Chinese petroleum and/or gas companies. Our founder and Chief Executive Officer, Mr. Yu-Chuan Liu, is a natural gas industry expert with over 20 years experience in senior management positions at Petro China and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhou Zhi Cheng, served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. from 2001 to 2002. Our Chief Engineer, Mr. Shu-Kui Bian, is one of the draftsmen of the PRC national standard for urban gas supply, and was previously the chief executive officer of the First Oil Extraction Plant of North China Oilfield.

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. A separate subsidiary with nominal operations, Pegasus Tel, owns and operates payphones. We plan to spin off Pegasus Tel in the form of a dividend to our shareholders of record as of August 30, 2006.

As of December 31, 2006, our corporate structure is set forth below:

(1) The subsidiaries of Beijing Gas are set forth below:

Subsidiary	Beijing Gas’s Equity Interest
Yu Tian county Zhong Ran Wei Ye Gas Ltd.	90%
Ning Jing Wei Ye Gas Ltd.	95%
Xing Tang County Wei ye Gas Ltd.	95%
Lin Zhang County Wei Ye Gas Ltd.	85%
Jin Zhou Wei Ye Gas Ltd.	95%
Wu Qiao County Gas Ltd.	95%
Long Yao County Zhong Ran Wei Ye Gas Ltd.	95%
Shen Zhou Wei Ye Gas Ltd.	95%
Pei County Wei Ye Gas Ltd.	90%
Si Hong Wei Ye Gas Ltd.	95%
Si Shui Wei Ye Gas Ltd.	95%
Lang Fang Development Zone Wei Ye Dangerous Goods Transportation Ltd.	95%
Beijing Zhong Ran Xiang Ke Gas Technology Ltd.	40%
Zhangjiakou City Xiahuayuan Jinli Gas Ltd. Co.	100%
Yuxian Jinli Gas Ltd. Co.	100%
Beijing Chenguang Gas Ltd., Co.	100%
Changli Gas Co. Ltd.	100%
Hengshui Gas Co. Ltd.	100%

Organizational History

Sino Gas International Holdings, Inc. was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. On April 5, 1984, we changed our name to American Arms, Inc. American Arms, Inc. commenced the manufacture and sale of weapons and laser sights. On December 31, 1984, our Articles of Incorporation were suspended for failure to file an annual report. Our Articles of Incorporation were reinstated on December 19, 1985 by the Utah Department of Commerce, Division of Corporations. On October 1, 1984, our Articles of Incorporation were suspended a second time for failure to file an annual report. Our Certificate of Incorporation was reinstated on November 21, 1986 again by the State of Utah, Department of Commerce, Division of Corporations.

On April 12, 1988, we changed our name to American Industries, Inc. as we were no longer engaged in the manufacturing and sale of weapons and laser sights. American Industries, Inc. was in the business of providing room safes for hotels.

On February 19, 2002, we formed a subsidiary corporation named Pegasus Tel, Inc. under the laws of the State of Delaware, in order to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. merged with Pegasus Communications, Inc., a New York corporation, with Pegasus Tel, Inc. as the surviving entity. On January 14, 2002 we purchased payphone assets consisting of 29 payphones and associated equipment from the Margaretville Telephone Company for $11,600.00. On May 21, 2002, we changed our name to Dolce Ventures, Inc.

On September 7, 2006, we consummated a share exchange transaction with the shareholders of GAS Investment China Co., Ltd. (“Gas (BVI)”), the parent company of Beijing Gas, whereby we exchanged 14,361,646 shares of our series A convertible preferred stock, par value $0.001 per share, for all of the issued and outstanding stock of Gas (BVI) held by the shareholders of Gas (BVI). As a result of the share exchange transaction, Gas (BVI) became our wholly-owned subsidiary, and Beijing Gas became our indirectly wholly-owned subsidiary. In addition, as a result of the share exchange transaction, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act and are now engaged in the development of natural gas distribution systems and the distribution and supply of natural gas in the PRC.

On November 17, 2006, we changed our name to Sino Gas International Holdings, Inc., announced our new trading symbol, SGAS, and effected a 304.44-for-1 reverse stock split.

Change in Control of the Company

On September 7, 2006, we effected a change of control in the Company through a reverse merger transaction, in which the shareholders of Gas (BVI) purchased 72,569,764 shares or our common stock, representing approximately 72.01% of our then outstanding voting securities, in exchange for $675,000 Following the transaction, our new controlling shareholder, Gas (BVI), appointed a new board of directors, consisting of: Messrs. Liu Yu Chuan, Chen Guo Wei, Sun Quan Dong and John D. Kuhns, and Ms. Chen Fang.

Share Exchange Transaction and Issuance and Conversion of Series A Convertible Preferred Stock

On September 7, 2006, we entered into and consummated a share exchange agreement with the holders of all of the outstanding capital stock of Gas (BVI), which were: Eloten Group Ltd., Leading King Investment Limited, Zhong Zhi Min, Li Shu Wang, Chen Si, Xiang Shun Ying, Chong Shun, Liu Xiao Bing, Zhuo Qing Hui, Bian Shu Kui, Chen Fang, Shang Jian Zhong and Wang Wei Dong, or, collectively, the Gas (BVI) shareholders.

Pursuant to the terms of the share exchange agreement, we issued 14,361,646 shares of our series A convertible preferred stock to the Gas (BVI) shareholders in exchange for the 9,950,000 shares of common stock of Gas (BVI) held by the Gas (BVI) shareholders, which constituted all of Gas (BVI)’s capital stock. Each share of series A convertible preferred stock was converted automatically into one share of our common stock, par value $0.001 per share, upon the completion of the 304.44-for-1 reverse stock-split of our common stock on November 17, 2006. Therefore, the shares of series A convertible preferred stock issued to the Gas (BVI) Shareholders were automatically converted into an aggregate of 14,361,646 shares of our common stock.

As a result of the consummation of the share exchange transaction, we ceased being a shell company as that term is defined in Rule 12b-2 under the Exchange Act, Gas (BVI) is now our wholly-owned subsidiary, and Beijing Gas is now our indirectly wholly-owned subsidiary in the PRC.

The foregoing description of the share exchange agreement is qualified in its entirety by the text of the agreement, which is annexed hereto as Exhibit 10.1.

Private Financing Transactions and Issuance of Series B Convertible Preferred Stock

On September 7, 2006, we entered into and closed a stock purchase transaction with Vision Opportunity Master Fund, Ltd., SEI Private Trust Co. FAO - The JM Smucker Co. Master Fund, and Coronado Capital Partners LP, pursuant to which we issued, for an aggregate of $6,876,800 in gross cash proceeds, to the investors, an aggregate of 2,509,782 shares of our series B convertible preferred stock, and series A, B, J, C and D warrants to purchase shares of our common stock as described below, and to Kuhns Brothers, Inc. and its designees, an aggregate of 635,822 shares of our series B convertible preferred stock, and warrants to purchase shares of our common stock as described below.

On October 20, 2006, we entered into and closed a stock purchase transaction with Vision Opportunity Master Fund, Ltd., Nite Capital LP and Ijaz Malik, pursuant to which we issued to the investors, for an aggregate of $2,404,800 in gross cash proceeds, an aggregate of 877,664 shares of our series B convertible preferred stock, at $2.74 per share, and series A, B, J, C and D warrants as described below.

The Series A warrants allow their holders to purchase an aggregate of 3,854,599 shares of our common stock at $3.84 per share. The Series B warrants allow their holders to purchase an aggregate of 1,693,723 shares of our common stock at $5.48 per share. The Series J warrants allow their holders to purchase an aggregate of 3,083,588 shares of our common stock at $3.01 per share. The Series C warrants allow their holders to purchase an aggregate of 3,083,588 shares of our common stock at $4.22 per share. The Series D warrants allow their holders to purchase an aggregate of 1,541,794 shares of our common stock at $6.03 per share.

The series A and B warrants are exercisable for a term of five years. Each series J warrant is exercisable for a period of twelve (12) months following its issuance. Each series C or D warrant is only exercisable once the holder has exercised his or its series J warrant, and for the same number of shares of common stock that the holder’s series J warrant was exercised for. The terms of the series C and D warrants are for five years following the date of issuance of such series C or D warrants, as applicable.

Subject to certain conditions, at the option of the holders of the series B convertible preferred stock, each share of the series B convertible preferred stock is convertible into one share of our common stock after giving effect to the 304.44-for-1 reverse stock-split of our common stock. Therefore, the shares of the series B convertible preferred stock issued in the above-described private financing transactions are convertible into an aggregate of 4,023,268 shares of common stock, after giving effect of the 304.44-for-1 reverse stock-split of our common stock.

The private financing transactions were consummated on substantially similar terms and conditions. As a result of the consummation of these private financing transactions, we issued an aggregate of 4,023,268 shares of series B convertible preferred stock and series A, B, J, C and D warrants exercisable for purchase of an aggregate of 13,257,293 shares of our common stock in exchange for an aggregate of $9,281,600 gross cash proceeds. As of March 12, 2007, a total of 227,697 of our series B convertible preferred shares have been converted into our common stock, and none of our warrants have been exercised for our common stock. The following is a summary of the material terms of the material agreements that we entered into with the investors in the private financing transactions:

1.	Stock Purchase Agreement

Pursuant to the stock purchase agreements that we entered into with the investors of our series B convertible preferred stock closed on September 7, 2006 (as amended on October 3, 2006) and October 20, 2006, respectively, after the closing of these transactions, we are required to take certain actions for the benefit of the holders of the series B convertible preferred stock, among other things:

(a) Board Observer Rights. Vision Opportunity Master Fund, Ltd. shall have the right to have a representative serve as an observer of our board of directors.

(b) Investor and Public Relations. We are to deposit or cause to be deposited $500,000 of the funds raised in the private financing in a separate escrow account with a separate escrow agent to be used us in connection with investor and public relations.

(c) Revenue Targets. We are to establish an adjustment escrow account in our name in which we will deposit 2,353,518 shares of our common stock to be issued to the investors in the series B private financing transactions, as adjustment shares with respect to our audited earnings after taxes. The adjustment escrow account will be managed by a third party law firm acting as escrow agent. In the event that (A) our earnings after taxes for our 2006 fiscal year are less than $5,795,000 or (B) (i) if, by the end of our 2007 fiscal year we have raised not less than $20 million through the exercise of warrants or through an equity or debt offering, our earnings after taxes for our 2007 fiscal year are less than $9,120,000 or (ii) if we have not raised at least $20 million as described above, our earnings after taxes for our 2007 fiscal year are less than $7,900,000, then we will issue or cause to be issued from the adjustment escrow account in each instance 1,176,756 adjustment shares; provided, however, that if by the end of our 2007 fiscal year we have raised at least $20,000,000 in debt financing, we will issue or cause to be issued one-half of the adjustment shares that would otherwise be due. The adjustment shares will be issued to the purchasers of the series B convertible preferred stock in the foregoing private financing transactions in proportion to their purchases of the series B convertible preferred stock promptly following public disclosure that such revenue target has not been achieved. In addition, if we determine to proceed with the preparation and filing of a registration statement under the Securities Act of 1933, as amended, in connection with the proposed offer and sale of any of our securities by us or any of our security holders (other than a registration statement on Form S-4, S-8 or other limited purpose form), then we will cause all such adjustment shares to be included in such registration statement, all to the extent requisite to permit the resale by the purchasers of the series B convertible preferred stock of such adjustment shares.

(d) Ratchet Provision. In the event we, at any time within two (2) years following the closing of the respective private financing transactions, issue or sell any additional shares of our common stock, at a price per share less than $2.74 or without consideration, then the conversion rate for the series B convertible preferred stock will be adjusted so that the number of shares of common stock issuable upon such conversion of the series B convertible preferred stock will be increased in proportion to such increase in outstanding shares of common stock.

(e) Right of First Refusal. For a period of two (2) years following the effective date of the registration statement providing for the resale of the shares of common stock issuable upon conversion of the series B convertible preferred stock and the shares of common stock issuable upon exercise of the warrants, we will provide the purchasers of the series B convertible preferred stock in the foregoing private financing transactions a right of refusal as to any proposed offer or sale to any third party by us, of our common stock or any debt or equity securities convertible, exercisable or exchangeable into our common stock, with certain exceptions.

The foregoing description of the stock purchase agreements is qualified in its entirety by the text of these agreements and amendments thereto, which are annexed hereto as Exhibits 4.1, 4.4, 4.5 and 4.6.

2.	Registration Rights Agreements

In connection with the stock purchase agreements, we entered into registration rights agreements with the investors of the series B convertible preferred stock on September 7, 2006 (as amended on October 3, 2006) and October 20, 2006, respectively. Pursuant to these registration rights agreements, we are required to file with the SEC a "resale" registration statement on Form SB-2, providing for the resale of all shares of our common stock issuable upon conversion of the series B convertible preferred stock and shares of our common stock issuable upon exercise of our warrants, and 1,314,405 shares of common stock issued upon conversion of series A convertible preferred stock issued to certain shareholders of Gas (BVI) in exchange for the shares of Gas (BVI) held by such shareholders pursuant to the share exchange transaction.

We are obligated to file such registration statement by the 50th day following the closing of the respective private financing transactions. In the event that the registration statement receives a “full review” from the SEC and is not effective within 200 days of the closing date of the respective private financing transaction, we will be obligated to pay an amount in cash as liquidated damages to the applicable investor equal to two percent (2%) for each calendar month (prorated for shorter periods) of such investor’s initial investment in the series B convertible preferred stock (with a cap of 20%) until the registration statement is effective. In the event that the registration statement does not receive a full review by the SEC, with respect to an investor in the series B convertible preferred stock, the foregoing penalty will begin to accrue 140 days after the closing of the private financing transaction in which such investor participated.

As of the date of this annual reportannual report, we have not registered all of the shares under the registration rights agreement, and we are nearing the 200-day deadline for registration. We are currently pursuing discussions with the holders of these shares. If these discussions are not successful, however, we could be required to pay penalties according to the terms of the registration rights agreement.

The foregoing description of the registration rights agreements is qualified in its entirety by the text of the agreements, which are annexed hereto as Exhibits 4.2 and 4.7.

3.	Lock-Up Agreement.

Simultaneously and in connection with our entry into the stock purchase agreement on September 7, 2006, we entered into a Lock-Up Agreement with the Gas (BVI) Shareholders, pursuant to which the Gas (BVI) Shareholders agreed to not transfer any of the shares of our common stock issuable upon conversion of the series A convertible preferred stock issued to the Gas (BVI) Shareholders in the share exchange transaction as described above during the period commencing on the closing date of the stock purchase agreement and expiring on the date that is the later of one year following the closing date of the stock purchase agreement or six months following the effective date of the registration statement filed by us with the SEC providing for the resale of the shares of common stock issuable upon conversion of the series A convertible preferred stock and exercise of any warrants; provided, however, that no Gas (BVI) Shareholder shall, during the twelve (12) months following such period, sell more than one-twelfth of their total holdings of our common stock or series A convertible preferred stock during any one month.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by the text of the agreement, which is annexed hereto as Exhibit 4.3.

As a result of the consummation of the reverse merger transaction, we are now engaged in the development of natural gas distribution systems in small- and medium-sized cities in China, as well as the distribution of natural gas to residential, commercial and industrial customers in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. We still own Pegasus Tel, but intend to spin it off in the form of a dividend to our shareholders of record as of August 30, 2006.

Organizational History of Gas (BVI) and Beijing Gas

Gas (BVI) was incorporated on June 19, 2003 in the Territory of the British Virgin Islands with Mr. Liu Yu Chuan as its sole shareholder. Gas (BVI) is the holding company for Beijing Gas. Prior to the acquisition of all of the equity interests of Beijing Gas by Gas (BVI) as described below, Gas (BVI) had no business operations, assets or liabilities, apart from organizational expenses and fees.

Beijing Gas was originally formed as a limited liability company under the laws of the PRC in 2001 under the name Beijing Yuan Wang Yu Cheng Construction Ltd., and changed its name to its current name, Beijing Zhong Ran Wei Ye Gas Co. Ltd., in June 2003.  On February 17, 2004, Gas (BVI) acquired all the outstanding capital stock of Beijing Gas from its then shareholders. On July 14, 2004, Gas (BVI) transferred 1% of the capital stock of Beijing Gas to Shen Zhen Shen Qi Cheng Tong Investment Ltd., a limited liability company organized under the laws of the PRC (“Shen Zhen Shen Qi”), and, simultaneously, Shen Zhen Shen Qi invested RMB 20 million in Beijing Gas in exchange for 50% of its capital stock. As a result, Gas (BVI) and Shen Zhen Shen Qi held 49% and 51% of the capital stock of Beijing Gas, respectively. On April 30, 2006, Gas (BVI) acquired all of the capital stock of Beijing Gas held by Shen Zhen Shen Qi in exchange for RMB 20.4 million. As a result of this transaction, Beijing Gas is now a “wholly foreign owned entity” under PRC law by virtue of its status as a wholly-owned subsidiary of Gas (BVI).

Beijing Gas has subsidiaries, known as project companies, in four provinces, and four branch offices in Beijing. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, which we refer to as an operational location, pursuant to an exclusive franchise agreement with the local government or entities responsible for administering and/or regulating gas utilities, pursuant to which Beijing Gas is granted the exclusive right to develop and operate natural gas distribution systems and distribute natural gas at the operational location.

Each of the project companies is organized as a limited liability company under PRC law with Beijing Gas holding an equity interest of 85% to 100% and an individual shareholder nominally holding the remainder of the equity interest in such project company. Each such individual shareholder has relinquished any and all rights, power and interest of a shareholder in the respective project companies under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders, which requirement was removed in January 2006. Beijing Gas intends to cause the individual shareholders to transfer their shares in each of the project companies back to Beijing Gas in the near future.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

Set forth below are the subsidiaries of Beijing Gas:

Subsidiary	Beijing Gas’s Equity Interest
Yu Tian county Zhong Ran Wei Ye Gas Ltd.	90%
Ning Jing Wei Ye Gas Ltd.	95%
Xing Tang County Wei ye Gas Ltd.	95%
Lin Zhang County Wei Ye Gas Ltd.	85%
Jin Zhou Wei Ye Gas Ltd.	95%
Wu Qiao County Gas Ltd.	95%
Long Yao County Zhong Ran Wei Ye Gas Ltd.	95%
Shen Zhou Wei Ye Gas Ltd.	95%
Pei County Wei Ye Gas Ltd.	90%
Si Hong Wei Ye Gas Ltd.	95%
Si Shui Wei Ye Gas Ltd.	95%
Lang Fang Development Zone Wei Ye Dangerous Goods Transportation Ltd.	95%
Beijing Zhong Ran Xiang Ke Gas Technology Ltd.	40%
Zhangjiakou City Xiahuayuan Jinli Gas Ltd. Co.	100%
Yuxian Jinli Gas Ltd. Co.	100%
Beijing Chenguang Gas Ltd., Co.	100%
Changli Gas Co. Ltd.	100%
Hengshui Gas Co. Ltd.	100%

Recent Developments

In January, 2007, we formed two companies incorporated under the laws of the British Virgin Islands: Sino Gas Construction Ltd. and Sino Gas Investment Development Ltd., both of which are 100% owned by Sino Gas. Sino Gas Construction Ltd. acquired 100% of the common stock of Beijing Chenguang Gas Co., Ltd. in January 2007.

On November 30, 2006, we granted an option to purchase 100,000 shares of our common stock at $3.00 per share to CCG Partners, LLC, as partial consideration for investor relations services it is providing to us.

On October 19, 2006, our Board of Directors met and approved the establishment of an Audit Committee and a Compensation Committee of the Board. At the same meeting, the Board approved the resignation of Shu-wang Li from the position of Chief Operating Officer of the Company, and appointed Zhi-cheng Zhou as the new Chief Operating Officer of the Company.

On December 17, 2006, Beijing Gas acquired 100% of the common shares of two natural gas companies operating in Hebei Province, Hebei Jinli Xiahuayuan Gas Co., Ltd., and Hebei Jinli Yuxian Gas Co., Ltd., both of which became its operating subsidiaries.

In December 2006, Beijing Gas set up two new domestic subsidiaries: Changli Gas Co., Ltd. and Hengshui Gas Co., Ltd.

In December 2006, our board of directors approved an employee compensation plan, which granted to employees options to purchase a total of 1.86 million shares of our common stock over a three-year period.

PRC Natural Gas Industry Overview

Sources of Energy

Although the PRC is the world’s second largest energy consumer, its energy consumption per capita is lower than the per capita level in most other countries. This is largely due to the fact that a large portion of the Chinese population lives in rural areas where access to energy sources is limited and the energy supply infrastructure in the PRC is still relatively underdeveloped. Energy consumption is concentrated in the urban areas where there is greater access to energy sources.

Traditionally, the PRC has relied heavily on coal and crude oil as its energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 65.0%, 23.2%, 8.8% and 3%, respectively, of the PRC’s total energy consumption. In 2003, the ratios were 68.0%, 23.0%, 7.9% and 2.5% respectively. Traditionally, natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer. Only a little over 10% of natural gas is consumed as a fuel for cogeneration and residential use. (Source: The Institute of Energy Economics of Japan).

The PRC’s heavy reliance on coal is out of line with world consumption rates for the same time period which was 22.2% (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. An air pollution study conducted by the World Health Organization in 1998 showed that seven of the 10 most polluted cities in the world were located in the PRC. As such, there have been serious environmental concerns in many countries around the world and resulted in a global trend to reduce coal usage. In consideration of such trends, the PRC set out a policy to raise the share of natural gas in the country’s energy mix in its Ninth 5-Year Plan (1996-2000). At the local government level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits. Before 2000, the gas distribution had principally been served by local municipal governments. Since then, the industry has been open to private sector, whose investments have fostered the wide use of natural gas in thePRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

China’s Natural Gas Reserves and Gas Pipeline Infrastructure

Recognizing the serious problems caused by heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. The PRC abounds in rich natural gas reserves, which are distributed principally in Xinjiang, Sichuan and Inner Mongolia in western and north-central China. According to the Second Oil and Gas Reserve Assessment published by the Geological and Mineral Resources Department of China, natural gas reserves in China are estimated to be 38,000 billion cubic meters with 30,000 billion cubic meters onshore and 8,000 billion cubic meters offshore. These reserves are sufficient for 74 to 120 years of Chinese consumption based on current consumption levels.

Because the PRC’s largest reserves of natural gas are located in western and north-central China, it requires a significant investment in gas transportation infrastructure to carry natural gas to eastern cities and the rest of the PRC. Until recent years, the PRC’s natural gas consumption was limited to local natural gas producing provinces because of the lack of national long-distance pipeline infrastructure. For example, Sichuan province, which is well known for its production of natural gas, has a local gas transport network. In the northwest, areas near the Daqing field in Heilongjiang province and the Liaohe oil field in Liaoning province have benefited from associated gas sent via gas pipeline. Because natural gas transportation was limited to areas near production sites, low cost gas supply was possible.

The principal method for transportation of natural gas from a source to end users is by means of pipelines. In order to develop the natural gas industry, it is essential that the necessary pipeline infrastructure be in place so that natural gas is easily accessible for distribution to end users at affordable cost.

In accordance with the PRC government’s Tenth 5-Year Plan (2001-2005), the country’s longest pipeline, known as the West-East Pipeline, was constructed and went into operation in January 2005. It transports natural gas to demand centers in the southeast from deposits in the western Xinjiang province to Shanghai, picking up additional gas in the Ordos Basin along the way. The West-East Pipeline starts at Lunnan in the Xinjiang Autonomous Region and ends at Baihe Town in Shanghai. It travels through 10 provinces including Xinjiang, Gansu, Ningxia, Shaanxi, Shanxi, Henan, Anhui, Jiangsu, Zhejiang and Shanghai. The full length of the pipeline is about 4,200 km with a designed annual throughput capacity of 20 billion cubic meters, a delivery pressure of 10 megapascals and 35 processing stations along the pipeline.

There are other pipelines linking smaller natural gas deposits to consumers, such as the pipeline linking the Sebei natural gas field in the Qaidam Basin with consumers in the city of Lanzhou, Ganshu province in the northwest, and a pipeline linking natural gas deposits in Sichuan province in the southwest to demand centers in Hubei and Hunan provinces in the central PRC.

In its Eleventh 5-Year Plan (2006 - 2010), the PRC government re-affirmed its commitment to making significant investments in the expansion of the natural gas pipeline infrastructure over a period of 20 years.

The Gas Delivery Process

The natural gas delivery process is categorized by three segments: production, transmission and distribution. Production involves underground exploration, drilling, extraction and purification of the natural gas. After extraction from a gas well, natural gas is transported to nearby refineries for removal of water and other impurities. The natural gas is then transported from the refineries via long distance pipelines under extremely high pressure facilitating the supply to a large number of locations near these pipelines at high speeds. The long distance pipelines are owned and operated by PRC state owned oil and gas exploration and production companies.

Distribution companies (such as Beijing Gas) distribute natural gas to end users and often own the gas pipeline infrastructure rights of an operational location (including the intermediate pipelines, the processing stations, the main pipelines and the branch pipelines). A distribution company purchases natural gas from oil and gas exploration and production companies. The distribution company determines the method of delivering natural gas to its desired destination after taking into account factors such as the distance between the collection and delivery points and the expected demand for gas from the relevant gas supply locations.

The collection of CNG and LNG involves the delivery of the gas by truck from gas wells or stations located along the relevant long distance pipeline to a processing station. If an intermediate pipeline is constructed, the intermediate pipeline transports the natural gas under high pressure to a processing station. Such processing stations may contain CNG or LNG pressure regulating facilities which will depressurize the CNG or LNG to natural gas under medium pressure and/or natural gas pressure regulating facilities to reduce the pressure of natural gas from high pressure to medium pressure, before transferring the natural gas to a local pipeline.

The processing station is usually located on the outskirts of an operational location for safety reasons and it provides certain ancillary facilities:

•	To add bromine to the gas to enable the detection of leakages when the gas is transmitted through the main pipelines, and

•	To store gas under high, medium or low pressure to be used as reserves for future unexpected fluctuation in demand.

High pressure gas storage tanks usually have thicker walls and therefore, are more expensive to construct than gas storage tanks for storage of gas under medium or low pressure.

After processing, the gas is transmitted under medium pressure to the local pipelines. Local pipelines are laid within an operational location and represent the backbone of the local gas delivery system. Different sections of the local pipelines operate at slightly different pressures, with computer controlled regulators controlling the flow of natural gas for delivery to end users via the branch pipelines and customers’ pipelines.

When there is a demand for a connection of gas to a particular area within a gas supply location, the distribution company will invest in the construction of the branch pipelines to connect the main pipelines to the pressure regulating boxes located in the end-users’ buildings or premises. The pressure regulating box reduces the natural gas to a lower pressure before the natural gas is transmitted to the customers’ pipelines. Customers’ pipelines transmit the natural gas through the pressure regulating box to the end users.

Demand for Natural Gas

Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC over the next 20 years.

Natural Gas Suppliers

There are approximately 60 natural gas supply companies in the PRC. Among them, China National Petroleum Corporation Group (“CNPC”), China Petroleum and Chemical Corporation Group (“Sinopec”), and China National Offshore Oil Corporation Group (“CNOOC”) account for more than 90% of the total national production. In 2002, production by CNPC, Sinopec and CNOOC accounted for 68.9%, 15.2% and 11.4%, respectively, of the total national production. CNPC and Sinopec own and primarily operate onshore pipelines while CNOOC owns and operates virtually all off shore pipelines. Before 2000, the gas distribution had been principally served by local municipal governments. Since then, natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC.

Our Business Activities

Our business projects proceed in three stages, ending in our eventual ownership and operation of a natural gas distribution system in a given operational location:

1. Development—(i) identifying distribution opportunities by conducting preliminary reviews and feasibility studies of new operational locations, and (ii) securing authorization by and/or franchise arrangements with local governments, negotiating supply agreements with potential customers, and implementing the related documentation;

2. Construction—building both natural gas storage and distribution networks; and

3. Operations—supply and sale of natural gas and related services to customers at the operating location.

Development

(i) Identifying distribution opportunities in new operational location: Our business development team actively explores and identifies suitable areas of service by conducting market research on potential operational locations where the demand for piped natural gas is desired. Because of experience and ongoing cooperation with governmental authorities, we also receive invitations from local governments to bid for new natural gas projects or to take over existing natural gas projects.

As the piped natural gas supply industry in the PRC is still in the early stages of development, most areas in the PRC are not yet supplied with piped natural gas even though they may be in close proximity to natural gas sources. Due to the capital intensive nature of new natural gas distribution projects, we are very selective in our choices for new operational locations.

The selection of new operational locations is determined after conducting preliminary evaluation and studies on the target locations, and return on investment. The criteria for any potential operational location that are investigated and documented by us are:

1.	Size and density of population.

2.	Economic statistics of the targeted locations.

3.	Extent and concentration of industrial and commercial activities.

4.	New property development in the target location.

5.	Projected levels of connection fees and gas usage charges.

6.	Extent of the local government’s commitment to environmental protection, environmental policies in place, and the local population’s awareness of environmental issues.

7.	A determination of exclusive operational rights and preferential treatment on tax and governmental fees.

8.
Types of gas supply (piped natural gas, CNG or LNG) and methods of delivery. Intermediate pipeline is used if the gas source, or long distance pipeline, is located within 100 km. CNG trucks are deployed if the gas source, or long distance pipeline, is located within 300 km. There is no distance restriction for LNG delivery. Generally, LNG trucks are used if the gas source, or long distance pipeline, is located beyond 300 km.

9.
For an acquisition of existing natural gas projects, the cost of acquisition, quality of assets and/or business are also valued. In addition, the liabilities of the business are analyzed along with any other perceived or actual problems encountered.

Based on the findings of the investigation, our business development team will decide whether to make a recommendation to management for approval to proceed with discussions and negotiations on a new project. We have conducted dozens of preliminary evaluations since our inception in 2003. We have an aggregate of 26 completed or partially completed operational locations and 12 operational locations under development.

(ii) Securing a New operational location. Once we have approved a potential natural gas distribution project in an operational location, we normally set up a local independent subsidiary, also know as a project company, to administer the project for its lifetime. We then prepare and submit a detailed gas project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply gas to that location, proposed connection fees and gas usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in the operational location. Concurrently, we begin actively seek out potential customers in the operational location and negotiate the terms of supply contracts with the aim of entering into supply contracts as soon as possible with such customers.

Construction

(i) Design stage. The design of the gas pipeline infrastructure for a natural gas distribution project includes the processing stations, the local pipelines and other ancillary facilities such as gas storage tanks. It is carried out by a government approved design institute in accordance with our requirements and specifications. It also takes into account the local population size, the development of the economy, the utilization of energy resources and the environmental conditions. The design takes into consideration our technical requirements, the needs of the local population and the environmental conditions of the area covered by the design. The master design is subject to approval by the local city construction department. The design stage normally takes two to three months.

(ii) Construction Stage. Once the design is approved, we invite independent qualified contractors to tender bids for the construction work. The selection criteria for the contractors include their qualifications, experience, expertise, reputation, familiarity with the local environment, prior experience with us and price. We generally enter into turnkey contracts with independent contractors for construction, installation and maintenance of the natural gas pipelines. We pay a down payment with the remainder to be paid upon completion of the project. At the time of entering into turnkey contracts, we source raw materials such as piping, gas regulating equipment and machinery. We have strict quality control procedures for the sourcing of supplies for all construction purposes.

Our internal engineers and independent external inspectors monitor the entire construction process to ensure that each stage of construction meets our quality and safety standards and the relevant regulatory requirements.

For a given operational location, although the gas pipeline infrastructure is designed to cover the entire operational location, our construction program focuses on early gas delivery to areas of concentrated customer demand within such operational location. This ensures that natural gas supply can begin as soon as the essential gas pipeline infrastructure and facilities such as the processing stations and the intermediate pipelines are completed. Construction work in a target area will gradually extend to cover the whole operational location, which typically takes two to five years.

Operation

Once the necessary gas pipeline infrastructure is in place in a given operational location, we begin the design and construction of the branch pipelines and customers’ pipelines pursuant to gas supply contracts with customers. The designs of branch pipelines and customers’ pipelines are normally prepared by us, reviewed by a government approved design institute, and carried out by external contractors. Upon completion of the construction of the branch pipelines and customer pipelines in the operational location, we begin to supply and sale natural gas and related services to customers within the operational location pursuant to supply contracts with such customers.

Gas Distribution System

The chart below illustrates our gas distribution system. We purchase gas from our suppliers, which are state-owned petroleum companies, at their processing centers close to our operational locations. The natural gas we purchase is compressed from piped natural gas into CNG or LNG and placed in canisters. We then transport the CNG and LNG by truck to our processing stations in various operational locations for storage, decompression and gasification. From those locations, the gas is transported through our pipeline system to our end users.

Products and Services

Presently, we generate revenues primarily from the sale of connection services to end users’ pipelines to our natural gas distribution system for which we charge connection fees, and sale of natural gas for which we charge the customers based on usage.

Historically, connection fees and sales of natural gas have constituted more than 90% of our total revenues. We recorded connection fees in the amounts of $7.22 million and $8.2 million for the fiscal years ended December 31, 2006 and 2005, respectively, constituting 66% and 75.2% of total revenues for those years. Sales of natural gas were $3.65 million and $2.7 million for the fiscal years ended December 31, 2006 and 2005, respectively, constituting 34% and 24.8% of the total revenues for those years.

Sales and Marketing

Our main sales office, which is located in Beijing, is responsible for managing our overall sales and devising our marketing strategy. We establish a project company at each operational location and the local sales and marketing team for each project company works together with the main office team to structure an appropriate plan accommodating the specific needs and circumstances of the operational location. The sales and marketing team is responsible for company image and brand building, as well as promoting the advantages and concept of using natural gas as a necessary part of modern day life. Once established, a project company will implement a series of promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in an operational location. At the same time, the project company begins to actively seek out potential customers in the operational location and negotiate the terms of supply contracts with the aim of entering into supply contracts with such customers as soon as possible.

Our marketing team plays an active role in lobbying the relevant government authorities during the negotiation stage.

Materials and Suppliers

Natural Gas

The principal supplies purchased for our business are natural gas, pipes, machinery and equipment. Purchase of natural gas represented 65% and 61.64% of our total purchase of supplies for the for the fiscal years ended December 31, 2006 and 2005, respectively. Generally, approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of Petro China. Our LNG supplier has been Henan Zhong Yuan Lu Ye Advanced Technology Ltd. Co. (“Henan Zhong Yuan”). Historically, we have purchased approximately 90% of our total purchases of CNG from North China Oilfield and 100% of our total purchases of LNG from Henan Zhong Yuan.

We have long-term supply contracts with these suppliers and have not experienced any shortage of natural gas supply in the past. To prepare for growth, we have also entered into agreements with new suppliers to meet our growing demands.  These contractual relationships with our suppliers allow us to pursue natural gas distribution projects in a wide range of operational locations.

The wholesale price of natural gas is agreed upon between the suppliers and us with reference to the wellhead price, distance of transportation, purification fees and the supplier’s operating costs. The wellhead price of natural gas, which is determined by the PRC State Development and Planning with approval from the PRC State Council, is currently set at $0.12 per cubic meter with a 10% allowance for upward or downward adjustments as a result of negotiations between suppliers and distribution companies, such as Beijing Gas. Generally, we are only required to pay for the actual quantity purchased and there is no penalty should we purchase less than the stated amount.

Pipes, Machinery and Equipment

We purchase pipes of various size and thickness domestically for installation in different segments of our natural gas pipeline infrastructure according to specifications that comply with PRC standards and regulations. We also purchase machinery and equipment, both domestically and abroad. Machinery and equipment are sourced domestically and internationally from the United States and Europe. Payments for equipment, pipes and machinery are purchased with credit terms ranging from 30 to 90 days.

Gas Appliances

As residential customers often require us to provide gas appliances such as gas meters, we purchase gas appliances in bulk directly from manufacturers in China and maintain a limited inventory of them. We also provide repair and maintenance service to the gas appliances supplied. We generally provide a one-year warranty of our gas distribution system to our customers, during which time we provide free check-ups of the pipeline and repair for any appliances we provided.

Customers

We have two principal types of customers: (i) residential customers and (ii) commercial and industrial customers. Our connetion fee sales to residential customers and industrial customers represented 90% and 10% of our net sales for the fiscal year ended December 31, 2006, and 77% and 23% of our net sales for the fiscal year ended December 31, 2005, respectively. Sales to miscellaneous customers who are neither residential nor commercial and industrial customers accounted for the remainder of our sales.

Residential Customers

Natural gas is primarily used by residential owners for cooking as well as water and space heating. We market directly to property developers, government departments and organizations, private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development (new or existing, owned by such entities or their respective employees). These entities are responsible for making, or they coordinate with the end users to facilitate our efforts in collecting the advance payment of, connection fees, while gas usage charges are paid by the individual end users. With new residential developments, connection fees are collected in advance by installment based on the ratio-of-completion of the pipeline construction work. We receive full payment of connection fees when construction is completed regardless of whether the units are sold or occupied. The actual supply of gas commences after the unit is occupied.

We also market to existing buildings without piped natural gas supplies. Representatives of the buildings will consult individual households as to whether they wish to have piped natural gas supply and coordinate the collection of connection fees from the end users on our behalf. Both connection fees and gas usage charges are payable in advance by the individual end users. We provide connection services and supply gas at market price after receiving payment. Pipelines and gas appliances are owned by the end users, with one-year quality guarantee by us. We maintain the pipelines outside the end user’s homes. The contracts are generally renewable on a yearly basis.

At present, we have approximately 220 master supply agreements for the supply of gas to 63,000 end users in Beijing and Tian Jin Municipalities and Hebei, Jiangsu and Anhui Provinces. Our top five residential customers, who are developers or owners of residential areas, are Shanghai Datun Energy Holdings, Jinzhou Chengzhen Development Co., Xuzhou Ganglong Real Estate Development Co., Kailun Weizhou Minerals Co., and Jinzhou Real Estate Co. The percentage of our connection fees for which each of them accounts is 36.43%,8.73%, 7.34%,7.2% and 5.54%, respectively.

Industrial and Commercial Customers

Our industrial and commercial customers use natural gas primarily for heating, air conditioning, water heating and cooking purposes. These customers include owners of hotels, restaurants, office buildings, shopping centers, hospitals, educational establishments, sports and leisure facilities and exhibition halls. Natural gas has a wide variety of applications for industrial customers such as fuelling industrial boilers, furnaces, ovens, incinerators, foundries and steamers as well as water and space heating in staff canteens and dormitories within the industrial customers’ premises. We enter into supply contracts with these customers for the connection of gas to their premises, and both connection fees and gas usage charges are borne by such customers.

The table below presents information about our industrial and commercial customers for the periods indicated:

	Percentage of Sales
		Fiscal year ended December 31,
Customers		2006	2005
Hebei Zhong Gang Steel	%	51.78%	15.1%
Pei County Tian Ma Wu Ye		0%	10.6%
Elite (Lang Fang) Textile		0.2%	0.4%
Tang Shan Chang Sheng	%	9.04%	1.0%
Tang Shang Heng Tong		0%	2.4%
Total	%	61.02%	29.5%

Our agreement with Tang Shang Heng Tong expired in March 2006 and we finished this contract.

During the fiscal year ended December 31, 2006, our largest two customers were Heibei Zhong Gang Steel and Tang Shan Chang Sheng. Our sales generated from Beijing Zhong Ran Xiang Ke were $334,326 for the fiscal year ended December 31, 2006.

Pricing and Regulations

We determine connection fees based on a detailed analysis of factors such as estimated capital expenditure, number of users, expected penetration rates, income levels and affordability to local residents. We arrive at gas usage charges after taking into consideration the wholesale price of gas, operating costs, price of substitute products, internal business model margins and the purchasing power of local residents. Connection fees and gas usage fees are subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

Connection Fees

We charge residential customers a flat connection fee for connections to each type of gas appliance, typically cooking stoves, water heaters and boilers. The level of connection fees varies among operational locations and is approved by the relevant local state price bureau. The average of these connection fees for the company in 2006 was approximately $267 per household.

For commercial and industrial customers, the connection fee is determined based on the facility capacity (on a cubic meter per day basis). Should additional capacity be needed, these customers are required to pay additional connection fees for the additional capacity installed. When entering into master supply contracts for mass connections, we usually require the payment of deposit from customers while the balance is payable in accordance with the terms set out in the contracts. In the event customers default in the payment of connection fees, we will not start the supply of natural gas until the connection fees are paid.

The deposit received from customers upon the signing of supply contracts generally funds the majority of our capital costs in any new operational location.

Gas Usage Charges

Gas usage charges are based on actual usage on a per cubic meter basis. The gas usage charges per cubic meter vary between operational locations and the payment mechanism between different categories of customers varies.

Since our inception, the majority of our residential customers have purchased gas units in cash at our sales outlets with details of the prepaid gas units stored electronically on a debit card. The debit card is inserted into a debit card debit gas meter installed at the end user’s premises to activate the gas supply. Units of gas used are deducted from the debit card. When the level of prepaid gas units drops to a certain level (currently pre-set at three cubic meters), the gas meter will produce a sound signal to remind the customer to replenish the value stored in the debit card. Over 70% of our residential customers utilize the debit card payment method. This payment method provides significant advantages to us as all gas purchases are prepaid - not at the point of sale or in arrears.

For those residential customers without a debit card gas meter installed and for commercial and industrial customers, payments for natural gas usage are made in arrears. Gas meters that record actual gas consumption are installed at the end users’ premises and meter readings are taken physically by US every month. Monthly bills based on the prior month’s actual usage are then sent to customers. In the event customers default in payment of gas usage charges, gas supply will be suspended within one month of billing.

Regulatory Framework for Natural Gas Distribution Companies

Pricing Regulations

We purchase natural gas from natural gas wholesalers, which are state-owned enterprises and which must comply with PRC natural gas pricing regulations. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to the suppliers of natural gas is comprised of three components, the wellhead price, the pipeline transportation tariff and the purification fee. The wellhead price is fixed by the PRC State Development Planning Commission, and is currently set at $.12 per cubic meter with a 10% allowance for upward or downward adjustments for negotiation between suppliers and distribution companies. The pipeline transmission tariffs are determined by reference to the investment costs of the relevant long distance pipeline, depreciation, wear and tear and the distance of delivery. The purification fee is based on the actual purification costs of the suppliers. Both the pipeline transmission tariffs and the purification fee must also be approved by the PRC State Development Planning Commission.

Pricing of Natural Gas - US$ per cubic meter

	2002	2003	2004	2005	2006
Wellhead	$0.08	$0.09	$0.09	$0.08	$0.11
Pipeline	$0.09	$0.09	$0.09	$0.09	$0.09
Purification	$0.01	$0.01	$0.01	$0.01	$0.01
Total	$0.18	$0.19	$0.19	$0.18	$0.21

Operational and Construction Permits

In the PRC, companies in the gas distribution business must also obtain an operational permit from the PRC Ministry of Construction to begin operation. In addition, a construction permit must be obtained if such gas distribution company also engages in construction. In both cases, the PRC Ministry of Construction will review the qualifications and experience of the management and technical staff of the distribution company and consider whether the distribution company is capable of fulfilling the operational and construction standards.

As of the date of this annual report, Beijing Gas and all of our project companies and branch offices have the necessary operational permits.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the relevant stipulations of Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, PRC Ministry of Labor and PRC Ministry of Public Security effective in May 1991.  According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications.

Income Taxes
Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Beijing Gas is in the natural gas industry, whose development is encouraged by the government. However, PRC income tax regulations provide that any company operating in the natural gas industry enjoys a favorable tax rate. In addition, Beijing Gas has been approved as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under these policies, Beijing Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter will be entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income is subject to a reduced tax rate of 7.5% from 2005 to 2007. Beginning in 2008, our income tax rate will be 9%. The subsidiaries of Beijing Gas are subject to the effective rate of 33%, but almost all income is earned by Beijing Gas.

Safety and Quality Control

Safety Control

We are focused on safety, have implemented a safety system and set up a safety department to oversee safety issues for all of our operations. We carry out routine inspection of the branch pipelines, customers’ pipelines, gas meters and gas appliances at the customers’ premises twice annually. These semi-annual inspections are free unless major repairs are required in which case we charge the customers for labor, replacement parts and other materials used for the repairs.

We believe in educating users about safety procedures. Before gas is actually supplied, we provide a thorough explanation of safety procedures to end users, hold regular seminars, and distribute brochures and booklets on safety. We have a 24-hour telephone help line for enquiries and reporting of emergency matters.

In order for us to monitor the operations of the pipelines for abnormal gas usage, gas leakages, or any other irregularities, we collect information about the temperature, pressure and volume of gas from key points along the main pipelines. The information is collated in the control center located in the head office of each operational location for analysis. We use process control instruments known as Supervisory Control and Data Acquisition systems, in which a number of small detectors are installed along the pipelines to collect information and process the data electronically in real time at the control center. Each project company conducts a major inspection of its pipelines, processing station(s) and other equipment at least once annually. If gas leakages or any other irregularities are detected, we will take remedial action immediately.

Due to the strict implementation of safety control procedures, there have been no major accidents which have resulted in serious injury or death since our inception.

Quality Control

Quality control begins in the design and construction phase of the natural gas supply infrastructure. Our quality control team regularly makes inspection visits and conducts tests to ensure that the construction work meets our required standards as well as national and local regulations.

We also have strict quality control procedures for the sourcing of raw materials. We only purchase from our approved list of qualified suppliers and such suppliers have fulfilled the relevant requirements in accordance with national standards.

In order to monitor the quality of gas purchased by us, we obtain gas composition reports regularly from our gas suppliers with data on important measures such as the heat content and composition of impurities in our gas supply. We also conduct regular tests on the gas purchased in order to verify its quality.

Research and Development

We have eight full-time employees engaged in the company-sponsored research and development efforts. These employees specialize in the fields of energy, mechanical and electronic engineering. For the fiscal year ended December 31, 2006 and 2005, $543,500 and $545,350, respectively, on R&D activities. Areas that are targets of our ongoing research and development activities include:

•	Methodology and practices to increase operating efficiency and safety standards.

•	Expansion of the applications for natural gas, such as gas-fuelled air conditioners, washing machines and dryers, and the use of CNG in motor vehicles.

•	Improvements in gas storage and transportation systems.

Our research and development department stays abreast of natural gas-related developments domestically and internationally by regularly attending domestic and international natural gas conferences that include exchange programs with international natural gas companies.

Competition

Since our inception, we have focused on supplying natural gas to small cities in the PRC where the average population is 250,000 and below, where the natural gas penetration rate is typically 0%, and where we are able to obtain exclusivity for natural gas distribution from the local government. In entering into these small cities, we are generally authorized to be the sole supplier of natural gas by the local governments pursuant to franchise agreements for a typical term of 25 to 30 years. This differs from the bigger natural gas distribution companies which have focused on a few areas with large populations. The larger cities are very competitive markets that tend to offer less flexibility for advantageous pricing arrangements. For a typical small city project, our initial investment is only about $500,000 with an average internal rate of return of 31% over the life of the project. Due to its small city focus where the operating cost is low and competition is much less intense, we believe we generate profit margins and returns at or above industry-average levels.

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 hundred small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared to the 20 natural gas distribution systems that we operate.

Based on the division of the administrative districts in the PRC as of December 31, 2005, it has been estimated that there are approximately 2,862 small cities in the PRC with a population between 100,000 to 300,000. Among them, approximately 800 small cities have the potential to be supplied with natural gas and 100 small cities have already been supplied with natural gas. Among the 100 small cities where natural gas is already available, Beijing Gas is the distributor to 23 of them, and, therefore, we believe we have the largest market share among our peer businesses that target the natural gas market among small cities. Another favorable contrast between our peer businesses and us is that, many other gas distribution companies do not secure long-term stable supply contracts with natural gas suppliers and have few industrial customers, while we do secure long-term stable supply contracts and have many industrial customers.

There are five gas distribution companies in China listed on the Hong Kong Stock Exchange: Xinao Gas Holdings Limited, China Gas Holdings Limited, Panva Gas Holdings Limited, Zhengzhou Gas Company Ltd., and Chinese People Gas Holdings Company Limited.  These companies focus more on supplying natural gas in bigger metropolitan areas, and therefore do not compete with us directly. However, Beijing Gas operates very similarly to some of these publicly listed PRC gas companies (with the exception of Zhengzhou Gas Company Ltd. and Panva Gas Holdings Ltd.) where significant revenue and profit are generated from the construction of local gas pipeline and connection of the pipeline to end users. This is primarily due to the PRC’s extremely low natural gas penetration rate (below 3% on a national basis). Therefore, PRC gas companies behave very differently from traditional gas utilities elsewhere and exhibit financial characteristics such as high growth rate, high profit margin and relatively longer receivable collection periods due to the construction cycle. We plan to compete with some of these companies in the future as our operations grow.

Intellectual Property

We do not hold -any registered trademarks or patents.  Please refer to “We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs,” in the section titled “Risk Factors” in our registration statement filed with the SEC on October 27, 2006 for risks related to the technology we use.

We own and operate a website under the internet domain name www.sino-gas.com. The information contained in our websites is not incorporated by reference to this annual report or the registration statement of which this annual report forms a part.

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings. While product liability lawsuits in the PRC are rare and Beijing Gas has never experienced significant failures or accidents, there can be no assurance that Beijing Gas would not face liability in the event of any failure or accident. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings in the near future.

Beijing Gas and its subsidiaries maintain social insurance for their staff and employees in accordance with relevant requirements under PRC law and have compulsory insurance and fixed-sum insurance for cars and other vehicles.

Employees

As of March 7, 2007, we had approximately 246 full-time employees, including approximately 50 technicians, six management personnel, 32 department and branch managers, 30 engineers and 15 research and development personnel.

Government Regulation

The pricing of natural gas in China is subject to central and local government regulation or approval. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to suppliers of natural gas in the PRC is comprised of three components: the wellhead price, the pipeline transportation tariff, and the purification fee. The wellhead price is fixed by the PRC State Development Planning Commission (“SDPC”). Both the pipeline transmission tariffs and the purification fee must also be approved by SDPC. Please refer to “Regulatory Framework for Natural Gas Distribution Companies” in the section titled “Description of Business” of this annual report for a more detailed discussion.

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of GAS (BVI) and Sino Gas under Chinese law as offshore special purpose companies, or SPCs. These regulations would prohibit Beijing Gas from distributing dividends or profits to GAS (BVI) and/or Sino Gas as SPCs unless we comply with the registration requirements set forth by SAFE. As of the date hereof, Mr. Liu Yu Chuan, our President, Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE and has been issued a SAFE certificate in August 2006. We are in the process of determining whether there are additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise. Please refer to “Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents, have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law” under “Risks Related to Doing Business in the PRC” in the section titled “Risk Factors” of this annual report for information regarding the risks related to the SAFE regulations that we are subject to.

We are subject to PRC regulations that require a company that is in the gas distribution business to obtain an operation permit, and a construction permit if such company also engages in construction, from the PRC Ministry of Construction to begin operation and/or construction, as the case may be. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by relevant local authorities.

Other than the foregoing, Beijing Gas is not subject to any significant government regulation of its business or production, or any other government permits or approval requirements, except for the laws and regulations of general applicability for corporations formed under the laws of the PRC.

Item 2. Description of Property

We have offices at all operational locations. The facilities are added with each new project or operational location as part of the execution of the project.

Under PRC law, most land is owned by the government, which sells "land use rights" to individuals or entities. A “land use right” allows the holder the right to use the land for a specified long-term period of time and confers to the holder all the incidents of ownership of the land during that period. Beijing Gas and its subsidiaries hold land use rights for two parcels of land registered under their names, and lease land use rights from third parties for additional parcels of land that are used for its gas distribution projects. In addition, Beijing Gas leases office buildings and warehouse facilities for its business operations.

Set forth below is the detailed information regarding these land use rights registered under the names of Beijing Gas or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of Issuance or Grant	Expiration Date
Beijing Gas	South side of Huang He Road, Cai Yuan Town, Wu Qiao County Wu Guo Yong (2003) Zi Di Chu No. 208	Other commercial use	1,520	November 25, 2003	November 25, 2043

Y Yu Tian Country Zhong Ran Wei Ye Gas Ltd.	Between East side of Yu Zun West Road and South side of Guan Qu, Yu Tian County Yu Tian Guo Yong (2004) Zi Di No. 097	Industrial use	2,674.5	June 8, 2004	May 21, 2054

In addition to the land use rights described above, we have the right to use an aggregate of approximately 36,283 square meters for our operations either through grants or transfers of land use rights or lease arrangements. The rights range in duration from six to 20 years.

As of the date of this annual report, Beijing Gas owns 700 km of high-pressure underground pipeline all with a diameter greater than 110 millimeters. Beijing Gas owns and operates 23 natural gas stations with accompanying buildings, gas compression facilities and other equipment. We own 17 cars, 13 trucks and 25 containers. We also lease trucks from PetroChina Company Limited.

Item 3. Legal Proceedings

To our knowledge, there is no material litigation pending or threatened against us. Please refer to “We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs” in the section titled “Risk Factors” in our registreation statement filed with the SEC on October 27, 2006 for information regarding risks related to the technology we use.

Item 4. Submission of Matters to a Vote of Security Holders

On September 16, 2006 the majority shareholders of the Company resolved to approve and authorize the following actions:

·     to change the name of the Company from Dolce Ventures, Inc. to Sino Gas International Holdings, Inc. (the “Name Change”).

·     to authorize the Board of Directors to effect a three hundred four and forty-four one-hundredths-for-one (304.44:1) reverse stock split of the outstanding shares of Common Stock (the "Reverse Split", and together with the Name Change, the “Corporate Actions”).

The Corporate Actions did not become effective until the filing with, and acceptance by, the Office of the Secretary of State of Utah of an Amendment to the Company’s Articles of Incorporation (the “Amendment”) at least 20 days after the date of the mailing of this Information Statement to the Company’s shareholders. The Corporate Actions became effective November 17, 2006.

On October 16, 2006, the holder of the majority of our series B convertible preferred shares, Vision Opportunity Master Fund, Ltd., authorized, by written consent, the designation of some of the Company’s preferred stock as series B-1 convertible preferred shares.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol "SGAS" on the National Association of Securities Dealers’ over-the-counter Bulletin Board. There is a limited trading market for our common stock. During the fourth quarter of 2006, the bid price for our common stock ranged from a high of $6.00 to a low of $3.50, and in 2007, through March 26, the bid price for our common stock ranged from $4.99 to $5.00, according to the Web site www.otcbb.com. There has been no participation of a broker or dealer in the trading of our common stock.

As of March 23, 2007, there were 658 holders of record of our common stock.

Over the past two years, we have not declared any cash dividend on our common shares, and we have no plan to issue a cash dividend in the future.

The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)

March 31, 2005	$0.02	$0.005
June 30, 2005	$0.10	$0.005
September 30, 2005	$0.10	$0.005
December 31, 2005	$0.10	$0.005
March 31, 2006	$0.03	$0.0061
June 30, 2006	$0.01	$0.0075
September 30, 2006	$0.04	$0.014
December 31, 2006	$5.00	$3.60

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction involving a penny stock, other than an exempt transaction, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payment of dividends in the near future, as we intend to reinvest our profits to grow operations. We rely on dividends from Beijing Gas for our funds and PRC regulations may limit the amount of funds distributed to us from Beijing Gas, which will affect our ability to declare any dividends. Please refer to “Risk Factors - Risks Related to Doing Business in the PRC” and “Risk Factors - Risks Related to an Investment in our Common Stock - Beijing Gas is subject to restrictions on paying dividends and making other payments to us”, “We are not likely to pay cash dividends in the foreseeable future” and “Governmental control of currency conversion may affect the value of your investment” in the section titled “Risk Factors” in our registration statement filed with the SEC on October 27, 2006. Also see the section titled "Description of Securities” of this annual report.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity; compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	400,000	$3.00	1,460,000
Total	400,000	$3.00	1,460,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Beijing Gas appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in our registration statement filed with the SEC on October 27, 2006.

Overview

We are engaged in the development of natural gas distribution systems in small- and medium-sized cities in China, as well as the distribution of natural gas to residential, commercial and industrial customers in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. We also have a subsidiary, Pegasus Tel, Inc. which owns and operates payphones. We plan to spin off our payphone operation by making a dividend of the Pegasus Tel, Inc. shares to our shareholders of record as of August 30, 2006. Because the operations of Pegasus Tel, Inc. are negligible, the discussion and analysis in this section is focused on our natural gas business operated by Beijing Gas and its subsidiaries in China. Please refer to the section titled “Organization and Business of the Company” of this annual report for more details regarding the reverse merger transactions and our corporate structure and history.

Beijing Gas is organized as a holding company with 18 subsidiaries, known as project companies, in four provinces, and four branches offices in Beijing, as shown on the corporate structure chart provided below. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utility, pursuant to which Beijing Gas formed the project company to operate the natural gas distribution project in the operational location.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

Beijing Gas owns and operates natural gas distribution systems primarily in Hebei, Jiangsu, Shandong and Anhui provinces in the PRC.

Through its subsidiaries, Beijing Gas is a natural gas services operator, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential an industrial users, in the construction and operation of oil stations and natural gas stations, and in the development and application of oil and natural gas related technologies. Beijing Gas and it subsidiaries own and operate 23 natural gas distribution systems serving approximately 63,000 residential and four commercial or industrial customers. Our facilities include approximately 700 km of pipeline and delivery networks with a designed daily capacity of approximately 70,000 cubic meters of gas. Currently, we are constructing an additional four natural gas distribution systems. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Shandong and Anhui provinces.

Below is our corporate structure:

(1) See “Organizational History of Gas (BVI) and Beijing Gas under “Organization and Business of the Company” of this annual report regarding the subsidiaries of Beijing Gas.

RESULTS OF OPERATIONS

Fiscal years ended December 31, 2006 and 2005

In the fiscal year ended December 31, 2006, our primary measures of financial health remained flat or decreased. As shown in the table below, our net sales remained approximately flat, due primarily to a decrease in connection fees from the previous year, although partly offset by a substantial increase in gas sales. Gross profit and gross margin decreased slightly, and operating income and net income decreased somewhat more significantly.

	For the 12 months ended December 31,
	2006	2005	Change
	US$	US$%
Net Sales	10,870,718	10,907,289	-0.34%
Gross Profit	6,481,576	6,811,938	-4.85%
Operating Income	5,162,260	5,800,949	-11.01%
Net Income	5,165,757	5,702,433	-9.41%
Gross Margin	59.62%	62.45%	-2.83%
Net Margin	47.52%	52.28%	-4.76%

Due to the capital-intensive nature of our industry, the expansion rate of our business is closely related to capital availability. We received capital inflows from equity financing in September and November of 2006. We believe that these inflows occurred too close to the end of 2006 to have a substantial effect on our financial performance for that year. However, we expect that they will have a positive effect on our financial performance in 2007.

As described below, we have reason to believe that the decrease in our income in 2006 was only temporary and does not provide a reason to change our business strategies. With respect to the overall business in 2007, we expect to grow our business through active expansion into new cities and further penetration of existing markets. We are considering several potential acquisition targets, which would substantially contribute to our sales and net income if successfully acquired.

We plan continue to pursue the following strategies in 2006:

(i) Focus on small- to mid-sized cities each with a population of no more than one million, where there is little competition to obtain a franchise, and where our franchise grants us exclusivity. We are a leading player in the small-to-mid sized city market. In the meantime, we do not exclude the possibility of expanding into big cities, so long as that we can gain competitive advantages through our expertise in the industry.

(ii) Secure contracts for long-term supplies of natural gas from major gas suppliers in China at favorable prices and on favorable terms, which would support the continuous expansion of our customer base. Our current long-term gas supply contracts have given us a significant advantage in gaining new markets and building a reputation for guaranteed gas supply.

(iii) Finance our operations using a well-designed financing plan that will give us a favorable cost of capital. The successful listing of our common stock on the National Association of Securities Dealers’ Over the Counter Bulletin Board has provided us with access to the international capital markets, a financing advantage that most of our competitors don’t have. As we are in a very capital-intensive business, our income will depend on our ability to issue financial instruments in a timely manner.

(iv) Employ the best management with rich experience in the industry and improve operating efficiency and corporate governance. People factor is one of our core competitive advantages.

Net Sales

Net Sales, which consist of connection fees and gas sales, were $10.87 million for the year ended December 31, 2006, as compared to $10.91 million for the year ended December 31, 2005, representing a decrease of $40,000, or 0.37%. The slight decrease was primarily the result of a decrease in connection fees, which was largely offset by an increase in sales of natural gas. Connection fees declined nearly $1 million, or 12.6%, from $8.21 million in 2005 to $7.22 million in 2006. Connection fees as a percentage of total net sales fell 12%, from 75% in fiscal 2005 to 66% in fiscal 2006.

(In $ million)	For the 12 months ended December 31
	2006		2005		Change
	US$	%	US$	%	%
Net Sales	10.87	100%	10.91	100%	-0.37%
Connection Fees	7.22	66%	8.21	75%	-12.06%
Gas Sales	3.65	34%	2.70	25%	35.19%

Connection Fees

The decrease in connection fees is mainly due to our inability to take advantage of several business opportunities because of delay and reduction in size of our planned private financing transactions. Connection fees are generated in the early stages of development of a particular project location, and can be generated only after significant investment in distribution infrastructure, including pipelines and gas stations. Our business plan for 2006 included raising approximately $12.6 million in financing from the capital markets by mid-year to finance our investments in two industrial projects and expansion into one middle-sized city and three small-sized cities, which would have enabled us to record increased connection fees..

The financing we did obtain in 2006 occurred later and provided a smaller amount of funds than we had intended. We received financing in two transactions completed on September 7 and October 20, 2006, The total net proceeds from these two transactions were $7.43 million, little more than half of the proceeds intended. The result of the reduced amount and later date of the financings was that we missed some of the opportunities we had originally targeted. Specifically, we were able to invest in only one of the two targeted industrial projects, and we were not able to expand into the targeted middle-sized city.

Had we been able to invest in the second industrial project as planned, our revenues would have increased by approximately $400,000. Expanding into the middle-sized city would have added approximately 4,000 residential household users to our customer base andcontributed approximately$1 million to our net sales in 2006. We therefore would have had recognized approximately $1.4 million in additional net sales if our financing had occurred as planned and on schedule.

(in US$ millions)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Connection Fees	7.22	100%	8.21	100%	-12.06%
Residential Users	6.53	90%	6.31	77%	3.49%
Industrial Users	0.69	10%	1.9	23%	-63.68%

With regard to the source of connection fees, $6.53 million, or 90% of total connection fees, came from the development of new residential users in 2006, an increase of 3.49% from prior one-year period. We connected 24.5 thousand residential users in 2006, an increase of approximately 3,000 users from 2005.

Industrial users contributed a relatively small $0.69 million, or 10%, to our total connection fees in 2006, compared with $1.9 million, or 23% of total connection fees, in 2005. The main reason is that we developed only one new industrial project due to the delay of financing.

Our top five residential customers, who are developers or owners of residential areas, are Shanghai Datun Energy Holdings, Jinzhou Chengzhen Development Co., Xuzhou Ganglong Real Estate Development Co, Kailun Weizhou Minerals Co., and Jinzhou Real Estate Co.

The table below is a breakdown of our top five residential customers by connection fees:

Residential Customers	Connected Household Users (thousand)	Connection Fees: ($ million)	Percentage of Connection Fees (%)
Shanghai Datun Energy Holdings	12	2.63	36.43%
Jinzhou Chengzhen Development Co.	0.25	0.63	8.73%
Xuzhou Ganglong Real Estate Development Co	0.2	0.53	7.34%
Kailun Weizhou Minerals Co.	0.16	0.52	7.20%
Jinzhou Real Estate Co.	0.16	0.4	5.54%

As the table shows, Shanghai Datun Energy Holdings alone contributed nearly 40% of our total connection fees. Given the size of this residential project, we expect it to generate 6,000 newly-connected household customers in 2007..

We had one new industrial customer in 2006, Qingxian North China Petroleum Machineries Co. (“Qingxian”), which generated $0.69 million in connection fees in 2006

Gas Sales

Gas Sales accounted for 34% of total sales in 2006, nearly 10% higher than in 2005, due to Heibei Zhonggang steel company beginning to use gas in 2006.

No gas sales were generated from Qingxian in 2006. Beginning on March 8, 2007, however, that customer has been using approximately 15,000 to 20,000 cubic meters of natural gas per day, placing it among our largest customers for gas sales as of the date of this annual report.

In terms of volume, we sold 11.84 million cubic meters of natural gas in 2006, compared with 9.85 million cubic meters in 2005. In terms of value, gas sales in 2006 were $3.65 million, an increase of $0.95 million, or 35%, from 2005. The increase of gas sales in both volume and value can be mainly attributed to our increased gas sales to Hebei Zhonggang Steel Co., Ltd., one of our existing industrial customers.

The table below is a breakdown of our major industrial customers for gas consumption in 2006:

Industrial Customers	Gas Usage (cubic meters)	Gas Usage ($ million)	Percentage of Gas Sales (%)
Hebei Zhong Gang Co.	5,243,079	1.67	45.75%
Hebei Tangshan Cangsheng Ceramics Co.	990,314	0.29	7.95%

Gas usage by Hebei Zhong Gang accounted for almost half of our total gas sales in 2006. Throughout 2006, daily gas consumption by Hebei Zhongguang was roughly 15,000 cubic meters, and daily gas consumption by Hebei Tangshan Cangsheng Ceramics Co. was nearly 2,000 cubic meters. In 2007, daily gas consumption by Hebei Zhongguang has increased to roughly 20,000 to 30,000.

In addition to these two industrial projects, we anticipate that in 2007, natural gas consumption by Qingxian may reach approximately 20,000 cubic meters per day, as Qingxian’s operation goes into full swing, further increasing our gas sales.
Gas sales to residential users increased 14.86%, from $0.74 million in 2005 to $0.85 million in 2006. Gas sales to industrial users increased 538.71%, from $0.31 million in 2005 to $1.98 million in 2006. Gas sales of $1.89 million were contributed by a single industrial project, Hebei Zhong Gang, which started to use gas at the beginning of 2006. Other gas sales, primarily sales to our affiliates, decreased 50% in 2006, as we intentionally reduced gas sales to affiliates, where the profit margin is approximately 2%, much lower than the approximately 15% profit margin for sales to industrial and residential users.

($ million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Gas Sales	3.65	100%	2.7	100%	35.19%
Residential Users	0.85	23%	0.74	27%	14.86%
Industrial Users	1.98	54%	0.31	11%	538.71%
Others	0.82	22%	1.65	61%	-50.30%

Cost of sales

Cost of sales in fiscal 2006 was $ 4.39 million, an increase of $ 0.29 million, or 7%, from $4.1 million in fiscal 2005.

($ million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Cost of Sales	4.39	100%	4.1	100%	7.07%
Connection Cost	1.55	35%	1.57	38%	-1.27%
Gas Cost	2.84	65%	2.53	62%	12.25%

Our cost of sales has two components, cost of connections and cost of gas sales. Cost of connections fell 1.3% to $1.55 million in 2006, as compared with $1.57 million in 2005. Connection cost fell by a smaller percentage than connection revenues, which fell by 12% in the same period, mainly because we developed a greater proportion of residential users in 2006, and the gross margin for residential users is greater than that for industrial users.

Cost of gas sales increased to $2.84 million in 2006 from $2.53 million in 2005, an increase of 12.25%. Given the 35% increase in gas sales, the cost of gas per cubic meter decreased significantly. This decrease is due primarily to our improved control over transportation costs and gas leakage during in 2006.

We continued to purchase natural gas from wholesalers in 2006. One of our key competitive advantages is that we have a long-term gas supply contract with a major gas supplier in China. In 2006, our biggest gas supplier was PetroChina’s North China Oilfield Fourth Plant, with which we have signed long term gas supply agreement. The purchase price for natural gas from this plant is $0.21 per cubic meters as of the end of 2006. We expect the price will remain unchanged in the short term

The table below details our major gas suppliers in 2006 and 2005:

Supplier	2006	2005
North China Oilfield, PetroChina	$1,910,645.87	$1,409,677.47
Hebei Natural Gas Co. Ltd	$115,593.50	$170,945.79

Gross Income

Gross income decreased slightly, from $6.81 million in 2005 to $6.48 million for 2006.

($million)	For the 12 months ended December 31
	2006		2005		Change
	US$	%	US$	%	%
Gross Income	6.48	100%	6.81	100%	4.26%
Connection	5.67	88%	6.64	98%	-14.61%
Gas	0.81	12%	0.17	2%	376.47%

Gross income from connection operations decreased 14.6%, from $6.64 million in 2005 to $5.67 million in 2006, and accounted for 88% of total gross income in 2006. The decrease was due to the lower-than-expected increase in industrial customers described above.

Gross income from gas sales increased 376%, from $170,000 in 2005 to 810,000 in 2006, accounting for 12% of total gross income in2006, . The substantial increase was due to effective cost-control measures, reduced gas leakage in transportation and storage, and achange in the make-up of our customer base to include a greater proportion of higher-margin customers.

Our gross margin decreased slightly, from 62.45% in 2005 to 59.62% in fiscal 2006.

Selling, General and Administrative Expenses

Selling expenses remained largely unchanged at $0.1 million for fiscal 2006. We incurred $1.22 million in general and administrative expenses in 2006, an increase of $600,000, or 40%, from the same period one year ago. General and administrative expenses are composed of fees related to business trips, phone usages, social insurance, depreciation, and office equipment, among other expenses. The increase is due to the increase in our operational projects, subsidiaries and employees. The table below sets forth our of general and administrative expenses in 2006:

($ million)	For the 12 months ended December 31
	2006	2005	Change
	US$	US$	%
General & administrative expenses	1.22	0.87	40.23%

We expect that general and administrative expenses will continue to grow in year 2007, as we expand our business and engage in more financing activities.

Other Income
Other Income was $ 0.58 million in 2006, an increase of 33% from $ 0.44 million in 2005. Other income represents the income for our investment in 40% equity of Beijing Zhongran Xiangke Oil & Gas Tech Co.

Income tax
Income tax was $0.42 million in fiscal 2006, 20% lower than $0.58 million in fiscal 2005. Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 33%. Sino Gas is in the natural gas industry, whose development is encouraged by the government. According to income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. In addition, Sino Gas has been certified by regulatory authorities as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under such policies, Sino Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter will be entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income would be subject to a reduced tax rate of 7.5% from 2005 to 2007. From 2008, the income tax rate will be 9%. The subsidiaries of Sino Gas are subject to the effective rate of 33%, but almost all income is earned by Sino Gas.

Net Profit
Net profit for the twelve months ended December 31, 2006 was $5.17 million, a decrease of 9.41% from $5.70 million in the same period one year ago. It was due to the slight decrease of our revenues and substantial increase of expenses.

Net profit margin in 2006 was 47.52%, as compared with 52.28% in 2005. The 4.76% decrease in net profit margin was primarily the result of the decrease of connection fees, the margin of which is relatively higher than the margin of gas sales.

In 2007, we plan to actively acquire small-to-mid sized cities while penetrating the existing markets. We expect both the connection fees and the percentage of connection fees to net sales in 2007 will increase sizably, as compared with the levels in fiscal 2006. We expect to add 40,000 household users and two industrial users, and sell 21 million cubic meters of natural gas in 2007. The projected growth rate of our net income in 2007 is above 30% on a year-on-year basis.

Cash and cash equivalents
Cash and cash equivalents was $ 6.76 million as of December 31, 2006, an increase of $6.19 million from one year ago. The major source of cash was from the Company’s financing activities. The money we use for investment and working capital normally comes from our shareholders and operating earnings. The Company completed two equity financings in September and November 2006 separately, with net proceeds of $7.43 million after deducting various fees related to financing. We used $1.48 million for the acquisitions of Yuxian Jinli and Xiahuayuan Jinli, and the rest for working capital and acquisitions in 2007.

We borrowed RMB 19 million ($2,430,445) through a short-term loan from Shenzhen Development Bank for operational purposes in late 2006 by using $3 million from the two equity financings as collateral. Interest on the loan is payable at a rate of 5.022% per annum, and repayment of the loan is in May 2007. We repaid the loan in full in March 2007.

Cash Flows

Net Cash Flow from Financing Activities was $9.86 million in 2006, as compared with $0 in 2005. We raised $7,430,965 by issuing common stock and $2,430,445 by borrowing debt from banks in 2006.

Net Cash Flow from Operating Activities was $5.29 million in 2006, an increase of $2.43 million from $2.86 million in 2005, primarily because we have successfully reduced accounts payable and other payables by $0.08 million in 2006, as compared with an increase of $3.56 million for the same period one year ago, and accounts receivable and other receivables decreased by $0.54 million in 2006, as compared with an increase of $6.14 million in 2005.
Net Cash Outflow from Investment Activities was $12.27 million in 2006, an increase of nearly $9.3 million from $2.97 million in 2005. The table below is a breakdown of Cash Outflow from Investment Activities in 2006:

Purchase of plant and equipment	$7,563,222
Pledge deposits	3,124,541
Payment for the construction in progress	1,556,579
Payment of cost of intangible assets	21,511

Net cash used in investing activities	$12,265,853

We expect the returns on these investment activities will be visible on our financial statements in the near-to-middle term.

Accounts Receivable
Accounts Receivables as of December 31, 2006 was $6.44million, a decrease of $1.33 million from $7.77 million one year ago. The collection period for accounts receivable in the natural gas distribution industry is usually no more than one year. Approximately 80% of accounts receivables incurred in 2005 were collected in 2006, and most of them were collected in the second half of the year, when natural gas distribution companies traditionally collect the majority of the connection fees for the distribution systems they construct.

The table below is a breakdown of our 10 largest accounts receivable as of December 31, 2006.

Shanghai Datun Energy Resources Co., Ltd	$1,509,641
Jinzhou City & Town Development & Construction Co.,Ltd	639,591
Xuzhou Ganglong Real Estate Development Co.,Ltd	559,232
Kailuan(Group) Weizhou Coal Mining Co.,Ltd	532,139
Hebei Zhong Gang Steel Co., Ltd	440,586
1st Machinery Works of North China Petroleum	383,754
Beijing Kailong Real Estate Development Co.,Ltd	299,328
Beijing Xincheng Real Estate Development Co.,Ltd	282,604
Pei Xian Zheng Yuan Construction Engineering Co	258,906
Beijing Hong Ji Co., Ltd	227,754

$5,133,535

All of the above accounts receivable are due within one year of aging.

Fixed Assets
Fixed Assets as of December 31, 2006 was $10.94 million, an increase of $7.59 million from $3.35 million in 2005. The table below is a breakdown of our fixed assets at cost:

	2006	2005
At Cost
Gas Pipelines	$8,255,231	$2,819,341
Motor Vehicles	2,204,621	99,376
Machinery & Equipment	273,943	253,536
Buildings	89,799	86,952
Leasehold Improvements	47,543	46,036
Office Equipment	67,774	41,607

	$10,938,911	$3,346,848

Short term loans
Our short-term bank loans as of December 31, 2006 are as follows:
	2006	2005
Loans from Shen Zhen Development Bank Co., Ltd.	$2,430,445

The half-year bank loan, with the interest rate of of 5.022% per annum, is due on May 22, 2007. Interest expense for the loan was $9,522 for the year ended December 31, 2006. We repaid the loan in full in March 2007.

Item 7. Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Stated in US dollars)

Sino Gas International Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The board of directors and stockholders of Sino Gas International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sino Gas International Holdings, Inc. as of December 31, 2006 and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc. as of December 31, 2006 and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California    Samuel H. Wong & Co., LLP
[]        Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2006	2005
Assets

Current assets
Cash and cash equivalents		$3,638,673	$571,194
Pledged deposits	3	3,124,541	-
Notes receivable		477,390	-
Accounts receivable	4	6,534,740	7,770,168
Advances to suppliers		68,309	372,442
Prepaid expenses		141,878	12,097
Other receivables	5	1,263,800	437,922

Total current assets		$15,249,331	$9,163,823

Long term assets
Investments in equity securities		$2,939,029	$2,443,378
Plant and equipment, net	6	10,608,530	3,200,682
Construction in progress		4,628,076	3,071,497
Intangible assets	7	457,830	437,265

Total long term assets		$18,633,465	$9,152,822

Total Assets		$33,882,796	$18,316,645

Liabilities and Shareholders’ Equities

Current liabilities
Accounts payable		$3,891,388	$3,090,870
Short-term bank loans	8	2,430,445	-
Other payables	9	1,790,500	2,264,965
Unearned revenue		37,760	133,035
Accrued liabilities		325,922	201,384

Total current liabilities		$8,476,015	$5,690,254

Total Liabilities		$8,476,015	$5,690,254

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET (Continued)
AS AT DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2006	2005

STOCKHOLDERS’ EQUITY

Preferred stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	$-	$-
Preferred stock B US$0.001 par value; 5,000,000 authorized; 4,023,268 and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	4,023	-
Common stock US$0.001 par value; 250,000,000 authorized; 14,692,647 and 14,361,646 issued and outstanding as of December 31, 2006 and 2005 respectively	10	14,693	14,362
Additional paid-in-capital		12,069,176	4,812,650
Statutory reserves		2,025,022	1,219,720
Retained earnings		10,469,571	6,311,794
Accumulated other comprehensive income		824,296	267,865

		$25,406,781	$12,626,391

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$33,882,796	$18,316,645

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2006	2005

Net revenues	13	$10,870,718	$10,907,289
Cost of revenues		(4,389,142)	(4,132,391)

Gross profit		$6,481,576	$6,774,898

Operating expenses
Selling and marketing expenses		(95,779)	(99,768)
General and administrative expenses		(1,155,849)	(874,181)

Income from continuing operations		$5,229,948	$5,800,949

Finance costs, net	11	(78,237)	(2,486)
Other income		438,186	437,750
Other expenses		(856)	(1,865)

Income before taxation		$5,589,041	$6,234,348
Income tax	12	(423,284)	(531,915)

Net income		$5,165,757	$5,702,433

Net income per share,
Basic	$0.36	$0.40
Diluted	0.32	0.40

Weighted average shares outstanding of common
stock,
Basic	14,471,980	14,361,646
Diluted	16,085,778	14,361,646

The accompanying notes are an integral part of these consolidated financial statements.

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

								Accumulated
					Additional			other
	Preferred stock B		Common stock		paid-in-	Statutory	Retained	comprehensive
	shares	Amount	Shares	Amount	capital	reserves	earnings	income	Total

Balance, January 1, 2005	-	$-	14,361,646	$14,362	4,812,650	333,010	1,496,071	251	6,656,344
Net income							5,702,433		5,702,433
Appropriations to surplus reserves						886,710	(886,710)
Foreign currency translation adjustment								267,614

Balance, December 31, 2005	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391

Balance, January 1, 2006	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net income							5,165,757		5,165,757
Reverse acquisition			331,001	331			(202,678)		(202,347)
Issue of stock and warrant	4,023,268	4,023			7,256,526				7,260,549
Appropriations to surplus reserves						805,302	(805,302)
Foreign currency translation adjustment								556,431	556,431

Balance, December 31, 2006	4,023,268	$4,023	14,692,647	$14,693	12,069,176	2,025,022	10,469,571	824,296	25,406,781

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006
(Stated in US Dollars)

	2006	2005
Cash flows from operating activities
Net incomes	$5,165,757	$5,702,433
Depreciation and amortization	155,374	131,865
Equity in investments	(495,651)	(404,436)
Decrease/(increase) in accounts and other receivables	106,512	(6,139,281)
Increase in accounts and other payables	355,316	3,564,302

Net cash provided by operating activities	$5,287,308	$2,854,883

Cash flows from investing activities
Purchase of plant and equipment	$(7,563,222)	$(1,065,108)
Pledge deposits	(3,124,541)	-
Payment for the construction in progress	(1,556,579)	(1,537,774)
Payment of cost of intangible assets	(20,565)	(365,145)

Net cash used in investing activities	$(12,264,907)	$(2,968,027)

Cash flows from financing activities
Issue of common stock	7,430,965	-
Bank borrowings, net of repayment	2,430,445	-

Net cash provided by financing activities	$9,861,410	$-

Net in cash and cash equivalents sourced/(used)	2,883,811	(113,144)

Effect of foreign currency translation on cash
and cash equivalents	183,668	15,992

Cash and cash equivalents-beginning of year	571,194	668,346

Cash and cash equivalents-end of year	$3,638,673	$571,194

Supplementary cash flow information:
Interest received	$3,268	$3,484
Interest paid	9,522	-

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1. PRINCIPAL ACTIVITIES, BASIS OF PRESENTATION AND ORGANIZATION

Principal Activities

Sino Gas International Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. The Company changed its name to American Arms, Inc. on April 5, 1984, and then changed its name to Dolce Ventures, Inc. on May 21, 2002, and changed its name to Sino Gas International Holdings, Inc. on November 17, 2006. The Company is a natural gas services operator, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies.

The common stock of the Company is currently quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board under the symbol “SGAS.”

Basis of Presentation and Organization

On September 7, 2006, the Company consummated a share exchange transaction with the shareholders of GAS Investment China Co., Ltd. (Gas (BVI)), whereby the Company exchanged 14,361,646 shares of its series A convertible preferred stock, par value $0.001 per share for all of the issued and outstanding stock of Gas (BVI) held by the shareholders of Gas (BVI). As a result of the share exchange transaction, Gas (BVI) became its wholly-owned subsidiary, and Beijing Zhong Ran Wei Ye Gas Co., Ltd (Beijing Gas) became its indirectly wholly-owned subsidiary. In addition, as a result of the share exchange transaction, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act and are now engaged in the development of natural gas distribution systems and the distribution and supply of natural gas in the PRC.

The share exchange transaction has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of GAS(BVI) are consolidated using historical carrying amounts. The 331,001 shares of the Company outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction, which was a deficit of $202,678. The accompanying consolidated financial statements reflect the capital-raising transaction of the Company as if the transaction occurred as of the beginning of the first period presented.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1. PRINCIPAL ACTIVITIES BASIS OF PRESENTATION AND ORGANIZATION (CONTINUED)

On November 17, 2006, the Company changed its name to Sino Gas International Holdings, Inc., announced its new trading symbol, “SGAS,” and effected a 304.44-for-1 reverse stock split.

The Company consummated two private financing transactions on September 7, 2006 and October 20, 2006, respectively, in which the Company issued an aggregate of 4,023,268 shares of its series B convertible preferred stock, and warrants to purchase an aggregate of 13,257,293 shares of its common stock, in exchange for $9,281,600 gross cash proceeds. The two private financing transactions were consummated on substantially the same terms and conditions. The share exchange transaction and its private financing transactions are collectively referred to hereafter as the “reverse merger transaction”.

As a result of the consummation of the reverse merger transaction, the Company are now engaged in the development of natural gas distribution systems in small- and medium-sized cities in the PRC, as well as the distribution of natural gas to residential, commercial and industrial customers in the PRC, through its indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. The Company still own Pegasus Tel, but plan to spin it off in the form of a dividend to our shareholders of record as of August 30, 2006.

Recent Acquisitions

On December 13, 2006, Beijing Gas entered into a stock transfer agreement with the shareholders of Zhangjiakou City Xiahuayuan Jinli Gas Ltd. Co., a limited liability company organized under the laws of the PRC (“Xiahuayuan Jinli”), under which Beijing Gas acquired all the capital stock of Xiahuayuan Jinli for a purchase price of RMB two million (or approximately $258,000) in cash. Xiahuayuan Jinli is now a wholly-owned subsidiary of Beijing Gas. Xiahuayuan Jinli is a small regional natural gas distributor in Hebei Province, PRC.

Also on December 13, 2006, Beijing Gas entered into a stock transfer agreement with Yuxian Jinli Gas Ltd. Co. (“Yuxian Jinli”), a limited liability company organized under the laws of the PRC, under which Beijing Gas acquired all the capital stock of Yuxian Jinli for a purchase price of RMB9.5 million (or approximately $1,227,000) in cash. All the capital stock of Xiahuayuan Jinli and that of Yuxian Jinli were held by the same shareholders immediately prior to the signing of these agreements. Yuxian Jinli is now a wholly-owned subsidiary of Beijing Gas. Yuxian Jinli is a small regional natural gas distributor in Hebei Province, PRC.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and note are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

(b)	Use of Estimates

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

(c)	Economic and Political Risks

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(d)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (“the Group”). Significant inter-company transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investor are accounted for using the equity method.

As of December 31, 2006, the particulars of the subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

GAS Investment China Co., Ltd.	The British
	Virgin Islands	6/19/2003	100	100	USD10,000,000

Pegasus Tel, Inc.	State of
	Delaware,
	USD	2/19/2002	100	100	USD 1,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 94,448,517

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Anping Weiye Gas Co., Ltd	PRC	8/4/2005	100	95	RMB 5,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Development Region Weiye
Dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas
Co., Ltd	PRC	9/30/2005	100	100	RMB 2,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(f)	Accounts and Other Receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable. Allowance for uncollectible accounts as of December 31, 2006 is not significant.

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

Portion of
Nominal
Name of	Place	Form of		Value of
Associate	of	Business	Registered	Registered	Principal
Company	Registration	Structure	Capital	Capital	Activities

Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	PRC	Sino-foreign equity joint venture	RMB 20,000,000	40	Trading of natural gas and gas pipeline construction

Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd is the Group's 40% owned joint Venture company and is principally engaged in sale of compressed natural gas to domestic households and industrial around sub-urban areas of Beijing and part of sub-urban areas in Hebei Province and Tianjin.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(i)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the reporting year, there was no impairment loss.

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

(k)	Intangible Assets

Intangible assets, are stated at cost less amortization and accumulated impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Land use rights	40 - 50 years
Franchises	30 years
Other intangibles	3 years

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

(l)	Construction in progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As at December 31, 2006, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity. Capital commitments in respect of these projects amounted to approximately $5 million at December 31, 2006.

(m)	Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

(n)	Financial Instruments

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

(o)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

2006
Year end RMB : US$ exchange rate	7.8175
Average yearly RMB : US$ exchange rate	7.9819

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

(p)	Revenue Recognition

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

Sales of natural gas are recognized when goods are delivered and title has passed.

(q)	Other Income

Other income represents the Group’s share of post- acquisition results of its investment in equity securities for the year.

(r)	Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2006, there was no significant book to tax differences.

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Beijing Gas is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Also, Beijing Gas is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. Accordingly, the Company’s income is subject to a reduced tax rate of 7.5%. From 2008 onwards, the Company’s income is subject to a reduced tax rate of 9%. Subsidiaries of Beijing Gas are subject to the effective rate of 33%.

(s)	Advertising

The Group expensed all advertising costs as incurred. Advertising costs for the year ended December 31, 2006 was insignificant.

(t)	Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Group does not require collateral or other security to support accounts receivable. The Group conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(u)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

(v)	Statutory Surplus Reserves

As stipulated by the Company Law of the People's Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i. Making up cumulative prior years' losses, if any;

ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv. Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Group has appropriated $808,404 as reserve for the statutory surplus reserve and welfare fund for the year ended December 31, 2006.

Surplus reserves consist of the following as of December 31, 2006

Statutory surplus reserve	$1,346,053
Statutory common welfare fund	678,969

$2,025,022

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(w)	Statement of Cash Flows

In accordance with Statement of SFAS 95, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

(r)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(s)	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

The management of the Company does not anticipate that the adoption of these three standards will have a material impact on these consolidated financial statements.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3. PLEDGE DEPOSITS

Pledged deposits are restricted cash with bank for general banking facilities.

4. ACCOUNTS RECEIVABLE

The followings are the largest ten accounts receivable as at December 31 2006

Shanghai Datun Energy Resources Co., Ltd	$1,509,641
Jinzhou City & Town Development & Construction Co.,Ltd	639,591
Xuzhou Ganglong Real Estate Development Co.,Ltd	559,232
Kailuan(Group) Weizhou Coal Mining Co.,Ltd	532,139
Hebei Zhong Gang Steel Co., Ltd	440,586
1st Machinery Works of North China Petroleum	383,754
Beijing Kailong Real Estate Development Co.,Ltd	299,328
Beijing Xincheng Real Estate Development Co.,Ltd	282,604
Pei Xian Zheng Yuan Construction Engineering Co	258,906
Beijing Hong Ji Co., Ltd	227,754

$5,133,535

All of the above accounts receivable are due within one year of aging.

5. OTHER RECEIVABLES

Other receivables at December 31, consist of the following:

	2006	2005

Deposit paid	$543,013	$104,483
Amounts due from employees	86,464	188,715
Amounts due from shareholders	-	22,004
Sundry receivables	634,323	122,720

	$1,263,800	$437,922

Amounts due from employees are advances for business traveling and purchases of consumables. All the amounts due from employees/shareholders are unsecured, interest free, and have no fixed repayment terms.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6. PLANT AND EQUIPMENT, NET

Plant and Equipment consist of the following as of December 31:

	2006	2005
At Cost
Gas Pipelines	$8,255,231	$2,819,341
Motor Vehicles	2,204,621	99,376
Machinery & Equipment	273,943	253,536
Buildings	89,799	86,952
Leasehold Improvements	47,543	46,036
Office Equipment	67,774	41,607

	$10,938,911	$3,346,848

Less: Accumulated depreciation
Gas Pipelines	$203,005	$80,557
Motor Vehicles	48,846	21,319
Machinery & Equipment	38,999	23,969
Buildings	6,825	3,304
Leasehold Improvements	19,613	9,849
Office Equipment	13,093	7,168

	$330,381	$146,166

	$10,608,530	$3,200,682

Depreciation and amortization expense is included in the consolidated statements of income and comprehensive income for the year December 31, 2006 is as follows:

	2006	2005

Cost of revenues	$87,155	$79,118
Selling and marketing expenses	18,645	2,413
General and administrative expenses	49,574	50,334

	$155,374	$131,865

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31:

	2006	2005

Land use rights	$112,565	$99,881
Franchises	336,318	337,012
Other intangibles	8,947	372

	$457,830	$437,265

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

8. SHORT TERM BANK LOANS

Short-term bank loans are as follows:

	2006	2005
Loans from Shen Zhen Development Bank Co., Ltd,
interest rate at 5.022% per annum
Due May 22, 2007	$2,430,445	$-

Interest expense for the short term bank loans was $9,522 for the year ended December 31, 2006.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9. OTHER PAYABLES

Other payables at December 31, 2005 and 2006 consist of the following:

	2006	2005

Deposit received	$-	$67,934
Amounts due to employees	11,360	3,528
Employees’ welfare payables	56,584	50,207
Tax payable	1,089,804	790,057
Loan from an unrelated company - Qian Shi Li	-	681,250
Loan from an unrelated company - Shi Yi Long Da	-	500,409
Sundry payables	632,752	171,580

	$1,790,500	$2,264,965

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms. Loan from Shenzhen Shi Yi Long Da Co., Ltd (Shi Yi Long Da) is unsecured, interest at 6% per annum and due October 2006. This money has been paid on October 2006. Loan from Beijing Qian Shi Li Technology Development Co.,Ltd (Qian Shi Li) is unsecured, interest free, and have no fixed repayment terms.

10.  CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which there are 14,692,647 shares issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (i) series A convertible preferred stock, of which 20,000,000 shares have been authorized and no shares are issued and outstanding; and (ii) series B convertible preferred stock, of which 5,000,000 shares have been authorized and 4,023,268 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A and series B convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10. CAPITAL STOCK (Continued)

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 14,692,647 shares of common stock issued and outstanding as of December 31, 2006. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Preferred Stock

In addition to the 250,000,000 shares of common stock, The Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share. Shares of the preferred stock may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the board of directors prior to the issuance.

The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the board of directors is required to make any determination to issue such stock based on its judgment as to the best interests of its stockholders, the board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized preferred stock, unless otherwise required by law.

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its authorized $0.001 par value per share preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah. The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions, although the Company does not have sufficient unissued authorized common stock to allow for a complete conversion. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. Therefore, as of December 31, 2006, the Company has no shares of series A convertible preferred stock issued and outstanding.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10. CAPITAL STOCK (Continued)

Conversion

The Company issued 14,361,646 of its common shares upon the automatic conversion of its series A convertible preferred shares after the 304.44-for-1 reverse stock-split on November 17, 2006. The Company no longer has any series A convertible preferred shares outstanding.

Each share of the series B convertible preferred stock will become convertible into common stock, at the option of its holder after the 304.44-for-1 reverse stock-split, based on the then applicable conversion rate, which is initially one share of series B convertible preferred stock for one share of common stock.

11. FINANCE COSTS, NET

Details of finance costs are summarized as follows:

	2006	2005

Total interest cost incurred	$9,522	$-
Interest income	(3,268)	(3,484)
Other	71,983	5,970

	$78,237	$2,486

12. INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, in accordance with the relevant taxation laws in the PRC, the Group is eligible for tax concessions and was exempted from part of the PRC income taxes for the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the years ended December 31,.

	2006	2005

Income before taxation	$5,122,453	$6,234,348

Provision for income taxes at PRC income tax rate	1,690,409	2,057,335
Effect of tax exemption granted to the Group	(1,267,125)	(1,525,420)

Income tax	$423,284	$531,915

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.  BUSINESS SEGMENT

The Company has contracted with customers usually in two business segments altogether, one is for the construction and installation of gas facilities and another one is the subsequent sales of gas to that customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue recognition and distinctive from each other for the relevant cost-and-revenue to be incurred and hence separate calculation and subsequent payment of fees for respective business without any interdependence on each other in this respect.

For management purposes, the company is currently organized into two major operating divisions - gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

2006	Gas pipeline	Sales of
	construction	piped gas	Others	Consolidated

Turnover	$7,218,710	3,649,870	2,138	10,870,718
Cost of sales	(1,549,464)	(2,833,077)	(6,601)	(4,389,142)

Segment result	$5,669,246	816,793	(4,463)	6,481,576

2005	Gas pipeline	Sales of
	construction	piped gas	Others	Consolidated

Turnover	$8,204,988	2,702,301	-	10,907,289
Cost of sales	(1,607,987)	(2,524,404)	-	(4,132,391)

Segment result	$6,597,001	177,897	-	6,774,898

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

14.  COMMITMENTS UNDER OPERATING LEASES

At December 31, 2006, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

	2006	2005
Land and Buildings
Not later than one year	$61,401	$59,455
Later than one year and not later than five years	245,603	237,818
After five years	521,906	505,363

	$828,910	$802,636

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.  RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

Sales to Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd (Zhongran Xiangke), an investee for which the equity method is used, for the years 2006 and 2005 were $334,326 and $1,088,990 respectively. The amounts receivable from Zhongran Xiangke for the years 2006 and 2005 were nil and $177,401 respectively. Also, included in the other payables are payables to Zhongran Xiangke for the years 2006 and 2005 were $101,592 and $135,792 respectively.

Sales to Beijing Zhongyou Xiangke Oil Gas Technology Co. Ltd (Zhongyou Xiangke), an investee of Zhongran Xiangke, for the years 2006 and 2005 were nil and $64,205 respectively. The amounts receivable from Zhongyou Xiangke for the years 2006 and 2005 were $2,130 and $13,392 respectively.

16.  SUBSEQUENT EVENTS

On January 15, 2007, Beijing Gas entered into a stock transfer agreement with the shareholders of Beijing Chenguang Gas Ltd., Co., a limited liability company organized under the laws of the PRC, under which Beijing Gas will acquire all the capital stock of Beijing Chenguang for a purchase price of RMB 26 million (or approximately $3.35 million) in cash. Upon consummation of the transactions contemplated by that agreement, Beijing Chenguang will become a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the development, transfer and licensing of technologies used in natural gas purification, compression and transportation, as well as the installation of natural gas equipment and the supply of natural gas.

Under the Beijing Chenguang agreement, the Company will pay the stock purchase price in installments. The Company paid the first installment, in the amount of 10,000,000 RMB, on or about January 22, 2007. The Company will pay the second installment, also in the amount of RMB ten million, within 20 business days of completion by the selling shareholders of all government and legal procedures required for the sale. The Company will pay the remaining RMB six million on or prior to April 30, 2007. The agreement requires that all government and legal procedures required for the sale must be completed by the selling shareholders, and the title to the shares must be transferred to Beijing Gas, within 20 business days of the selling shareholders’ receiving the first installment of the purchase price.

On February 28, 2007, the Company disposed of Anping Weiye Gas Co., Ltd in the amount of RMB 33,000,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On August 30, 2006, our Board of Directors approved the dismissal of Robison, Hill & Co. (“Robison") as our registered independent certified public accounting firm effective on September 7, 2006. Concurrent with this action, our board of directors appointed Samuel H. Wong & Co., LLP as our new registered independent certified public accounting firm. Samuel H. Wong & Co., LLP is located at Room 703, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong.

Beijing Gas’s operating businesses have previously been audited by Samuel H. Wong & Co., LLP and management elected to continue this existing relationship. There have been no disagreements with Robison during the previous two fiscal years or any subsequent interim period.

The audit opinions of Robison, Hill & Co. on the financial statements for the fiscal years ended December 31, 2004 and 2005 did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of Robison, Hill & Co. for the fiscal years ended December 31, 2004 and 2005 indicated conditions which raised substantial doubt about our ability to continue as a going concern.

Item 8A. Controls and Procedures

At the conclusion of the fiscal year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that, as of December 31, 2006, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Item 8B. Other Information

There is no information relating to us that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2006 but was not disclosed.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

In connection with the reverse merger transaction, there was a change of control of our board of directors and management. The following persons were appointed our executive officers and directors. Except for John D. Kuhns, each of our current directors and executive officers is a resident of the PRC. As a result, it may be difficult for investors to effect service of process within the United States or British Virgin Islands upon them, or to enforce court judgments obtained against them in the United States courts or British Virgin Islands’ courts.

Directors and Executive Officers of the Company

Directors and Executive Officers	Position/Title	Age
Liu Yu Chuan	President & Chief Executive Officer, director and Chairman of the Board	43
Zhou Zhi Cheng	Chief Operating Officer	43
Zhong Zhi Min	Marketing Director	52
Bian Shu Kui	Vice President & Chief Engineer	43
Chen Fang	Chief Financial Officer, director	34
Chen Guo Wei	Director	51
Sun Quan Dong	Director	41
John D. Kuhns	Director	56

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Liu Yu Chuan Mr. Liu was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the board of directors and General Manager of Beijing Xiang Ke Jia Hua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Lang Fang Zhong Gong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of Research and Development Department of Petro China from 1983 to 1997.

Mr. Zhou Zhi Cheng Mr. Zhou Zhi Cheng was appointed our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleunm and Oil Technology Co., Ltd. between 2001 and 2002.

Mr. Zhong Zhi Min Mr. Zhong was appointed our Marketing Director on September 7, 2006.  Mr. Zhong graduated from Nanjing University with a B.S. in Philosophy. Mr. Zhong was Vice President of Shen Zhen Guo Qi Real Estate Co. Ltd from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiang Xi Province between 1978 and 1995.

Mr. Bian Shu Kui Mr. Bian was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a B.S. and Petroleum University with a M.S. He served as Vice President of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2000 and 2006. Prior to that, Mr. Bian had been with North China Oilfield The First Refinery Factory for fourteen years. Mr. Bian was one of the industry experts that drafted The National Standard of Natural Gas Usage in Cities in China.

Ms. Chen Fang Ms. Chen was appointed our director and the Chief Financial Officer on September 7, 2006.  Ms. Chen graduated from Sun Yat-Sen University, PRC, with a B.A in law, and from Zhongnan University of Economics and Law, PRC, with an MBA. Ms. Chen has been a licensed attorney in PRC since 1995. She served as Vice-President and General Manager at Zhuhai Brightzone Securities Investment and Consulting Ltd. from 2000 to 2002. Prior to that, Ms. Chen served as Manager of Investment Department at Zhuhai International Trust and Investment Ltd. from 1994 to 2000. Ms. Chen has a wide range of experience in the financial industry.

Mr. Chen Guo Wei Mr. Chen was appointed our director on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Chen graduated from East China College of Metallurgy with a major in Accounting. From March 2006 to present, Mr. Chen has been the general manager and chairman of the board of Shen Zhen Jia Xin Real Estate Development Co., Ltd. Prior to that, he was the general manager of Hang Zhou Steal Group from 2001 to February 2006. Mr. Chen is very experienced in general and financial management.

Mr. Sun Quan Dong Mr. Sun was appointed our director on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Sun graduated from Shanghai Maritime University with a B.S. Mr. Sun has been Chairman of Jidong Shipping Co., Ltd from 1995. Prior to that, Mr. Sun served as Manager in the Shipping Department of Shekou Shipping Co., Ltd between 1987 to 1994.

John D. Kuhns Mr. John D. Kuhns was appointed a director of our company on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Kuhns has been a 95% shareholder, a director and chairman of Kuhns Brothers, Inc., a holding company founded in 1987 for its subsidiary, Kuhns Bros. & Co., Inc., an investment banking firm specializing in providing financing for power technology ventures, and, more recently, manufacturing operations within the PRC. Additionally, Kuhns Brothers, Inc. owns 100% of Kuhns Brothers Securities Corporation, a broker dealer, registered with the SEC, in which Mr. Kuhns is the Chairman. Since March 2005, Mr. Kuhns has been a director and chairman of Deli Solar (USA), Inc., a U.S. reporting company with solar hot water heaters manufacturing operation in the PRC. Since, December, 2005, Mr. Kuhns has served as a Director of Fushi International, Inc. Since 2002, Mr. Kuhns has been a director and chairman of Distributed Power, Inc., a public company that owns electric generating projects. Mr. Kuhns is also a director of China Sciences Conservational Power Limited, a company listed on the Hong Kong Stock Exchange. Neither of the foregoing Kuhns companies, nor Deli Solar (USA), Inc., Distributed Power, Inc., Fushi International, Inc. or China Sciences Conservational Power Limited are affiliated with us. Mr. Kuhns holds a bachelors degree in sociology and fine arts from Georgetown University, a master's degree in fine arts from the University of Chicago and an MBA degree from the Harvard Business School.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Our board of directors appointed an audit committee on October 19, 2006. Because we only recently consummated the reverse merger transaction and appointed the current members of our board of directors, our board of directors has not yet appointed a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our audit committee members are Sun Quan Dong, Chen Guo Wei and John D. Kuhns. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Item 10. Executive Compensation

The following is a summary of the compensation paid by Beijing Gas to its named executive officers and directors for the three years ended December 31, 2005, 2004 and 2003, respectively.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Liu Yu-Chuan, CEO	2006 2005 2004	$100,000 22,800 19,000	$60,000 1,913 750	- - -	- - -	- - -	- - -	- - -	$ $	60,000 24,713 19,750 -

Each Director who does not serve as an executive receives a cash allowance in the amount of $10,000 annually, beginning in 2006.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company has three executive officers, Mr. Liu Yu Chuan, Mr. Zhou Zhi Cheng, and Ms. Chen Fang. Mr. Liu and Ms. Chen are also directors of the Company.  The Board of Directors also serves as the Company’s compensation committee.

The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company.  The Company has no pension plan or non-equity incentive plan or deferred compensation arrangement.  The Company has a limited equity option plan under which it will issue options to purchase 200,000 shares of the Company’s common stock to each of Mr. Zhou and Ms. Chen at an exercise price of $3.00 per share. The options will vest as follows: 45% will vest in early 2008; 30% will vest in early 2009; and 25% will vest in early 2010. The Company has not used a compensation consultant in any capacity but believes that its executive officer compensation package is comparable to similar businesses in its location of operations.

Each of our executive officers has an employment agreement with the Company that outlines salary and benefit arrangements.  The three agreements have similar terms, which include, but are not limited to: base salaries of cash, the provision of labor-related insurance, termination for cause, termination on 30 days’ notice and termination without notice and the provision of labor-related benefits in conformance with PRC labor laws. The agreements are for a term of three years. Officers serve at the discretion of our board of directors.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director.  Persons who are directors who are not employees receive a cash allowance of $10,000 per year. All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2007, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000 and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this annual report, we had outstanding (i) 14,920,346 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 3,795,571 shares of series B convertible preferred stock, (iv) series A warrants to purchase an aggregate of 3,854,599 shares of common stock at $3.84 per share, (v) series B warrants to purchase an aggregate of 1,693,723 shares of common stock at $5.48 per share, (vi) series J warrants to purchase an aggregate of 3,083,588 shares of common Stock at $3.01 per share, (vii) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $4.22 per share, and (viii) series D warrants to purchase an aggregate of 1,541,794 shares of common stock at $6.03 per share.

The series A and B warrants have a term of five years. Each series J warrant is exercisable for a period of twelve months following its issuance. Each series C or D warrant is only exercisable once the series J warrant of such holder is exercised and for such number of shares of common stock that have been exercised by such holder pursuant to the series J warrant of such holder. The terms of series C and D warrants are for five years following the date of issuance of such series C or D warrants, as applicable.

Shares of Series A and Series B convertible preferred stock vote together with shares of common stock on all matters upon which stockholders are entitled to vote, except to the extent a class vote is required under Utah law or as otherwise provided in the certificate of designations creating such series. On those matters upon which the series A convertible preferred stock votes together with the common stock and the series B convertible preferred stock as a single class, each share of series A convertible preferred stock carries a number of votes equal to the number of shares of common stock issuable in a mandatory conversion based on the then applicable conversion rate. On those matters upon which the series B convertible preferred stock votes together with the common stock and series A convertible preferred stock as a single class, each share of series A convertible preferred stock carries a number of votes equal to the number of shares of common stock that would be issuable upon conversion. Each holder of series A convertible preferred stock or series B convertible preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws.

In determining beneficial ownership of the common stock after the 304.44-for-1 reverse stock-split, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on March 12, 2007, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series A convertible preferred stock or series B convertible preferred stock or exercise of the warrants and option, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 12, 2007, and (ii) the total number of shares that the beneficial owner has acquired or may acquire upon conversion of the series B convertible preferred stock or exercise of the warrants and option. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership (After Reverse Split)			Percent of Class (After Reverse Split)
Shareholder	Series B Preferred Stock(1)	Common Stock(2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

GAS (BVI)		238,371			1.62%

Eloten Group Ltd.		6,632,460			44.40%
Leading King Investment Limited		5,474,300			36.65%
Vision Opportunity Master Fund, Ltd.	3,205,829	14,229,910		79.68%	49.20%

Directors and Executive Officers
Liu Yu Chuan		6,632,460	(5)(6)		45.14%
Sun Quan Dong		5,474,300	(7)(8)		37.26%
Zhong Zhi Min		400,113	(3)		2.72%
Zhou Zhi Cheng		-
Bian Shu Kui		176,850	(3)		1.20%
Chen Fang		66,693	(3)		0.45%
Chen Wei Guo		-	(3)		-
John Kuhns		808,697	(4)	4.24%	4.16%

All Directors and Executive Officers		13,559,114		4.24%	87.33%

(1) The Series B convertible preferred stock and the warrants are assumed to be non-convertible and non-exercisable within 60 days of their date of issuance.

(2) Includes the shares of common stock issuable upon conversion of series B convertible preferred stock and shares of common stock issuable upon exercise of the warrants.

(3) Shares of common stock issued to Gas (BVI) as a result of the consummation of the share exchange agreement are beneficially attributed to each of the Gas (BVI) shareholders based on each shareholder's percentage ownership interest in Gas (BVI) immediately prior to execution of the share exchange agreement.

(4) Includes common shares issued upon the conversion, on February 23, 2007, of (i) 113,847 shares of series B convertible preferred stock issued to Kuhns Brothers, Inc., which are beneficially attributed to John Kuhns, and (ii) 56,925 shares of series B convertible preferred stock issued to John Kuhns.

(5) Includes 6,524,174 common shares issued upon conversion of series A convertible preferred stock to Eloten Group Ltd., which are beneficially attributed to Mr. Liu Yu Chuan. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd.

(6) Includes 108,286 shares of common stock beneficially attributed to Eloten Group Ltd. based on Eloten Group Ltd.'s ownership interest in Gas (BVI).

(7) Includes 5,384,923 common shares issued upon conversion of series A convertible preferred stock to Leading King Investment Limited, which are beneficially attributed to Mr. Sun Quan Dong. Mr. Sun holds 50% ownership interest in Leading King Investment Limited.

(8) Includes 89,377 shares of common stock beneficially attributed to Leading King Investment Limited based on Leading King Investment Limited's ownership interest in Gas (BVI). Mr. Sun holds a 50% ownership interest in Leading King Investment Limited.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Share Exchange Agreement and the Issuance and Conversion of Series A Stock

On September 7, 2006, we entered into and consummated a share exchange agreement with the holders of all of the outstanding capital stock of Gas (BVI), which were: Eloten Group Ltd., Leading King Investment Limited, Zhong Zhi Min, Li Shu Wang, Chen Si, Xiang Shun Ying, Chong Shun, Liu Xiao Bing, Zhuo Qing Hui, Bian Shu Kui, Chen Fang, Shang Jian Zhong and Wang Wei Dong, or, collectively, the Gas (BVI) shareholders.

Pursuant to the terms of the share exchange agreement, we issued an aggregate of 14,361,646 shares of our series A convertible preferred stock in exchange for the 9,950,000 shares of common stock of Gas (BVI) held by the Gas (BVI) shareholders, which constituted all of Gas (BVI)’s capital stock. Each share of series A convertible preferred stock was converted automatically into one share of our common stock, par value $0.001 per share, upon the completion of the 304.44-for-1 reverse stock-split of our common stock more as fully described in “Reverse Stock-Split” in the section titled “Annual report Summary” of this annual report. Therefore, the shares of series A convertible preferred stock issued to the Gas (BVI) Shareholders were automatically converted into an aggregate of 14,361,646 shares of our common stock.

As a result of the consummation of the share exchange transaction, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act. Gas (BVI) is now our wholly-owned subsidiary, and Beijing Gas is now our indirectly wholly-owned subsidiary in the PRC.

The foregoing description of the share exchange agreement is qualified in its entirety by the text of the agreement, which is annexed hereto as Exhibit 10.1.

Private Placement Offering of Series B Stock and Warrants

On September 7, 2006, we entered into and closed a stock purchase transaction with Vision Opportunity Master Fund, Ltd., SEI Private Trust Co. FAO - The JM Smucker Co. Master Fund, and Coronado Capital Partners LP, pursuant to which we issued, for an aggregate of $6,876,800 in gross cash proceeds, to the investors, an aggregate of 2,509,782 shares of our series B convertible preferred stock, and series A, B, J, C and D warrants to purchase shares of our common stock as described below, and to Kuhns Brothers, Inc. and its designees, an aggregate of 635,822 shares of our series B convertible preferred stock, and warrants to purchase shares of our common stock as described below.

On October 20, 2006, we entered into and closed a stock purchase transaction with Vision Opportunity Master Fund, Ltd., Nite Capital LP and Ijaz Malik, pursuant to which we issued to the investors, for an aggregate of $2,404,800 in gross cash proceeds, an aggregate of 877,664 shares of our series B convertible preferred stock, at $2.74 per share, and series A, B, J, C and D warrants as described below.

The series A warrants allow their holders to purchase an aggregate of 3,854,599 shares of our common stock at $3.84 per share. The series B warrants allow their holders to purchase an aggregate of 1,693,723 shares of our common stock at $5.48 per share. The series J warrants allow their holders to purchase an aggregate of 3,083,588 shares of our common stock at $3.01 per share. The series C warrants allow their holders to purchase an aggregate of 3,083,588 shares of our common stock at $4.22 per share. The series D warrants allow their holders to purchase an aggregate of 1,541,794 shares of our common stock at $6.03 per share.

The series A and B warrants are exercisable for a term of five years. Each series J warrant is exercisable for a period of twelve (12) months following its issuance. Each series C or D warrant is only exercisable once the holder has exercised his or its series J warrant, and for the same number of shares of common stock that the holder’s series J warrant was exercised for. The terms of the series C and D warrants are for five years following the date of issuance of such series C or D warrants, as applicable. Please refer to “Recent Developments” in the section titled “Organization and Business of the Company” of this annual report for additional information regarding the private offerings of series B convertible preferred stock and the warrants.

The foregoing description of the stock purchase agreements is qualified in its entirety by the text of the agreement and amendments thereto, which are annexed hereto as Exhibits 4.1, 4.4, 4.5 and 4.6.

Registration Rights Agreements

In connection with the stock purchase agreements, we entered into registration rights agreements with the investors of the series B convertible preferred stock on September 7, 2006 (as amended on October 3, 2006) and October 20, 2006, respectively. Pursuant to these registration rights agreements, we are required to file with the SEC a "resale" registration statement on Form SB-2, providing for the resale of all share of our common stock issuable upon conversion of the series B convertible preferred stock and shares of our common stock issuable upon exercise of our warrants, and 1,314,405 shares of common stock issued upon conversion of series A convertible preferred stock issued to certain shareholders of Gas (BVI) pursuant to the share exchange transaction.

The foregoing description of the registration rights agreements is qualified in its entirety by the text of the agreements, which are annexed hereto as Exhibits 4.2 and 4.7.

Please refer to “Recent Developments” under the section titled “Organization and Business of the Company” of this annual report for additional information regarding the registration rights agreement.

Lock-Up Agreement

Simultaneously and in connection with our entry into the stock purchase agreement on September 7, 2006, we entered into a Lock-Up Agreement with the Gas (BVI) Shareholders, pursuant to which the Gas (BVI) Shareholders agreed to not transfer any of the shares of our common stock issuable upon conversion of the series A convertible preferred stock issued in the share exchange transaction described above during the period commencing on the closing date of the stock purchase agreement and expiring on the date that is the later of one year following the closing date of the stock purchase agreement or six months following the effective date of the registration statement filed by us with the SEC providing for the resale of the shares of common stock issuable upon conversion of the series A convertible preferred stock and exercise of any warrants; provided, however, that no Gas (BVI) Shareholder shall, during the twelve months following such period, sell more than one-twelfth of their total holdings of our common stock or series A convertible preferred stock during any one month.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by the text of the agreement, which is annexed hereto as Exhibit 4.3.

Placement Agent Compensation

In connection with the private financing transactions, Kuhns Brothers, Inc., received the following compensation: (i) $80,000 cash as signing fee, documentation fee and purchase fee, (ii) $120,000 cash as purchase fees in connection with the purchase by Gas (BVI) of the common stock of Dolce Ventures, Inc. from certain shareholders of Dolce pursuant to a stock purchase agreement dated as of August 24, 2006, (iii) 10% of the total cash paid for the series B convertible preferred stock and warrants, and (iv) a warrant to purchase an aggregate of 467,153 shares of our common stock at $3.84 per share. In addition, Kuhns Brothers, Inc. is to receive 10% of the proceeds of any exercise of the warrants sold to investors of the series B convertible preferred stock. Upon the closing of the private financing transactions, a non-refundable monthly retainer of $10,000 per month will be paid to Kuhns Brothers for 24 months. Dolce Ventures, Inc. was the name of our company at an earlier stage of its development. See “Organizational History of Sino Gas” in the section of this annual report titled “Description of Business.”

Consulting Agreement

Pursuant to a Consulting Agreement dated as of August 8, 2006 that we entered into with Kuhns Brothers, Inc., Kuhns Brothers is entitled to receive an aggregate of 635,822 shares of Series B Stock. Kuhns Brothers designated the following persons to receive a portion of these series B convertible preferred shares:

Name	Shares
“James” Tie Li	27,373
Sam Shoen	25,875
Paul Kuhns	5,175
Kuhns Brothers, Inc.	113,847
John Kuhns	56,925
Mary Fellows	56,925
Vision Opportunity Master Fund, Ltd.	286,120
Belmont Partners, LLC	31,791
Guzov Ofsink, LLC	31,791

Beijing Chenguang Agreement

One of the selling shareholders under the Beijing Chenguang agreement described elsewhere in this annual report, Mr. Zhou Zhi Cheng, has been our Chief Operating Officer since October 19, 2006. Mr. Zhou owned 30% of the Beijing Chenguang stock immediately prior to the signing of the Beijing Chenguang Agreement. Mr. Zhou is also a shareholder and legal representative of another selling shareholder, Beijing Chenguang Weizhong Management Technology Consulting Ltd., Co., which owned 10% of the Beijing Chenguang stock immediately prior to the signing of the agreement.

Information relating to compliance with Section 16(a) of the Exchange Act

None.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.

Unanimous Written Consent of Directors authorizing reverse stock split and name change.

3.2	Bylaws.

3.3	Specimen of Common Stock certificate.

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock.

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock.

3.6	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.

Exhibit No.	Description of Exhibit

4.1	Form of Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.

4.2	Form of Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.

4.3	Form of Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.

4.4	Form of Series A Warrant

4.5	Form of Series B Warrant

4.6	Form of Series C Warrant

4.7	Form of Series D Warrant

4.8	Form of Series J Warrant

4.9	Form of Warrant issued to Kuhns Brothers

10.1	Form of Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.

10.2	Form of Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.

10.3	Form of Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.

10.4	Form of Engagement Letter dated May 22, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.

10.5	Form of Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.

16.1	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by the Company's current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:
FISCAL 2006
Audit Fees (1)	$100,000
Audit-Related Fees	--
Tax Fees (2)	--
All Other Fees	--
Total	$100,000

(1)
Comprised of the audit of the Company's  annual  financial  statements  and  reviews of the Company's quarterly  financial  statements,  as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent  accountants must now be approved in advance by the Audit  Committee  to assure that such  services  do not impair the  accountants' independence  from the Company.  The Company  does not have an Audit  Committee; therefore,  the Board of Directors  reviews and approves  audit and  permissible non-audit  services  performed by Samuel H. Wong & Co., L.L.P., as well as the fees charged by them for such services.