Form 10KSB/A
period 2006-12-31
Sino Gas International Holdings, Inc.
filed 2007-04-23
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

( X ) ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

The table below presents information about our industrial and commercial customers for the periods indicated:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2006	2005
Hebei Zhong Gang Steel	51.78%	15.1%
Pei County Tian Ma Wu Ye	0%	10.6%
Elite (Lang Fang) Textile	0.2%	0.4%
Tang Shan Chang Sheng	9.04%	1.0%
Tang Shang Heng Tong	0%	2.4%
Total	61.02%	29.5%

Our agreement with Tang Shang Heng Tong expired in March 2006.

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

Intellectual Property

We do not hold any registered trademarks or patents.  Please refer to “We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs,” in the section titled “Risk Factors” in our registration statement filed with the SEC on October 27, 2006 for risks related to the technology we use.

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

Item 3. Legal Proceedings

To our knowledge, there is no material litigation pending or threatened against us. Please refer to “We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs” in the section titled “Risk Factors” in our registration statement filed with the SEC on October 27, 2006 for information regarding risks related to the technology we use.

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

The Corporate Actions did not become effective until the filing with, and acceptance by, the Office of the Secretary of State of Utah of an Amendment to the Company’s Articles of Incorporation (the “Amendment”) on November 17, 2006.

On October 16, 2006, the holder of the majority of our series B convertible preferred shares, Vision Opportunity Master Fund, Ltd., authorized, by written consent, the designation of some of the Company’s preferred stock as series B-1 convertible preferred shares.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol "SGAS" on the National Association of Securities Dealers’ over-the-counter Bulletin Board. There is a limited trading market for our common stock. In 2007, through March 26, the bid price for our common stock ranged from $4.99 to $5.00, according to the Web site www.otcbb.com. There has been no participation by a broker or dealer in the trading of our common stock.

As of March 23, 2007, there were 658 holders of record of our common stock.

Over the past two years, we have not declared any cash dividend on our common shares, and we have no plan to issue a cash dividend in the future.

The following table sets forth for the respective periods indicated the prices of our common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

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

Below is our corporate structure:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this annual report regarding the subsidiaries of Beijing Gas.

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

(In $ million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Net Sales	10.87	100%	10.91	100%	-0.37%
Connection Fees	7.22	66%	8.21	75%	-12.06%
Gas Sales	3.65	34%	2.70	25%	35.19%

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

($ million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Gas Sales	3.65	100%	2.7	100%	35.19%
Residential Users	0.85	23%	0.74	27%	14.86%
Industrial Users	1.98	55%	0.31	12%	538.71%
Others	0.82	22%	1.65	61%	-50.30%

Cost of sales

Cost of sales in fiscal 2006 was $ 4.39 million, an increase of $ 0.29 million, or 7%, from $4.1 million in fiscal 2005.

($ million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Cost of Sales	4.39	100%	4.1	100%	7.07%
Connection Cost	1.55	35%	1.57	38%	-1.27%
Gas Cost	2.84	65%	2.53	62%	12.25%

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

The table below details our major gas suppliers in 2006 and 2005:

Supplier	2006	2005
North China Oilfield, PetroChina	$1,910,645.87	$1,409,677.47
Hebei Natural Gas Co. Ltd	$115,593.50	$170,945.79

Gross Income

Gross income decreased slightly, from $6.81 million in 2005 to $6.48 million for 2006.

($million)	For the 12 months ended December 31,
	2006		2005		Change
	US$	%	US$	%	%
Gross Income	6.48	100%	6.81	100%	4.26%
Connection	5.67	88%	6.64	98%	-14.61%
Gas	0.81	12%	0.17	2%	376.47%

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

Cash and cash equivalents

Cash and cash equivalents were $3.64 million as of December 31, 2006, an increase of $3.07 million over our $570,000 of cash and cash equivalents one year earlier. The major source of cash was from the Company’s financing activities. The money we use for investment and working capital normally comes from our shareholders and operating earnings. The Company completed two equity financings in September and November 2006 separately, with net proceeds of $7.43 million after deducting various fees related to financing. We used $1.48 million for the acquisitions of Yuxian Jinli and Xiahuayuan Jinli, and the rest for working capital and acquisitions in 2007.

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

Accounts Receivable

Accounts Receivable as of December 31, 2006 were $6.44 million, a decrease of $1.33 million from $7.77 million one year ago. The collection period for accounts receivable in the natural gas distribution industry is usually no more than one year. Approximately 80% of accounts receivable incurred in 2005 were collected in 2006, and most of them were collected in the second half of the year, when natural gas distribution companies traditionally collect the majority of the connection fees for the distribution systems they construct.

The table below is a breakdown of our 10 largest accounts receivable as of December 31, 2006.

Shanghai Datun Energy Resources Co., Ltd	$1,509,641
Jinzhou City & Town Development & Construction Co., Ltd	639,591
Xuzhou Ganglong Real Estate Development Co., Ltd	559,232
Kailuan(Group) Weizhou Coal Mining Co., Ltd	532,139
Hebei Zhong Gang Steel Co., Ltd	440,586
1st Machinery Works of North China Petroleum	383,754
Beijing Kailong Real Estate Development Co., Ltd	299,328
Beijing Xincheng Real Estate Development Co., Ltd	282,604
Pei Xian Zheng Yuan Construction Engineering Co.	258,906
Beijing Hong Ji Co., Ltd	227,754

$5,133,535

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

Item 7. Financial Statements

Our financial statements appear toward the end of this annual report beginning on page F-1.

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

None.

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
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock(1)	Common Stock(2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

GAS (BVI)		238,371			1.62%

Eloten Group Ltd.		6,632,460			44.40%
Leading King Investment Limited		5,474,300			36.65%
Vision Opportunity Master Fund, Ltd.	3,205,829	14,229,910		79.68%	49.20%

Directors and Executive Officers
Liu Yu Chuan		6,632,460	(5)(6)		45.14%
Sun Quan Dong		5,474,300	(7)(8)		37.26%
Zhong Zhi Min		400,113	(3)		2.72%
Zhou Zhi Cheng		-
Bian Shu Kui		176,850	(3)		1.20%
Chen Fang		66,693	(3)		0.45%
Chen Wei Guo		-	(3)		-
John Kuhns		808,697	(4)	4.24%	4.16%

All Directors and Executive Officers		13,559,114		4.24%	87.33%

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

Information relating to compliance with Section 16(a) of the Exchange Act

None.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.*

3.2	Bylaws.*

3.3	Specimen of Common Stock certificate.*

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock.*

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

3.6	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

4.1	Form of Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.*

4.2	Form of Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.*

4.3	Form of Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.*

4.4	Form of Series A Warrant*

4.5	Form of Series B Warrant*

4.6	Form of Series C Warrant*

4.7	Form of Series D Warrant*

4.8	Form of Series J Warrant*

4.9	Form of Warrant issued to Kuhns Brothers*

Exhibit No.	Description of Exhibit

10.1	Form of Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.*

10.2	Form of Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.*

10.3	Form of Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.*

10.4	Form of Engagement Letter dated May 22, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.*

10.5	Form of Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.*

16.1	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.*

16.2	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.*

21.1	List of Subsidiaries

23.1	Consent of Samuel H. Wong & Co., LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 30, 2007	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director

Date: March 30, 2007	/s/ John D. Kuhns
John D. Kuhns
Director

Date: March 30, 2007	/s/ Chen Fang
Chen Fang
Director and Chief Financial Officer

Date: March 30, 2007	/s/ Chen Guo Wei
Chen Guo Wei
Director

Date: March 30, 2007	/s/ Sun Quan Dong
Sun Quan Dong
Director

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Sino Gas International Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 30, 2007	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005
Assets

Current assets
Cash and cash equivalents		$3,638,673	$571,194
Pledged bank deposits	3	3,124,541	-
Notes receivable		477,390	-
Accounts receivable	4	6,534,740	7,770,168
Advances to suppliers		68,309	372,442
Prepaid expenses		141,878	12,097
Other receivables	5	1,263,800	437,922

Total current assets		$15,249,331	$9,163,823

Long term assets
Investments in equity securities		$2,939,029	$2,443,378
Plant and equipment, net	6	10,608,530	3,200,682
Construction of pipelines in progress		4,628,076	3,071,497
Intangible assets	7	457,830	437,265

Total long term assets		$18,633,465	$9,152,822

Total Assets		$33,882,796	$18,316,645

Liabilities and Shareholders’ Equities

Current liabilities
Short-term bank loans	8	$2,430,445	$-
Accounts payable		3,891,388	3,090,870
Other payables	9	1,790,500	2,264,965
Unearned revenue		37,760	133,035
Accrued liabilities		325,922	201,384

Total current liabilities		$8,476,015	$5,690,254

Total Liabilities		$8,476,015	$5,690,254

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005

Stockholders’ Equity
Preferred stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	$-	$-
Preferred stock B US$0.001 par value; 5,000,000 authorized; 4,023,268 and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	4,023	-
Common stock US$0.001 par value; 250,000,000 authorized; 14,692,647 and 14,361,646 issued and outstanding as of December 31, 2006 and 2005 respectively	10	14,693	14,362
Additional paid-in-capital		12,069,176	4,812,650
Statutory reserves		2,025,022	1,219,720
Retained earnings		10,469,571	6,311,794
Accumulated other comprehensive
Income		824,296	267,865

		$25,406,781	$12,626,391

Total Liabilities and Stockholders’ Equity		$33,882,796	$18,316,645

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005

Net revenues	13	$10,870,718	$10,907,289
Cost of revenues		(4,389,142)	(4,132,391)

Gross profit		$6,481,576	$6,774,898

Operating expenses
Selling and marketing expenses		(95,779)	(99,768)
General and administrative expenses		(1,155,849)	(874,181)

Income from continuing operations		$5,229,948	$5,800,949

Finance costs, net	11	(78,237)	(2,486)
Other income		438,186	437,750
Other expenses		(856)	(1,865)

Income before taxation		$5,589,041	$6,234,348
Income tax	12	(423,284)	(531,915)

Net income		$5,165,757	$5,702,433

Net income per share,
Basic	$0.36	$0.40
Diluted	0.32	0.40

Weighted average shares outstanding of common stock,
Basic	14,471,980	14,361,646
Diluted	16,085,778	14,361,646

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
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

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
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

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sino Gas International Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. On April 5, 1984, the Company changed its name to American Arms, Inc. and commenced the manufacture and sale of weapons and laser sights. On April 12, 1988, the Company changed its name to American Industries, Inc., as the Company was no longer engaged in the manufacturing and sale of weapons and laser sights. American Industries, Inc. was in the business of providing room safes for hotel rooms.

On February 19, 2002, the Company formed a subsidiary corporation named Pegasus Tel, Inc. under the laws of the State of Delaware to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. merged with Pegasus Communications, Inc., a New York corporation, with Pegasus Tel, Inc. as the surviving entity. On January 14, 2002, the Company purchased payphone assets consisting of 29 payphones and associated equipment from the Margaretville Telephone Company for $11,600.00. On May 21, 2002, the Company changed its name to Dolce Ventures, Inc.

On September 7, 2006, the Company consummated a share exchange transaction with the shareholders of Gas Investment China Co., Ltd (“Gas (BVI)”), whereby the Company exchanged 14,361,646 shares of its series A convertible preferred stock, par value $0.001 per share (which have been automatically converted into Common Stock on November 17, 2006) for all of the issued and outstanding stock of Gas (BVI) held by the shareholders of Gas (BVI). As a result of the share exchange transaction, Gas (BVI) became the wholly-owned subsidiary of the Company, and Beijing Zhong Ran Wei Ye Gas Co. Ltd. (“Beijing Gas”), a wholly owned subsidiary of Gas (BVI), became a indirectly wholly-owned subsidiary of the Company. In addition, as a result of the share exchange transaction, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act and is now engaged in the development of natural gas distribution systems and the distribution and supply of natural gas in the PRC.

On November 17, 2006, the Company changed its name to Sino Gas International Holdings, Inc., announced its new trading symbol, “SGAS,” and effected a 304.44-for-1 reverse stock split.

The Company consummated two private financing transactions on September 7, 2006 and October 20, 2006, respectively, in which it issued an aggregate of 4,023,268 shares of its series B convertible preferred stock, and warrants to purchase an aggregate of 13,257,293 shares of its common stock, in exchange for $9,281,600 gross cash proceeds. The two private financing transactions were consummated on substantially the same terms and conditions. The share exchange transaction and the Company’s private financing transactions are collectively referred to hereafter as the “reverse merger transaction”.

As a result of the consummation of the reverse merger transaction, the Company is now engaged in the development of natural gas distribution systems in small- and medium-sized cities in the PRC, as well as the distribution of natural gas to residential, commercial and industrial customers in the PRC, through its indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. The Company still own Pegasus Tel, but plans to spin it off in the form of a dividend to its shareholders of record as of August 30, 2006.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONT’D)

The Company owns and operates 23 natural gas distribution systems serving approximately 63,000 residential and eight commercial and industrial customers. The Company’s facilities include approximately 700 kilometers of pipeline and delivery networks with a designed daily capacity of approximately 70,000 cubic meters of natural gas.

Basis of Presentation

The share exchange transaction on September 7, 2006 has been accounted for as a capital-raising transaction of the Company whereby the historical financial statements and operations of GAS(BVI) are consolidated using historical carrying amounts. The 331,001 shares of the Company outstanding prior to the stock exchange transaction were accounted for at the net book value at the time of the transaction. The accompanying consolidated financial statements reflect the capital-raising transaction of the Company as if the transaction occurred as of the beginning of the first period presented.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with U.S. GAAP.

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

Intangible assets, are stated at cost less amortization and accumulated impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Land use rights	40 - 50 years
Franchises	30 years
Other intangibles	3 years

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(L)	Construction of pipelines in progress

Construction of pipelines in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to gas pipelines of fixed assets when they are put in service. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Company’s principal businesses. The Company builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees revenue from these customers. As at December 31, 2006, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity. Capital commitments in respect of these projects amounted to approximately $5 million at December 31, 2006.

(M)	Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

(N)	Financial Instruments

The carrying amounts of all financial instruments are equal to the approximate fair value. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are approximately equivalent to the fair value of these short-term nature of tems. The carrying amounts of borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

	2006	2005
Year end RMB : US$ exchange rate	7.8175	8.0734
Average yearly RMB : US$ exchange rate	7.9819	8.2033

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(P)	Revenue Recognition

Revenue is recognized when services have been rendered to the customer when a formal arrangement exists whereupon, the price is fixed or determinable, and delivery is completed, as well as collectibility is reasonably assured. Payments received before all relevant criteria are recognized, are recorded as unearned revenue.

Net sales consist of gas and connection fee revenue, whereas cost of sales consists of gas and connection cost. Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion can be measured reliably. Sales of natural gas are recognized when goods have been delivered and title has passed.

(Q)	Other Income

Other income represents the Company’s share of post- acquisition results of its investment in equity securities for the year.

(R)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable income and uses the flow through method to account for tax credits, which are reflected as a reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

Income tax liabilities computed according to the United States and the People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China, the taxation of these entities can be summarized as follows:

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

The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on graduated rates in the range of:

	Taxable Income
Rate	Over	But not over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	0

The Company, after a reverse-merger on September 7, 2006, revived to be an active business enterprise because of the operations of its subsidiaries in China. Based on the consolidated net income of 2006, the Company shall be taxed at the 34% tax rate. Please refer to Note 12 for provision of United States and PRC Income Taxes.

(S)	Advertising

The Company expensed all advertising costs as incurred.

(T)	Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

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

The Company has appropriated $805,302 as reserve for the statutory surplus reserve and welfare fund for the year ended December 31, 2006.

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

(X)	Comprehensive Income

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(Y)	Recent Accounting Pronouncements

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

3.	PLEDGE BANK DEPOSITS

Pledged bank deposits are restricted cash with bank for general banking facilities.

4.	ACCOUNTS RECEIVABLE

The followings are the largest ten accounts receivable as at December 31 2006

Shanghai Datun Energy Resources Co., Ltd	$1,509,641
Jinzhou City & Town Development & Construction Co.,Ltd	639,591
Xuzhou Ganglong Real Estate Development Co.,Ltd	559,232
Kailuan(Group) Weizhou Coal Mining Co.,Ltd	532,139
Hebei Zhong Gang Steel Co., Ltd	440,586
1st Machinery Works of North China Petroleum	383,754
Beijing Kailong Real Estate Development Co.,Ltd	299,328
Beijing Xincheng Real Estate Development Co.,Ltd	282,604
Pei Xian Zheng Yuan Construction Engineering Co	258,906
Beijing Hong Ji Co., Ltd	227,754

$5,133,535

All of the above accounts receivable are due within one year of aging.

5.	OTHER RECEIVABLES

Other receivables at December 31, consist of the following:

	2006	2005

Deposit paid	$543,013	$104,483
Amounts due from employees	86,464	188,715
Amounts due from shareholders	-	22,004
Sundry receivables	634,323	122,720

	$1,263,800	$437,922

Amounts due from employees are advances for business traveling and purchases of consumables. All the amounts due from employees/shareholders are unsecured, interest free, and without fixed repayment terms.

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

The Company operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Company and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

8.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	2006	2005
Loans from Shen Zhen Development Bank Co., Ltd,
interest rate at 5.022% per annum
Due May 22, 2007	$2,430,445	$-

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

10.	CAPITAL STOCK (CONT’D)

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

	2006	2005

Income before taxation	$5,122,453	$6,234,348

Provision for income taxes at PRC income tax rate	1,690,409	2,057,335
Effect of tax exemption granted to the Company	(1,267,125)	(1,525,420)

U.S. Income Tax Provision	-	-

Income tax	$423,284	$531,915

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

13.	BUSINESS SEGMENT

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

At December 31, 2006, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

	2006	2005
Land and Buildings
Not later than one year	$61,401	$59,455
Later than one year and not later than five years	245,603	237,818
After five years	521,906	505,363

	$828,910	$802,636

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

15.	CONTINGENT LIABILITIES

The Company had contingent liabilities at December 31, 2006 of $268,628 (¥ 2,100,000) in respect of Notes Receivable discounted.

16.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

Sales to Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd (Zhongran Xiangke), an investee for which the equity method is used, for the years 2006 and 2005 were $334,326 and $1,088,990 respectively. These sales transactions have been eliminated upon consolidation. The amounts receivable from Zhongran Xiangke for the years 2006 and 2005 were nil and $177,401 respectively. Also, included in the other payables are payables to Zhongran Xiangke for the years 2006 and 2005 were $101,592 and $135,792 respectively.

Sales to Beijing Zhongyou Xiangke Oil Gas Technology Co. Ltd (Zhongyou Xiangke), an investee of Zhongran Xiangke, for the years 2006 and 2005 were nil and $64,205 respectively. These sales transactions have been eliminated upon consolidation. The amounts receivable from Zhongyou Xiangke for the years 2006 and 2005 were $2,130 and $13,392 respectively.

17.	SUBSEQUENT EVENTS

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

Pursuant to the agreement, Beijing Gas has agreed to acquire 100% of the capital stock of Beijing Chenguang on or about February 12, 2007. The PRC legal procedures which are required to complete the transaction have not been completed, and consequently only a portion of the purchase price has been paid.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

17.	SUBSEQUENT EVENTS (CONT’D)

One of the selling shareholders under the Beijing Chenguang agreement, Mr. Zhou Zhi Cheng, has been the Chief Operating Officer of the Company since October 19, 2006. Mr. Zhou owned 30% of the Beijing Chenguang stock immediately prior to the signing of the Beijing Chenguang agreement. Mr. Zhou is also a shareholder and legal representative of another selling shareholder, Beijing Chenguang Weizhong Management Technology Consulting Co., Ltd. which owned 10% of the Beijing Chenguang stock immediately prior to the signing of the agreement.

On February 28, 2007, the Company disposed of Anping Weiye Gas Co., Ltd in the amount of RMB 33,000,000.