Form 10QSB
period 2007-03-31
Sino Gas International Holdings, Inc.
filed 2007-05-16
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Utah	32-0028823
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

The Farmhouse 558 Lime Rock Road Lime Rock, Connecticut 06039
(Address of principal executive offices)

(860) 435-7000
Issuer’s telephone number

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 14, 2007, the Company had 14,920,346 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Table of Contents

PART I. - FINANCIAL INFORMATION

Item 1.
Financial Statements	1
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.
Controls and Procedures	28

PART II. - OTHER INFORMATION

Item 6.
Exhibits	28

Signatures	29

i

PART I

Item 1.  Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC.
REVIEWED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

ii

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying interim balance sheet of Sino Gas International Holdings, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of income, retained earnings, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
May 7, 2007	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND 2006
(Stated in US Dollars)
	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents		$2,345,164	$937,436
Notes receivable		64,592	-
Accounts receivable		5,529,115	5,898,898
Advances to suppliers		572,455	364,131
Prepaid expenses		99,378	24,790
Other receivables	4	1,910,158	704,623

Total current assets		$10,520,862	$7,929,878

Long term assets
Investments in equity securities	5	3,310,647	2,454,994
Plant and equipment, net	7	13,890,374	3,219,033
Construction in progress		5,973,513	3,206,343
Intangible assets	6	630,040	432,072
Goodwill	3	875,754	-

TOTAL ASSETS		$35,201,190	$17,242,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,744,612	$2,979,506
Other payables	8	657,999	1,392,388
Unearned revenue		16,879	175,093
Accrued liabilities		3,083,235	87,423
Acquisition payable	3	1,937,759	-

Total current liabilities		$9,440,484	$4,634,410

TOTAL LIABILITIES		$9,440,484	$4,634,410

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2007 AND 2006
(Stated in US Dollars)

	Notes	2007	2006

Minority interest		64,592	-

STOCKHOLDERS’ EQUITY
Preferred stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of March 31, 2007 and 2006 respectively		-	-

Preferred stock B US$0.001 par value; 5,000,000 authorized; 3,795,571 and nil issued and outstanding as of March 31, 2007 and 2006 respectively		$3,796	$-
Common stock US$0.001 par value; 250,000,000 authorized; 14,920,344 and 14,361,646 issued and outstanding as of March 31, 2007 and 2006 respectively		14,920	14,362

Additional paid-in-capital		12,069,176	4,812,650
Statutory reserves		2,025,022	1,219,720
Retained earnings		10,584,954	6,321,886
Accumulated other comprehensive
income		998,246	239,292

		$25,696,114	$12,607,910

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$35,201,190	$17,242,320

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

		2007	2006
	Notes

Net revenues	11	$2,438,227	$655,092
Cost of revenues		(1,837,630)	(517,183)

Gross profit		600,597	137,909

Operating expenses
Selling and marketing expenses		(56,198)	(10,154)
General and administrative expenses		(441,374)	(116,579)

Income from continuing operations		$103,025	11,176

Finance costs, net	9	(5,370)	(86)
Other income		36,088	-
Other expenses		(1,495)	-

Income before taxation		$132,248	$11,090
Income tax	10	(16,865)	(998)

Net income		$115,383	$10,092

Net income per share,
Basic	$0.008	$0.001
Diluted	0.004	0.001

Weighted average shares outstanding of common
stock,
Basic	14,730,597	14,361,646
Diluted	28,724,652	14,361,646

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

	Preferred Shares	Stock B Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Statutory Reserves	Retained Earnings	Accumulated Other comprehensive Income	Total

Balance, January 1, 2006	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net income							10,092		10,092
Foreign currency translation
adjustment								(28,573)	(28,573)

Balance, March 31, 2006	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,321,886	239,292	12,607,910

Balance, January 1, 2007	4,023,268	$4,023	14,692,647	$14,693	12,069,176	2,025,022	10,469,571	824,296	25,406,780
Net income							115,383		115,383
Stock conversion	(227,697)	(227)	227,697	227
Foreign currency translation
adjustment								173,950	173,950

Balance, March 31, 2007	3,795,571	$3,796	14,920,344	$14,920	12,069,176	2,025,022	10,584,954	998,246	25,696,114

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$115,383	$10,092

Depreciation and amortization	38,844	32,966
Equity in investments	(371,618)	5,534
Decrease in accounts and other receivables	310,419	1,600,187
Increase/(decrease) in accounts and other payables	3,023,295	(1,055,844)
Net cash provided by operating activities	$3,487,941	$592,935

Cash flows from investing activities
Purchase of plant and equipment	(3,320,688)	(51,317)
Pledge deposits	3,124,541	-
Payment for the construction in progress	(1,345,436)	(151,996)
Purchase of intangible assets	(172,210)	5,193
Acquisition of subsidiaries	(930,801)	-
Net cash used in investing activities	$(2,644,594)	$(198,120)

Cash flows from financing activities
Repayment of bank borrowings	(2,430,445)	-
Net cash used in financing activities	$(2,430,445)	$-

Net in cash and cash equivalents sourced/(used)	(1,587,098)	394,815
Effect of foreign currency translation on cash and
cash equivalents	293,589	(28,573)
Cash and cash equivalents - beginning of year	3,638,673	571,194
Cash and cash equivalents - end of year	$2,345,164	$937,436

Supplementary cash flow information:
Interest received	$94,653	$240
Interest paid	43,617	326
Income tax paid	16,865	998

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Sino Gas International Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. The Company changed its name to American Arms, Inc. on April 5, 1984, and then changed its name to Dolce Ventures, Inc. on May 21, 2002, and ultimate changed its name to Sino Gas International Holdings, Inc. on November 17, 2006. The Company is a natural gas services operator, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(b) Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2007 and 2006 (whichever applicable 2006).

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

	The British
GAS Investment China Co., Ltd.	Virgin Islands	6/19/2003	100	100	USD 10,000,000

	The British
Sino Gas Construction Limited	Virgin Islands	1/9/2007	100	100	USD 50,000

Pegasus Tel, Inc.	Delaware, U.S.A.	2/19/2002	100	100	USD 1,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 94,448,517

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Anping Weiye Gas Co., Ltd	PRC	8/4/2005	100	95	RMB 5,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Development Region Weiye
Dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(d)	Principles of Consolidation (Cont’d)

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Cheng'an County Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Xinji County Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Tianjin Chenguang Gas Co., Ltd	PRC	3/7/2006	90	90	RMB 2,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts and Other Receivable

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

During the reporting periods, there was no impairment loss.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

(l) Construction in progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As at March 31, 2007, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity. Capital commitments in respect of these projects amounted to approximately $4 million at March 31, 2007.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

	2007	2006
Months end RMB : US$ exchange rate	7.7409	8.0352
Average monthly RMB : US$ exchange rate	7.7714	8.0558

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

Net sales consist of gas and connection fee revenue. Cost of sales includes gas and connection cost.

Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

Sales of natural gas are recognized when goods are delivered and title has passed.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(q) Other Income

Other income represents the Group’s share of post- acquisition results of its investment in equity securities for the year.

(r) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2007, there was no significant book to tax differences.

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

(s) Advertising

The Group expensed all advertising costs as incurred

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

3. ACQUISITION

On January 15, 2007, Beijing Gas entered into a stock transfer agreement with the shareholders of Beijing Chenguang Gas Ltd., Co., a limited liability company organized under the laws of the PRC, under which Beijing Gas will acquire all the capital stock of Beijing Chenguang for a purchase price of RMB 26 million (or approximately $3,358,782) in cash. Upon consummation of the transactions contemplated by that agreement, Beijing Chenguang will become a wholly-owned subsidiary of Beijing Gas.

As at March 31, 2007, the Company paid $1,421,023 for the acquisition, and the $1,937,759 remains as acquisition payable.

The following table depicts total assets acquired and liabilities assumed from the above-mentioned subsidiaries at fair values. The Purchase Price was $3,358,782, which was more than the Net Assets acquired of $2,483,028 by $875,754. This differential represents Goodwill, which was accounted for according to generally accepted accounting principles in the United States as addressed below.

Cash	$489,448
Other current assets	929,104
Property and equipment	2,592,788
Other assets	734,902

Total assets acquired	$4,746,242
Current liabilities	(2,263,214)

Net assets acquired	$2,483,028
Goodwill	875,754

Acquisition price	$3,358,782

4. OTHER RECEIVABLES

Other receivables at March 31, consist of the following:

	2007	2006
Deposit paid	$1,625,672	$10,043
Amounts due from employees	55,807	25,489
Sundry receivables	228,679	669,091
	$1,910,158	$704,623

Amounts due from employees are advances for business traveling and purchases of materials. All the amounts due from employees/shareholders are unsecured, interest free, and without fixed repayment terms.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

5. INVESTMENT IN EQUITY SECURITIES

	2007	2006

As at January 1, at Cost	$2,939,029	$2,443,378
Changes due to foreign currency translation	371,618	11,616

As at March 31, 2007	$3,310,647	$2,454,994

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31:

	2007	2006
At Cost
Land use rights	$121,445	$110,110
Franchises	355,256	325,685
Other intangibles	169,676	373

	646,377	436,168
Less: Accumulated amortization	(16,337)	(4,096)

	$630,040	$432,072

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

7. PLANT AND EQUIPMENT, NET

Plant and Equipment consist of the following as of March 31:

	2007	2006
At Cost
Gas Pipelines	$8,524,074	$2,837,692
Motor Vehicles	3,337,767	99,376
Machinery & Equipment	263,930	253,536
Buildings	2,317,912	86,952
Leasehold Improvements	48,014	46,036
Office Equipment	109,536	41,607

	$14,601,233	$3,365,199

Less: Accumulated depreciation	710,859	146,166

	$13,890,374	$3,219,033

8. OTHER PAYABLES

Other payables at March 31, 2006 and 2007 consist of the following:

	2007	2006

Employees’ welfare payables	$3,023	$-
Loan from an unrelated company - Qian Shi Li	-	681,250
Loan from an unrelated company - Shi Yi Long Da	-	500,409
Loan from an unrelated company - Tianjin Changlin	581,328	-
Sundry payables	73,648	210,729

	$657,999	$1,392,388

All the amounts due to employees are unsecured, interest free, and without fixed repayment terms. Loan from Shenzhen Shi Yi Long Da Co., Ltd (Shi Yi Long Da) is unsecured, interest at 6% per annum and due October 2006. This money was paid in October 2006. Loan from Beijing Qian Shi Li Technology Development Co., Ltd. (Qian Shi Li) and Tianjin Changlin Gas Co. Ltd. (Tianjin Changlin) are unsecured, interest free, and without fixed repayment terms.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

9. FINANCE COSTS, NET

Details of finance costs are summarized as follows:

	2007	2006

Total interest cost incurred	$43,617	$326
Interest income	(94,653)	(240)
Other	56,406	-

	$5,370	$86

10. INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, in accordance with the relevant taxation laws in the PRC, the Group is eligible for tax concessions and was exempted from part of the PRC income taxes for the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the three months ended March 31,

	2007	2006

Income before taxation	$132,248	$11,090

Provision for income taxes at PRC income tax rate	43,642	3,660
Effect of tax exemption granted to the Group	(26,777)	(2,662)

Income tax	$16,865	$998

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Stated in US Dollars)

11. BUSINESS SEGMENT

The Company has contracted with customers usually in two business segments altogether, one is for the construction and installation of gas facilities and another one is the subsequent sales of gas to customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue and are distinctive from each other for the relevant cost-and-revenue; hence separate calculation and subsequent payment of fees for respective business is without any interdependence on each other.

For management purposes, the company is currently organized into two major operating divisions - gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

	Gas pipeline	Sales of
2007	construction	piped gas	Consolidated

Turnover	$615,336	1,822,891	2,438,227
Cost of sales	(124,218)	(1,713,412)	(1,837,630)

Segment result	$491,118	109,479	600,597

	Gas pipeline	Sales of
2006	construction	piped gas	Consolidated

Turnover	$117,971	537,121	655,092
Cost of sales	(19,989)	(497,194)	(517,183)

Segment result	$97,982	39,927	137,909

Since the Company's operations are conducted in the PRC, all revenue is derived from customers in PRC. No analysis of sales and assets by geographical market is presented because all of the Company’s assets are located in the PRC and sales of piped gas and gas pipeline construction are carried out in PRC,

Item 2.   Management’s Discussion and Analysis

RESULTS OF OPERATIONS

Three month periods ended March 31, 2007 and 2006

Overview

	For the 3 months ended March 31,
	2007	2006	Change
	US$	US$	%
Net Sales	2,438,227	655,092	272.20%
Gross Profit	600,597	137,909	335.5%
Operating Income	103,025	11,176	821.84%
Net Income	115,383	10,092	1043%
Gross Margin	21.72%	21.05%	0.67%
Net Margin	4.73%	1.54%	3.19%

In the first three months of 2007, we gained roughly 2,250 new household users. Half of these users were located in markets in which we had previously-existing operations, and about half were from new cities in which we acquired operations through our acquisition of Beijing Chenguang Gas Co., Ltd., which took place on January 15, 2007. We continue to follow our growth strategy of improving the penetration rate in cities where we have already established operations while developing new markets through acquisitions and self build-outs.

Boosted by the strong growth in net sales, net income increased more than 10 times from $10,092 in the first three months of 2006 to $115,383 for the first three months of 2007.

Gross margin and net profit margin were lower in the first quarter of 2007 than our prior levels. The modest margins this quarter can be attributed to the larger percentage of gas sales in total net sales, the margin of which is lower than that of gas connections, our other major source of operating revenue. The reduced margins are also due to our increased Selling, General and Administrative expenses as a percentage of net revenues described below. We expect that both gross margin and net profit margin will increase in the third and fourth quarters of this year, when we typically recognize most of our connection fees for construction completed before the end of the year.

Net Sales

( $ thousand)	For the 3 months ended March 31
	2007		2006		Change
	US$	%	US$	%	%
Net Sales	2,438	100%	655	100%	272.25%
Connection Fees	615	25%	118	18%	421.19%
Gas Sales	1,823	75%	537	82%	239.46%

Net sales, which consist of connection fees and gas sales, in the first three months of 2007 were $2,438,227, as compared with $665,092 in the same period one year ago.

Net Sales were $2,438,227 in the first quarter of 2007, 272% higher than the first quarter of 2006, when net sales were $655,092. The substantial increase was driven by connections of 2,250 new households and gas sales of 6.22 million cubic meters, as compared with connections of 460 new households and gas sales of 2.37 million cubic meters in the first three months of 2006.

Connection fees

Connection fees were $615,336 in the first quarter of 2007, accounting for 25% of total sales. That was an increase of more than 420% from the $117,971 in the same period one year ago. This increase was due primarily to the 2,250 new household users we gained in the first quarter, as described above. About half of these users came to us through our recently-acquired subsidiary Beijing Chenguang, and about half through older subsidiaries, especially Zhongran Weiye.

Another reason for the increase in connection fees is that because of acquisitions and organic expansion, we had nearly twice as many operating locations in the first quarter of 2007 (twenty-four) as in the first quarter of 2006 (thirteen). As these operating locations develop, they can generate connection fees. Because our operating subsidiaries continue to actively pursue connection and supply contracts with property developers, we believe that the trend of increasing connection fees will continue.

All of our connection fees realized in the first quarter of 2007 were from residential users. We developed a total of 2,250 new household users during the period, including 1,150 household users in markets in which we already operated and 1,100 household users from the markets obtained through the acquisition of Beijing Chenguang Gas. The average connect fee per household is $273.

Due to seasonality effects, the first quarter is usually a weak season for gas distribution companies in China in terms of recognition of revenue from connection fees. Construction projects are stopped because of cold weather and the Chinese New Year holiday. New construction projects are begun only in the latter part of the quarter, and only a small portion of connection fees are achieved in this quarter.

To connect new residential users, we usually sign connection agreements with property developers, who represent the resident users living in the residential area. Below are the top five residential projects we have in the first quarter in terms of connection fees.

Residential Projects	Connected Households	Connection fees(1,000)

Jinshi Huayuan Project	600	154.4
Jinzhou Xisanzhuang Project	370	72
China Coal Geology Bureau 147 Branch, Datun, Peixian	200	54.1
Longquan Huayuan Project	220	52.6
Beijing Xingang Zhuangyuan Project	220	51.5

Gas sales

We sold 6.22 million cubic meters gas in the first three months of 2007, generating gas sales of $1.8 million and accounting for 75% of total revenues during the period. In comparison, we sold 2.37 million cubic meters gas in the first three months of 2006, resulting in gas sales of $537,000. Gas sales increased roughly 240%, or $1,285.8 thousand, in the first quarter of 2007 from one year ago. The increase in gas sales is due primarily to our acquisition of Beijing Chenguang as a subsidiary. Beijing Chenguang accounted for 3.75 million cubic meters of gas sold during the first quarter of 2007, and our subsidiary Zhongran Wei Ye accounted for 2.47 million cubic meters in the same period. The average price of gas sold in the first quarter of 2007 was $0.33 per cubic meter.

Below is the customer group breakdown of our gas sales:

($ thousand)	For the 3 months ended March 31
	2007		2006
Gas Sales	US$	%	US$	%
Industrial users	$441.60	24%	$327.30	61%
Residential users	461.5	25%	25.5	5%
Others	919.8	50%	184.3	34%
Total	$1,822.90	100%	$537.10	100%

Our major industrial users are Hebei Zhonggang Co., Ltd and Tangshan Changsheng Ceramic Co., Ltd. Daily gas usage by Hebei Zhonggang is close to 15,000 cubic meters. We sold 1.3 million cubic meters of gas to Hebei Zhongguang in the first quarter at unit price of $0.30 per cubic meter. Revenues from gas sales to Hebei Zhongguang in the first three months were $393,000.

In comparison, Hebei Zhonggang consumed one million cubic meter gas in the same period last year. Revenues from Hebei Zhonggang at that period were $265,000. The reason for the increase of gas consumption by Hebei Zhonggang is that the company increased its production. That company’s average daily usage is still far below its designed capability of 30,000 cubic meters per day. We expect the gas usage by Hebei Zhonggang will continue to grow in the future.

Tanghshan Changsheng consumed 161,200 cubic meters of gas in the first quarter of 2007. Revenues from gas sales to Tangshan Changsheng were $48,600 during that period. In comparision, Tangshan Changsheng used 155,500 cubic meters of gas in the first quarter of 2006. This industrial project contributed $45,600 thousand to our total revenues of first three months of 2006.

Cost of sales

($ thousands)	For the 3 months ended March 31,
	2007		2006		Change
	US$	%	US$	%	%
Cost of Sales	1,837	100%	517	100%	255.18%
Connection Cost	124	6.8%	20	3.9%	521.0%
Gas Cost	1,713	93.3%	497	96.1%	258.8%

Our cost of sales is composed of connection cost and gas cost. Connection cost is composed of the following cost items: gas meters, in-building pipelines, installation and maintenance.

As no industrial users were developed in the first quarter, all our connection cost was the cost of connecting residential users. Connection cost was $124,000, accounting for 6.8% of total cost, for the three months ended March 31, 2007. Connection cost increased more than five times from the same period one year ago.

Gas cost is composed of the purchase price of gas, transportation cost and depreciation of transportation vehicles. Gas cost has been largely unchanged during the past twelve months. The purchase price of gas, which is regulated by the government, remained at $0.21 per cubic meter. Transportation was handled by Langfang Dangerous Goods Transportation Co., Ltd, one of our subsidiaries specializing in transportation of natural gas. Overall transportation cost and depreciation of transportation vehicles increased, but the unit cost of transportation and depreciation remained stable with the increase of gas supplied.

Gas cost was $1.7 million for the three months ended March 31, 2007, accounting for 93.3% of total cost, in correspondence with the large percentage of gas sales in our total sales, compared with $497,000 in the first quarter of 2006.

Our major gas supplier is the Petro China North China Oilfield Fourth Extraction Plant (Petro China). We signed a 10-year natural gas purchase agreement with Petro China in 2003 to purchase up to 10 million cubic meters gas per year. For the three months ended March 31, 2007, Petro China supplied 3.39 million cubic meter gas at an average price of $0.21 per cubic meter in the first quarter.

We also purchased gas, through the newly-acquired Beijing Chenguang, from the following three major gas suppliers:

Huayou Lianhe Gas 1.57 million cubic meters
Yongqing Huayou Gas 1.02 million cubic meters
Fuhua Dadi Gas 0.64 million cubic meter

Gross Income

( $ thousand)	For the 3 months ended March 31,
	2007		2006		Change
	US$	%	US$	%	%
Gross Income	601	100%	137.8	100%	336.14%
Connection Fees	490.8	82%	98	71%	400.82%
Gas Sales	110	18%	39.8	29%	175.88%

Gross Income for the first quarter was $601,000, representing an increase of 336.14% over gross income of 137,800 for the first quarter or 2006. The increase is primarily due to the increase in residential connection fees and gas sales described above.

Gross profit margin for connection fees was around 80% in the first three months in 2007, largely unchanged from the 80% of one year ago. That is in line with the margin levels we have seen in the company’s past performance. Gross profit margin for gas sales was around 6% for the first three months in 2007, slightly lower than 7% one year ago. Our total gross margin in the first quarter was 25%, as compared with 21% one year ago.

General, Selling & Administrative Expenses

We incurred general, selling and administrative expenses in the first quarter of 2007 in the creation of one indirect subsidiary through our pre-existing subsidiary Zhongran Weiye Gas Co., Ltd., and three new subsidiaries through our pre-existing subsidiary Beijing Chenguang Gas Co., Ltd. As of March 31, 2007, we have own a total of 24 directly- or indirectly-owned subsidiaries, as compared to 13 subsidiaries in as of March 31, 2006. The related expansion of our business has led to a sharp increase in our General, Selling & Administrative Expenses. We have also incurred expenses in investigating the possibility of new acquisitions in small and medium-sized cities in China, in accordance with our growth strategy.

Selling and marketing expenses were $56,198 for the first quarter of 2007, an increase of more than 450% from $10,154 in the same period in 2006, due to the development of the four new subsidiary projects described above.

General and administrative expenses increased 279% to $441,374 in the first quarter of 2007, from $116,579 in the first quarter of 2006. As a result of our business growth, salary and social benefits expenses doubled from around $40,000 in the first quarter of 2006 to around $80,000 in the first quarter of 2007. Employees almost tripled as of the end of March 2007 as compared the same time one year ago, to 308. Depreciation of fixed assets increased nearly $6,000 to $38,844, due primarily to the acquisition of assets of Beijing Chengguang and the development of new projects described above. Our new projects from this quarter have not yet begun to generate fees.

Other income

Other income was $36,088 for the first three months in 2007, as a result of our 40% ownership in Beijing Zhongran Xiangke Oil & Gas Tech Co., Ltd. No income from investment in Beijing Zhongran Xiangke Oil & Gas Tech Co., Ltd was recorded in the first quarter of 2006, as we began to record income from the Zhongran Xiangke only at the end of the year.

Net Income

Net income was $115,383 for the three months ended March 31, 2007, an increase of more than 1,000 percent from $10,092 for the same period last year, due to the increase in connection revenues and gas sales described above, as well as an increase in net profit margin.

Net profit margin in the first quarter of 2007 was 4.73%, compared with 1.54% in the same period one year ago. The major reason for the increase is that gas sales, the margin of which is much lower than that of connection fees, accounted for a lower percentage of total sales (75%) in this quarter, as compared with 82% in the first quarter of 2006. The increase in net profit margin is also due in part to the fact that selling, general and administrative expenses accounted for a high percentage of net sales in the first quarter of 2006 (17% of net sales), due to the relative low net sales in the first quarter of 2006. Net profit margin this quarter was 3.19% higher than one year ago, because the company recorded other income of $36,088 from its equity investment in Beijing Zhongran Xiangke Oil & Gas Tech Co., Ltd.

We expect that our net profit margin will rise in the coming quarters of 2007, especially the third and fourth quarters, when we traditionally achieve most of our connection fees as well as revenues.

Accounts Receivable

Accounts Receivable as of March 31, 2007 was $5,529,115, a decrease of $1,005,625 from $6,534,740 as of December 31, 2006.

Fixed Assets

Fixed Assets as of March 31, 2007 were $ 14.6 million, an increase of $ 11.2 million from one year ago, and an increase of $ 3.7 million from December 31, 2006. The increase is mainly due to the acquisition of the assets of Beijing Chenguang Gas Co. Ltd., which are valued at $2.73 million. The increase also reflects our purchase of transportation equipment, mainly gas containers, valued at $310,000, since the first quarter of 2006.

Bank loans

We borrowed RMB 19 million ($2,430,445) through a short-term loan from Shenzhen Development Bank for operational purposes in late 2006 and early 2007 separately by using $3 million from the two equity financings we finished in late 2006 as a pledge deposit. We paid off the entire balance of the loan in March 2007, before the loan matured.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,345,164 as of March 31, 2007, compared with $3,638,67 as of Dec 31, 2006. This decrease is primarily due to repayment of the bank loan described above. We do not believe the decrease will have any significant effect on our ability to pursue our growth strategy as planned. We intend to pursue additional sources of financing to meet our capital needs. If we fail to find additional sources of financing on favorable terms, our ability to pursue our growth strategy could be significantly affected.

Item 3.   Controls and Procedures

At the conclusion of the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported reliably and within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to our chief executive officer and chief financial officer in a manner that allows for timely decisions regarding required disclosure.

In the course of our evaluation, we did not discover any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
Item 6.  Exhibits.

Exhibit List

No.	Description

3.1	Amended Articles of Incorporation. (1)

3.2	Amended Bylaws. (1)

31.1	Certification of Yuchuan Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Fang Chen pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2007	By:	/s/ Yu Chuan Liu
Yu Chuan Liu
Chairman of the Board, Director and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Chen Fang
Chen Fang
Director and Chief Financial Officer