Form 10QSB
period 2007-06-30
Sino Gas International Holdings, Inc.
filed 2007-08-20
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Utah	32-0028823
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No.18 Zhong Guan Cun Dong St. Haidian District Beijing, P. R. China 100083
(Address of principal executive offices)

011-86-10-82600527
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
Yes ☐   No ☒

As of August 17, 2007, the Company had 16,423,360 shares of its common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

Table of Contents

PART I. - FINANCIAL INFORMATION

Item 1.
Financial Statements	1
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.
Controls and Procedures	29

PART II. - OTHER INFORMATION

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.
Other Information	29

Item 6.
Exhibits	30

Signatures	31

PART I

Item 1.  Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONTENTS	PAGES

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 - 3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 - 15

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Sino Gas International Holdings, inc. as of June 30, 2007 and December 31, 2006, and the related consolidated statements of income for the six months and the year then ended and cash flows for the six-month and three-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
August 3, 2007	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents		$6,653,639	$3,638,673
Restricted cash		-	3,124,541
Notes receivable		1,031,503	477,390
Accounts receivable		5,064,425	6,534,740
Inventory		57,690	-
Advances to suppliers		1,063,674	68,309
Prepayments and others		122,344	141,878
Other receivables		1,834,598	1,263,800

Total current assets		$15,827,873	$15,249,331

Long term assets
Investments in equity securities		3,087,297	2,939,029
Plant and equipment, net		14,645,720	10,608,530
Construction in progress		7,444,513	4,628,076
Intangible assets		307,108	457,830
Goodwill		112,750	-

TOTAL ASSETS		$41,425,261	$33,882,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank Loans		$2,623,020	$2,430,445
Accounts payable		6,794,401	3,891,388
Other payables		1,295,103	1,790,500
Unearned revenue		840,221	37,760
Accrued liabilities		135,705	325,922

Total current liabilities		$11,688,450	$8,476,015

Minority interest		65,575	-

TOTAL LIABILITIES		$11,754,025	$8,476,015

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Notes	2007	2006

STOCKHOLDERS’ EQUITY
Preferred Stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of June 30, 2007 and December 31, 2006 respectively		-	-

Preferred Stock B US$0.001 par value; 5,000,000 authorized; 3,387,446 and 4,023,268 issued and outstanding as of June 30, 2007 and December 31, 2006 respectively		$3,387	$4,023

Common Stock US$0.001 par value; 250,000,000 authorized; 16,423,360 and 14,692,647 issued and outstanding as of June 30, 2007 and December 31, 2006 respectively		16,423	14,693

Additional paid-in-capital		14,655,841	12,069,176
Statutory reserves		2,269,315	2,025,022
Retained earnings		11,089,768	10,469,571
Accumulated other comprehensive income		1,636,502	824,296

		$29,671,236	$25,406,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$41,425,261	$33,882,796

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

		Six months ended June 30,		Three months ended June 30,
	Notes	2007	2006	2007	2006

Net revenues		$5,234,372	$1,499,540	$2,796,145	$841,276
Cost of revenues		3,731,833	983,487	1,894,203	463,800

Gross profit		1,502,539	516,053	901,942	377,476

Operating expenses
Selling and marketing expenses		199,494	26,825	143,296	16,622
General and administrative expenses		688,859	253,820	247,485	136,677

Income from continuing operations		$614,186	$235,409	$511,161	$224,177

Finance costs, net		33,550	(3,142)	38,920	(3,056)
Other income		11,781	43,465	(24,307)	43,465
Other expenses		(11,977)	(2)	(10,482)	(2)

Income before taxation		$647,540	$275,730	$515,292	$264,585
Income tax		27,343	17,587	10,478	16,584

Net income		$620,197	$258,142	$504,814	$248,001

Net income per share,
Basic		$0.04	$0.02	$0.03	$0.02
Diluted		$0.03	$0.02	$0.03	$0.02

Weighted average shares outstanding
of common stock,
Basic		15,216,279	14,361,646	15,273,626	14,361,646
Diluted		19,486,791	14,361,646	19,360,386	14,361,646

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS AND THREE-MONTHS ENDED JUNE 30, 2007 AND 2006
(Stated in US Dollars)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$620.197	$258,142	$504,814	$248,050
Depreciation and Amortization	696,453	65,154	657,609	32,188
(Increase)/decrease in accounts and other receivables	(630,427)	2,562,340	(940,846)	1,293,092
(Increase) in inventories	(57,690)	(12,899)	(57,690)	(12,899)
Increase/(decrease) in accounts and other payables	3,019,392	(908,689)	532,069	147,155

Net cash provided by operating activities	$3,648,392	$1,964,049	$532,069	$1,707,587

Cash Flows from Investing Activities
Purchase of plant and equipment	$(4,733,643)	$(2,117,412)	$(1,412,955)	$(2,066,095)
Restricted Cash	3,124,541	-	-	-
Payment for the construction in progress	(2,816,436)	-	(1,471,000)	151,996
Payment of cost of intangible assets	307,163	(5,678)	479,373	(10,871)
Acquisition of subsidiaries	(173,167)	(27,854)	757,634	(27,854)
Increase in minority interest	65,575	-	65,575	-

Net Cash Used in Investing Activities	$(4,225,967)	$(2,150,944)	$(1,646,948)	$(1,952,824)

Cash Flows from Financing Activities
Repayment of Bank borrowings	192,575	-	2,623,020	-
Issue of share capital	2,587,759	-	2,587,759	-

Net Cash Provided by Financing Activities	$2,780,334	$-	$5,210,779	$-

Net in Cash & Cash Equivalents Sourced/(Used)	$2,202,760	$(186,895)	$4,095,900	$(245,237)

Effect of foreign currency translation on Cash & Cash equivalents	812,206	(27,121)	212,575	1,452

Cash & Cash Equivalents at Beginning of Period	3,638,673	907,667	2,345,164	937,436

Cash & Cash Equivalents at End of Period	$6,653,639	$693,651	6,653,639	$693,651

Supplementary cash flow information:
Interest received	$98,584	$-	$3,931	$-
Interest paid	54,610	3,142	10,993	3,056
Income tax paid	27,343	17,587	10,478	16,584

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,599.942 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC. For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. and the historical financial statements of Gas Investment China Co. Ltd.

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
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2007 and 2006 (whichever applicable 2006).

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction Limited	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Pegasus Tel, Inc.	Delaware, U.S.A.	2/19/2002	100	100	USD 1,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 94,448,517

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Anping Weiye Gas Co., Ltd	PRC	8/4/2005	100	95	RMB 5,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Development Region Weiye Dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Cheng'an County Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Xinji County Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Tianjin Chenguang Gas Co., Ltd	PRC	3/7/2006	90	90	RMB 2,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts and Other Receivable

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As at June 30, 2007, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity. Capital commitments in respect of these projects amounted to approximately $4 million at June 30, 2007.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

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

	2007	2006
Months end RMB : US$ exchange rate	7.6248	7.8175
Average monthly RMB : US$ exchange rate	7.7230	7.9819

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

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2007, there was no significant book to tax differences.

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
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)
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

(y)	Comprehensive Income

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

(z)	Recent Accounting Pronouncements

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

3. CAPITALIZATION

Pursuant to an agreement entered into between the Company and Vision Opportunity Master Fund, Limited (the Investor) dated May 15, 2007, the Company agreed to modify the Series B Convertible Preferred Stock Purchase Agreement of September 7, 2006 which included the Series J Warrant to purchase 1,993,355 shares of common stock on or before September 7, 2007. The modification, in fact, created a new financing plan to the effect that (a) the original Series J warrant of 1,094,891 shares to be purchased on May 15, 2007 at a price of $2,74; (b) a new Series J Warrant to purchase 898,464 shares on or before September 7, 2007 at a price of $3.01 and (c) a new Series E Warrant to purchase 1,094,891 shares on or before May 15, 2012 at a price of $3.01.

As of June 30, 2007, the Company has received net proceeds of $2,587,759 for the issuance of 1,094,891 shares at $2.74 as a result of the exercise of Series J Warrant.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)
Gross Proceeds: 1,094,381 shares at $2.74	$3,000,001
Less: Issuance Cost and Expenses	412,242

Net Proceeds:	$2,587,759
Pursuant to Series B Convertible Preferred Stock Purchase Agreements dated September 7, 2006 and October 20, 2006, the Company agreed to issue warrant to each Series B Preferred Stock investor to purchase shares of common stock for a term of one year from the closing date.

Series of Warrant	Number of Shares	Exercise Price
Series A	3,387,446	$3.84
Series B	1,693,723	5.48
Series C	3,083,588	4.22
Series D	1,541,794	6.03
Series E	1,094,891	3.01
Series J	1,989,697	3.01
	12,790,139

Item 2.   Management’s Discussion and Analysis

The following discussion and analysis of the consolidated financial condition and results of operations of Sino Gas International Holdings, Inc. (“we,” “us” or the “Company”) should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this quarterly report. Because we conduct our operations through our subsidiary Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and the subsidiaries of Beijing Gas in the People’s Republic of China (the “PRC”), the following discussion focuses on the operations of those companies.

FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis (“MD&A”) includes “forward-looking statements.” All statements, other than statements of historical fact, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from those predicted by such statements. While we believe that the assumptions concerning future events are reasonable, we caution that there are inherent risks and difficulties in making these predictions, especially those arising out of our limited operating history, any failure on our part to compete effectively, any inability we might have to fund our future capital expenditures and our possible inability to control our growth.

Overview

As measured by net revenue, net income, and the other categories of performance set forth below, our business enjoyed significant growth during the three- and six-month periods ended June 30, 2007.

•
Net revenue increased 232% to $2,796,145 for the three months ended June 30, 2007 as compared to $841,276 for the same period in 2006. Net revenue increased 249% to $5,234,372 for the six months ended June 30, 2007 as compared to $1,499,540 for the same period in 2006.

•
Net income increased 95% to $504,814 during the three month period ended June 30, 2007 from $248,001 in the same period in 2006. Net income increased 140% to $620,197 during the six month period ended June 30, 2007 from $258,142 in the same period in 2006.

Due to the seasonal nature of our business, the second quarter of the calendar year is not traditionally our strongest. Construction of pipelines and gas stations begins again during this quarter, after being largely inactive in the preceding quarter due to the cold weather in the northern PRC, where most of our operations are located. The bulk of the revenue from these operations, however, is not generated until later in the year, when further stages of the construction process have been completed. Given this seasonal pattern, management believes that our strong growth in the second quarter, as measured by net revenue and the other metrics described below, may continue and lead to potentially stronger growth, by the same metrics, during the second half of 2007.

The stronger performance during the quarter ended June 30, 2007 as compared with the same period last year is due to our strategic acquisitions and new construction at existing project locations, which have resulted in a larger customer base. During the three months ended June 30, 2007, we constructed natural gas pipeline connections to 4,336 residential households, as compared to 1,094 new household connections during the same period in 2006. As of June 30, 2007, our distribution network included approximately 70,000 connected users, compared with 25,000 connected users one year earlier.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Total net revenue for the three months ended June 30, 2007 was $2,796,145, compared to $841,276 for the same period in 2006, representing an increase of 232%. The increase was due to increases in new connections of customers to our gas distribution network and in the number of customers purchasing natural gas. During this period, we connected 4,336 new residential households to our gas distribution network, resulting in total connection fees of $1,349,377. Gas sales during the period amounted to 4,500,880 cubic meters, or $1,425,609.

The following table summarizes our net revenue during the periods indicated:

( $ thousand)	For the 3 months ended June 30,
	2007		2006		Change
	US$	%	US$	%	%
Total Revenue	2,796.1	100%	841.3	100%	232%
Connection Fees	1,349.4	48%	239.8	29%	463%
Gas Sales	1,425.6	51%	601.5	71%	137%
Others	21.1	1%			N/A

Connection fees

Connection fees during the quarter ended June 30, 2007 were $1,349,377, representing an increase of more than 460% from $239,797 in the same quarter last year. Connection fees accounted for approximately 50% of total revenue during the quarter, compared with approximately 28.5% for the same period in 2006.

Excluding Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), which we acquired in January 2007, connection fees from our previously existing operating locations were $1,126,000, which includes new connections for 3,949 households. Connection fees during the quarter were relatively low compared with prior periods, as our connection operations were principally focused on last year’s remaining projects and early development of some newer projects.

Beijing Chenguang connected 387 new household users in the three months ended June 30, 2007, which contributed $223,400 to our total connection fees. The higher connection fees per household for Beijing Chenguang are due to the development of a luxury residential area, Dongfang Taiyangcheng, which resulted in significantly higher connection fees than for typical residential areas.

All connection fees during the second quarter of 2007 came from our residential customers.

The table below provides information about our four largest customers for connection fees during the quarter ended June 30, 2007:

Residential Projects	Connected Households	Connection Fees ($ in Thousands)

Jiangsu Peixian Datun	2,500	756
Beijing Chenguang Dongfang Taiyangcheng	76	64
Hebei Xinhe Longyuan	225	58
Anhui Wuhe	200	54

Gas sales

We sold 4,508,800 cubic meters of natural gas to our customers during the quarter ended June 30, 2007, contributing $1,425,609, or 51% of total net revenue. In comparison, gas sold in the same quarter of 2006 totaled 2,000,000 cubic meters, contributing $601,500, or 71.5%, of net revenue. Gas sales increased $824,109, or 137%, from the same period one year ago. Gas sales in the quarter ended June 30, 2007 were generated by our previously existing projects, which, excluding the recently-acquired Beijing Chenguang, generated $352,900 in gas sales, an increase of 57% from the same period one year ago. Beijing Chengguang generated $471,200 in gas sales. Of the gas sold by Beijing Chengguang, gas sold to residential customers amounted to $66,000 and gas sold to industrial customers amounted to $405,200.

The following table summarizes our gas sales during the periods indicated:

($ thousand)	For the 3 months ended June 30,
	2007		2006
Gas Sales	US$	%	US$	%
Industrial users	708.2	50%	365.4	61%
Residential users	342.0	24%	108.1	18%
Others	375.4	26%	128.0	21%
Total	1,425.6	100%	601.5	100%

We sell natural gas to industrial, residential, and commercial customers. During the three months ended June 30, 2007, sales to industrial customers generated $708,200 of natural gas sales, sales to residential customers generated $342,000, and sales to commercial customers generated $375,400. These sales represent increases in sales to industrial customers of 93.8%, to residential customers of 216.4%, and to commercial customers of 193.3%, compared with sales to such customers of $365,400, $108,100, and $128,000, respectively, in the same quarter of 2006.

The table below provides information about our three largest customers for natural gas (all of which are industrial customers that supply gas to residential developments):

Residential Projects	Gas Sales (M³)	Gas Sales ($1,000)

Hebei Zhonggang	2,001	599
Hebei Tangshan Changsheng	275	81.7
Langfang Elite	99.5	27.4

The average price of gas sold to these industrial customers was $0.31 per cubic meter. Hebei Zhonggang is currently our largest industrial user, with daily gas consumption exceeding 20,000 cubic meters, or approximately 30% of our total daily gas consumption. Residential customers pay gas fees using a prepaid “smart card.”

Other Revenue

During the three months ended June 30, 2007, we also generated $21,159 in revenue from the lease of our natural gas delivery and storage facilities through our subsidiary Beijing Chenguang.

Cost of Revenue

Our cost of revenue, which includes cost of connection fees and cost of natural gas sales, was $1,809,800 for the three month period ended June 30, 2007. (This figure does not include the payment of local taxes of approximately $84,200, which were later refunded to us.)

The table below sets forth our cost of revenues for the periods indicated:

($ thousands)	For the 3 months ended June 30,
	2007		2006
	US$	%	US$	%
Cost of Sales	1,809.8	100%	463.8	100%
Connection Cost	431.8	24%	33.5	7%
Gas Cost	1,378	76%	430.3	93%

Cost of Connections

Our cost of connection fees during the quarter ended June 30, 2007 was $431,800 or 24% of total cost of revenue. By comparison, the cost of connection fees during the same quarter of 2006 was $33,500, or 7.22% of total cost of revenue. The significant increase in cost of connection fees is due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales increased 220% from the quarter ended June 30, 2006, when it was $430,300 and 92.78% of total cost of revenue, to the quarter ended June 30, 2007, when it was $1,378,000 and 76% of total cost of revenue. This increase, which outpaced the 137% increase in sales of natural gas during the same interval, is largely due to the addition of gas delivery trucks acquired for approximately RMB 12 million ($1.58 million), the depreciation of which added to our cost of natural gas sales. We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The purchase price that gas distributors pay for natural gas, which is determined by the PRC government, is approximately RMB 1.6 to 1.9 ($0.21 to $0.25) per cubic meter. Langfang Development Zone Wei Ye Dangerous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively constant at RMB 0.55 ($0.072) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain constant in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to customers sufficient to offset those costs

Our biggest natural gas supplier is the North China Oil Field Fourth Oil Extraction Plant of Petro China Company, with whom we signed a ten-year gas supply agreement in 2003. We purchased 3,387,600 cubic meters of natural gas from Petro China at the price of RMB 1.55 ($0.204) per cubic meter. At the beginning of each year in the ten-year contract period, we negotiate with Petro China on the price and supply amount according to market conditions. In 2007, Petro China will supply a total of 10 million cubic meters of natural gas at RMB 1.55 ($0.204) per cubic meter between April 1 and October 31 and RMB 1.65 ($0.217) per cubic meter during the rest of the year.

Gross Profit

During the quarter ended June 30, 2007, gross profit was $965,200, an increase of approximately 130% from the same quarter of 2006. Gross profit from connection fees increased 345% to $917,600, from $206,000 in the same quarter of 2006. Gross profit from gas sales was $47,600, as compared to $171,100 in the same quarter of 2006.

Gross margin for connection fees for the quarter ended June 30, 2007 was 68%. Because we typically recognize most of our connection fees in the fourth quarter, we believe it is likely that gross margins for connection fees will return to previous levels of 70% to 75% in the second half of 2007. Gross margin for sales of natural gas was 3.4% during the quarter ended June 30, 2007, compared with 6% in the same quarter of 2006 due to the relatively higher depreciation levels described above. Management also believes that this margin is likely to return to previous higher levels of approximately 10% as we distribute gas to an increasing number of gas users connected to our distribution networks.

Selling and marketing expenses

Our selling expenses in the quarter ended June 30, 2007 were $143,300 and equaled approximately 5% of our net sales, compared with $16,622 and less than 2% of net sales in the second quarter of 2006. This substantial increase was principally due to increases in marketing-related fees, including travel and communications.

General and administrative expenses

General and administrative expenses were $247,500 for the three months ended June 30, 2007, or 81% higher than $136,677 in the same period one year ago. The increase is largely due to the increase in the number of operating subsidiaries we own, from 13 to 20, leading to increases in salary, social insurance, traveling expenses and other expenses. The increase is also due in part to increased depreciation relating to new assets described above.

As a percentage of net sales, general and administrative expenses equaled 8.8% of our net sales in the second quarter of 2007, compared with 16.3% in the same period one year ago. The reduction in general and administrative expenses relative to net sales is, we believe, due to economies of scale that have been achieved by the expansions of our business described above.

Income from Continuing Operations

Income from continuing operations in the second quarter of 2007 was $511,161, representing an increase of $287,000, or 128%, from $224,177 in the same period last year. The increase in Income from continuing operations is due primarily to the increase in net sales described above.

Income Tax

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 2005 and 7.5% from 2005 to 2007.

The income tax rate of our subsidiaries is 33%, except for Beijing Chenguang, which has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

The income tax accrued during the three month period ended June 30, 2007 was $10,478, lower than the $16,584 accrued during the same period in 2006, due to a refund of 2005 taxes from the tax bureau.

Net Income

Net income in the second quarter of 2007 was $504,814, representing an increase of 104% from $248,001 in the same period in 2006. The increase can be attributed to the continuous growth of our existing markets and the acquisition of Beijing Chenguang. Due to the seasonal nature of our business, management believes it is likely that net income will increase substantially in the second half of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue:

Total net revenue for the six-month period ended June 30, 2007 was $5,234,372, representing an increase of 249% from $1,499,540 for the same period in 2006. The increase was due to the increase of new connections and gas users. During this period, we added 6,586 new residential households, resulting in total connection fees of $1,964,713. Gas sales amounted to 11,734,384 cubic meters, or $3,248,500.

The following table summarizes our net revenue for the periods indicated:

$ thousand	Six Months Ended June30, 2007		Six Months Ended June 30, 2006		Change
	US$	% of Net Revenue	US$	% of Net Revenue	%
Net Revenue	5,234.3	100%	1,499.5	100	249%
Connection Fees	1,964.7	37.5%	358.6	23.9%	448%
Gas Sales	3,248.5	62%	1,140.9	76.1%	185%
Others	21.1	0.5%			N/A

Connection Fees

Connection fees during the six month period ended June 30, 2007 were $1,964,713, representing an increase of more than 440% from $358,657 for the same period in 2006. Connection fees accounted for approximately 38% of total net revenue during the six month period ended June 30, 2007, compared to 24% for the same period in 2006.

Excluding Beijing Chenguang, which we acquired in January of this year, connection fees during the six month period ended June 30, 2007 were approximately $1,491,347, resulting from the connection of 5,099 new residential households to our gas distribution network, as compared to $358,657 for the same period in 2006, resulting from the connection of 1,560 new residential households.

Beijing Chenguang connected 1,487 new residential households during the six months ended June 30, 2007, which contributed approximately $473,366 to our total connection fees. All of our connection fees for the six month period ended June 30, 2007 were from the connection of residential customers.

The table below provides information about our four most significant customers for connection fees during the six months ended June 30, 2007:

Residential Projects	Connected Households	Connection Fees ($ in Thousands)

Jiangsu Peixian Datun	2,780	756.3
Shijiangzhuang Jinshi	660	161.7
Hebei Dinghua	438	107.8
Beijing Ying Group	417	103.5

Gas sales

Gas sales to our customers were $3,248,500 (for 11,734,384 cubic meters of natural gas) during the six month period ended June 30, 2007, representing 62%, of total net revenue for that period. Gas sales during the six month period ended June 30, 2006 were $1,140,883 (for 3,900,637 cubic meters), representing 76% of the total net revenue. Gas sales increased $2,107,617, or 185%, from the same period in 2006, due to our previously existing projects (excluding Beijing Chenguang), which generated $1,1912,744 in gas sales, an increase of 68% from the same period in 2006. Beijing Chenguang sold 5,097,431 cubic meters, or $1,335,756, of gas during the period, of which sales to residential customers amounted to $169,871 and sales to industrial customers amounted to $1,174,885.

The table below summarizes our gas sales for the periods indicated:

($’s in thousands)	For the Six Month Period ended June 30
	2007		2006
Gas Sales	US$	%	US$	%
Main Industrial users	803.5	25%	194.6	17%
Residential users	1,149.8	35%	829.7	73%
Others industrial and commercial	1,295.2	40%	116.5	10%
Total	3,248.5	100%	1,140.8	100%

For the six months ended June 30, 2007, sales of natural gas to industrial customers were $1,149,756, sales to residential customers were $803,515, and sales to commercial and industrial customers were $3,248,500. In comparison, during the six month period ended June 30, 2006, we had natural gas sales of $829,706 to industrial customers, $194,628 to residential customers and $116,548 to commercial and other users.

The table below lists our three largest natural gas customers during the six months ended June 30, 2007, all of which are industrial customers:

Residential Projects	Gas Sales (M³)	Gas Sales ($1,000)

Hebei Zhonggang	3,332,813	992,035
Hebei Sanhe yanshen	2,834,132	756,793
Shunxin Yangguang	847,523	203,757
Tangshan Changsheng	436,232	130,286

Hebei Zhonggang was our largest industrial customer, with daily gas consumption in excess of 20,000 cubic meters. Residential customers purchase gas using a prepaid “smart card.”

Other Revenue

We have revenue of $21,159 from the lease of our delivery and storage facilities through our subsidiary Beijing Chenguang.

Cost of Revenue

Our cost of revenue, which includes cost of connection fees and cost of natural gas sales, was $3,647,501 for the six month period ended June 30, 2007. Cost of connection fees was $556,262 and cost of natural gas sales was $3,091,239 during the period.

The table below summarizes our cost of revenue during the periods indicated:

	For the Six Month Period ended June 30
	2007		2006
	US$	%	US$	%
Cost of revenue	3,647,501	100%	983,487	100%
Connection Cost	556,262	15.3%	64,215	7%
Gas Cost	3,091,239	84.7%	919,272	93%

Cost of Connections

Cost of connection fees during the six month period ended June 30, 2007 was $556,262, which represented 15.3% of our total cost of revenue during the period. Cost of connection fees during the six month period ended June 30, 2006 was $33,500, which represented 7.22% of the total cost of revenue during that period. The significant increase in cost of connection fees is due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales in the six month period ended June 30, 2007 was $3,091,239, which represented 84.7% of the total cost of revenue during the period. The cost of natural gas sales for the six month period ended June 30, 2006 was $919,272, which represented 93% of the total cost of revenue during that period. Cost of natural gas sales increased 236% from the six month period ended June 30, 2006. This increase, which outpaced the 185% increase in sales of natural gas during the same interval, is largely due depreciation on gas delivery trucks that we purchased for approximately RMB 12 million ($1.58 million). We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The purchase price that gas distributors pay for natural gas, which is determined by the PRC government, is approximately RMB 1.6 to 1.9 ($0.21 to $0.25) per cubic meter. Langfang Development Zone Wei Ye Dangerous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively constant at RMB 0.55 ($0.072) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain constant in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to customers sufficient to offset those costs.

Our biggest natural gas supplier is the North China Oil Field Fourth Oil Extraction Plant of Petro China Company, with whom we signed a ten-year gas supply agreement in 2003. We purchased 3,387,600 cubic meters of natural gas from Petro China at the price of RMB 1.55 ($0.204) per cubic meter. At the beginning of each year in the ten-year contract period, we negotiate with Petro China on the price and supply amount according to market conditions. In 2007, Petro China will supply a total of 10 million cubic meters of natural gas at RMB 1.55 ($0.204) per cubic meter between April 1 and October 31 and RMB 1.65 ($0.217) per cubic meter during the rest of the year.

Gross Profit

Gross profit for the six month period ended June 30, 2007 was $1,502,539, representing an increase of approximately 130% from $516,053 for the same period in 2006.

Gross profit from connection fees increased nearly 380% to $1,408,451, from $294,441 the same period in 2006. Gross profit from gas sales was $157,261, as compared to $221,611 for the same period in 2006. Gross margin from gas sales was 4.8% during the six month period ended June 30, 2007. Management believes it is likely that this number will increase as we acquire additional users.

Selling and Marketing Expenses

Selling and marketing expenses in the six month period ended June 30, 2007 were $199,494, compared with $26,825 in the six month period ended June 30, 2006. Selling expenses equaled 4% of our net sales for the six month period ended June 30, 2007 compared to 2% for the same period for the prior year. The increase was primarily due to the increase in the salaries, social insurance, traveling fees and communication fees of the marketing department.

General and administrative expenses

General and administrative expenses were $688,859 for the six months ended June 30, 2007, compared to $253,820 for the same period in 2006, representing an increase of 171%. General and administrative expenses equaled 13% of our net sales, compared with 17 % for the same period in 2006. The increase is largely due to the increase in the number of operating subsidiaries we own, from 13 to 20, leading to increases in salary, social insurance, traveling expenses and other expenses. The increase is also due in part to increased depreciation relating to new assets described above.

Income from Continuing Operations

Income from continuing operations for the six month period ended June 30, 2007 was $614,186, an increase of $378,777, or 161%, from $235,409 for the same period in 2006.

Income Tax

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 2005 and 7.5% from 2005 to 2007.

The income tax rate of our subsidiaries is 33%, except for Beijing Chenguang, which has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

The income tax accrued during the six month period ended June 30, 2007 was $27,343, compared to $17,587 for the six month period ended June 30, 2006.

Net Income

Net income for the six month period ended June 30, 2007 was $620,197, compared to $258.142 for the same period in 2006, representing an increase of 140%. The increase can be attributed to the continuous growth of our existing markets and the acquisition of Beijing Chenguang. Due to the seasonal nature of our business, management believes it is likely that net income will increase substantially in the remaining quarters of 2007.

Liquidity and Capital Resources

As of June 30, 2007, cash and cash equivalents were $6.65 million, an increase of $3.01 million from $3.64 million as of December 31, 2006, due to the increase in cash flow from operating and financing activities, partly offset by our investment activities.

For the first six months of 2007, cash flow from operations was $3.65 million, as compared to $530,000 in the same period one year ago.

There was a large increase in cash flow from financing activities during the first six months of 2007, as we raised $3 million in gross proceeds from our existing investors in May, 2007 through the exercise of warrants and we took out a one year loan in the amount of RMB 20 million (approximately $2.63 million), accruing interest at an adjustable rate (currently 6.0225% per year), with interest payable quarterly, from Industrial Bank, Beijing Branch. We used these funds for the development of new projects and acquisitions. During the quarter ended March 30, 2007, we repaid an RMB 20 million short-term loan from Shenzhen Development Bank.

Net cash outflow from investing activities for the six months ended June 30, 2007 was $4,225,967, representing an increase of $2.58 million from the same period last year, due to acquisitions and the connection of new users to our distribution networks.

Accounts Receivable

Accounts receivable as of June 30, 2007 were $5,064,400, representing a decrease of $1,407,300 from $6,534,700 as of December 31, 2006. This decrease is primarily due to our seasonal business cycle, in which many accounts receivable are recorded upon completion of construction projects in the fourth quarter, and are collected in the second quarter of the following year. The term of most of our accounts receivable is one year. As of the end of the second quarter, 90% of accounts receivable dated from 2005 had been collected, and the remainder were primarily warranty payments. A warranty payment is the final payment that a customer makes for a construction project. It consists of the final 10% of the total project cost, and it becomes payable one year after construction has been completed, provided that no significant problems with the construction have arisen during the year. Management believes that we are likely to collect most of the outstanding warranty payments from 2005 in the third quarter of 2007.

Because several important ongoing construction projects are scheduled for completion in the second half of 2007, we expect our accounts receivable to increase during that time.

Fixed assets:

Fixed assets as of June 30, 2007 were $14.6 million, an increase of $4 million from $10.6 million as of the end of fiscal 2006. The increase is primarily due to the acquisitions of fixed assets, most of which are pipelines, of Beijing Chengguang, valued at RMB 2,731,800. We also purchased containers used for gas delivery at a purchase price $409,700 during the quarter.

Accounts Payable

Accounts payable as of June 30, 2007 were $6.79 million, an increase of $2.9 million from the end of 2006. This increase is due primarily to our acquisition of Beijing Chenguang, in connection with which we are scheduled to make an additional payment of $2.09 million.

Item 3.   Controls and Procedures

At the conclusion of the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported reliably and within the time periods specified in the applicable rules and forms and that such information is accumulated and communicated to our chief executive officer and chief financial officer in a manner that allows for timely decisions regarding required disclosure.

In the course of our evaluation, we did not discover any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Securities

Please see the first paragraph under Item 5 of this report, which is incorporated into this Item by reference.

Item 5. Other Information

On May 15, 2007, we entered into a warrant exercise agreement with Vision Opportunity Master Fund, Ltd. (“Vision”), a holder of our Series J Warrants, pursuant to which, on the same date, Vision exercised Series J Warrants to purchase 1,094,891 shares of our common stock at a purchase price of $2.74 per share. In consideration of, and in order to provide incentive for, this exercise, which provided us with gross proceeds of $3,000,001, we issued to Vision Series E Warrants, with substantially the same terms as the exercised Series J Warrants, to purchase 1,094,891 shares of our common stock at a purchase price of $3.01 per share. At the same time, pursuant to our engagement agreement with Kuhns Brothers Securities, Inc., we issued to Kuhns Brothers, as a placement agent fee, Series G Warrants, with substantially the same terms as the exercised Series J Warrants, to purchase 109,489 shares of our common stock, or 10% of the shares issued to Vision.

Copies of the warrant exercise agreement, Series E Warrant and Series G Warrant are attached as exhibits to this report.

On April 12, 2007, we terminated our engagement agreement with Kuhns Brothers.

Item 6.  Exhibits.

Exhibit List

No.	Description

3.1	Amended Articles of Incorporation.

3.2	Amended Bylaws. (1)

4.1	Series E Warrant.

4.2	Series G Warrant.

10.1	Warrant Exercise Agreement between the Company and Vision Opportunity Master Fund, Ltd.

31.1	Certification of Yuchuan Liu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Fang Chen pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 17, 2007	By:	/s/ Chen Fang
Chen Fang
Director and Chief Financial Officer