Form 10QSB
period 2007-09-30
Sino Gas International Holdings, Inc.
filed 2007-11-16
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	32-0028823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.18 Zhong Guan Cun Dong St. Haidian District Beijing, P. R. China	100083
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  86-10-82600527

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

As of November 12, 2007, the Registrant had 24,764,122 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SINO GAS INTERNATIONAL HOLDINGS, INC.

UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONTENTS	PAGES

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 – 18

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2007 and December 31, 2006, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
November 10, 2007	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)
	Notes	September 30, 2007	December 31, 2006
ASSETS		(unaudited)	(audited)
Current assets
Cash and cash equivalents		$16,474,397	$3,638,673
Restricted cash		172,986	3,124,541
Notes receivable		623,071	477,390
Accounts receivable		6,329,633	6,534,740
Inventory		282,700	-
Advances to suppliers		538,731	68,309
Prepayments and others		118,211	141,878
Other receivables	4	1,247,546	1,263,800

Total current assets		$25,787,275	$15,249,331

Long term assets
Investments in equity securities	5	3,131,322	2,939,029
Plant and equipment, net	7	20,206,229	10,608,530
Construction in progress		8,959,416	4,628,076
Intangible assets	6	354,491	457,830
Goodwill		962,582	-

TOTAL ASSETS		$59,401,315	$33,882,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank Loans		$2,660,424	$2,430,445
Accounts payable		3,447,280	3,891,388
Other payables	8	5,702,409	1,790,500
Unearned revenue		-	37,760
Accrued liabilities		1,101,586	325,922

Total current liabilities		$12,911,699	$8,476,015

TOTAL LIABILITIES		$12,911,699	$8,476,015

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)
	Notes	September 30, 2007	December 31, 2006
		(unaudited)	(audited)

STOCKHOLDERS’ EQUITY
Preferred Stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of September 30, 2007 and December 31, 2006 respectively		-	-

Preferred Stock B US$0.001 par value; 5,000,000 authorized; 4,858,343 and 4,023,268 issued and outstanding as of September 30, 2007 and
December 31, 2006 respectively	3	$4,858	$4,023

Common Stock US$0.001 par value; 250,000,000 authorized; 24,764,122 and 14,692,647 issued and outstanding as of September 30, 2007 and
December 31, 2006 respectively	3	24,764	14,693

Additional paid-in-capital	3	29,212,878	12,069,176
Statutory reserves		2,002,684	2,025,022
Retained earnings		13,435,444	10,469,571
Accumulated other comprehensive income		1,808,988	824,296

		$46,489,616	$25,406,781

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$59,401,315	$33,882,796

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

		Nine months ended September 30,		Three months ended September 30,
	Notes	2007	2006	2007	2006

Net revenues		$10,886,612	$4,971,156	$5,652,240	$3,471,616
Cost of revenues		(5,696,918)	(1,849,128)	(1,965,085)	(865,641)

Gross profit		5,189,694	3,122,028	3,687,155	2,605,975

Operating expenses
Selling and marketing expenses		(376,233)	(66,497)	(176,739)	(39,673)
General and administrative expenses		(1,310,811)	(693,973)	(621,952)	(440,154)

Income from continuing operations		$3,502,650	$2,361,558	$2,888,464	$2,126,148

Finance costs, net		11,527	(2,169)	(22,023)	973
Other income		9,046	13,205	(2,735)	-
Other expenses		(13,197)	(159)	(1,220)	(30,417)

Income before taxation		$3,510,026	$2,372,435	$2,862,486	$2,096,704
Income tax	9	(255,230)	(183,755)	(227,887)	(166,168)

Net income		$3,254,796	$2,188,680	$2,634,599	$1,930,536

Net income per share,
Basic		$0.21	$0.15	$0.15	$0.13
Diluted		$0.17	$0.15	$0.12	$0.13

Weighted average shares outstanding
of common stock,
Basic		15,779,750	14,361,646	17,889,867	14,361,646
Diluted		19,573,911	14,361,646	21,856,124	14,361,646

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS AND THREE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net income	$3,254,796	$2,188,680	$2,634,599	$1,930,538
Depreciation and Amortization	1,544,072	799,780	847,619	734,626
(Increase)/decrease in accounts and other receivables	(371,075)	(34,644)	259,352	(2,596,984)
(Increase) in inventories	(282,700)	-	(225,010)	12,899
Increase/(decrease) in accounts and other payables	4,140,130	526,407	1,186,313	1,435,096

Net cash provided by operating activities	$8,350,798	$3,480,223	$4,702,873	$1,516,175

Cash Flows from Investing Activities
Purchase of plant and equipment	$(10,938,911)	$(1,042,371)	$(6,205,268)	$1,075,041
Restricted Cash	2,951,555	-	(172,986)	-
Payment for the construction in progress	(4,331,340)	(2,727,284)	(1,514,904)	(2,727,284)
Payment of cost of intangible assets	(852,243)	(11,141)	(1,159,406)	(5,463)
Acquisition of subsidiaries	(192,293)	(254,474)	(19,126)	(226,620)
Increase in minority interest	-	-	-	-

Net Cash Used in Investing Activities	$(13,363,232)	$(4,035,270)	$(9,071,690)	$(1,884,326)

Cash Flows from Financing Activities
Repayment of Bank borrowings	229,979	-	37,404	-
Dividend Paid	(521,121)	-	(521,121)	-
Issue of share capital	17,154,609	5,246,891	14,566,850	5,246,891

Net Cash Provided by Financing Activities	$16,863,467	5,246,891	$14,083,133	$5,246,891

Net in Cash & Cash Equivalents Sourced/(Used)	$11,851,033	$4,691,844	$9,714,316	$4,878,740

Effect of foreign currency translation on Cash & Cash equivalents	984,691	65,268	106,442	(244,085)

Cash & Cash Equivalents at Beginning of Period	3,638,673	571,194	6,653,639	693,651

Cash & Cash Equivalents at End of Period	$16,474,397	$5,328,306	$16,474,397	$5,328,306

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
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
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2007 and 2006 (whichever applicable 2006).
Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

	The British
Sino Gas Construction Limited	Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development Limited	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 112,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Wuhe Weiye Gas Co., Ltd	PRC		100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	100	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd	PRC		100	100	RMB 3,000,000

Langfang Development Region Weiye Dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Shijiazhuang Chenguang Gas Co., Ltd	PRC		100	100	RMB 2,000,000

Luquan Chenguang Gas Co., Ltd	PRC		100	100	RMB 2,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Nangong Weiye Gas Co., Ltd	PRC	6/25/2007	100	100	RMB 3,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Guannan Weiye Gas Co., Ltd	PRC	6/19/2003	100	100	RMB 9,510,000

Sixian Weiye Gas Co., Ltd	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd	PRC	7/13/1007	100	100	RMB 15,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
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

(k) Intangible Assets

Intangible assets, are stated at cost less amortization and accumulated impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Land use rights	40 – 50 years
Franchises	30 years
Other intangibles	3 years

(l) Construction in progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As at September 30, 2007, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

(a)	Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

(b)	Financial Instruments

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

(c)	Foreign Currency Translation

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
	9/30/2007	12/312006	9/30/2006
Months end RMB : US$ exchange rate	7.5176	7.8175	7.91679
Average monthly RMB : US$ exchange rate	7.67578	7.9819	8.01830

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(d)	Revenue Recognition

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

(q) Other Income

Other income represents the Group’s share of post- acquisition results of its investment in equity securities for the year.

(r) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2007, there was no significant book to tax differences.

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
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
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

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

3. CAPITALIZATION

On September 7, 2007, the Company entered into a Securities Purchase Agreement with a number of accredited investors providing for the sale to the investors of a total of 8,340,762 shares of the Company’s common stock at $2.25 per share for an aggregate purchase price of $18,766,721.05. The following table depicts consummation of the transaction on September 13, 2007 with respect to the gross and net proceeds of this share transaction:

Gross Proceeds: Sale of 8,340,762 common shares at $2.25 per share	$18,766,721.05

Less: Compensation paid to Vision for cancellation of E&J
Warrants of 1,988,698 and 1,094,891 totaling 3,083,589
shares respectively	3,016,721.25
15,749,999.80
Less: Placement Agent Fees; Expenses of this issue	1,957,132.99

Net Proceeds	$13,792,866.81

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

As part of the financing, the Company has simplified its capital structure by canceling or repurchasing some its outstanding warrants from the holders. As consideration for the purchase of the Series A, B and D warrants and the cancellation of the Series E & J warrants, the Company will pay to the prior investors $3.5 million in cash, issue a warrant for the purchase of 271,074 common shares, and issue 770,897 shares of Series B preferred stock. In exchange of the prior investors waivering their right to receive shares of Series B preferred stock under anti-dilution provisions of the relevant stock purchase agreement, the Company agreed to issue to them 700,000 additional shares of Series B preferred stock.

The above-mentioned 770,897 and 700,000 shares of Series B preferred stock have in fact been issued to the related prior investors at $0.001 par value per share during September 2007.

As a result of the above recapitalization plan, the Company has cancelled most of its outstanding warrants and clarified its capital structure without dilution of its equity base.

4. OTHER RECEIVABLES

Other receivables at September 30, 2007 consist of the following:
	9/30/2007	12/31/2006

Deposits and prepayments	$1,134,309	$543,013
Amounts due from employees	113,237	86,464
Sundry receivables	-	634,323

	$1,247,546	$1,263,800

Amounts due from employees are advances for business traveling and purchases of consumables. All the amounts due from employees/shareholders are unsecured, interest free, and have no fixed repayment terms.

5.  INVESTMENTS IN EQUITY SECURITIES

	9/30/2007	12/31/2006

As at January 1	$2,939,029	$2,443,378
Changes due to foreign currency translation	192,293	495,651

As of September 30 / December 31	$3,131,322	$2,939,029

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2007:

	9/30/2007	12/31/2006
At Cost
Land use rights	$121,445	$112,565
Franchises	355,256	336,318
Other intangibles	169,676	8,947

	646,377
Less: Accumulated amortization	(291,886)

	$354,491	$457,830

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

7. PLANT AND EQUIPMENT, NET

Plant and Equipment consist of the following as of September 30, 2007:

	9/30/2007	12/31/2006
At Cost
Gas Pipelines	$14,632,670	$8,255,231
Motor Vehicles	4,428,483	2,204,621
Machinery & Equipment	862,857	273,943
Buildings	1,363,667	89,799
Leasehold Improvements	384,358	47,543
Office Equipment	158,633	67,774

	$21,830,668	$10,938,911

Less: Accumulated depreciation	(1,624,439)	(330,381)
	$20,206,229	$10,608,530

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

8. OTHER PAYABLES

Other payables at September 30, 2007 consist of the following:

	9/30/2007	12/31/2006

Employees’ welfare payables	$132,688	$56,584
Amount due to employees	-	11,360
Contract payable	4,743,936	-
Tax payable	-	1,089,804
Loan from an unrelated company – Beijing Qian Shi Li	246,350	-
Loan from an unrelated company – Qinghua Yangguang	13,302	-
Loan from an unrelated company – Chenguang Weizhong	399,064
Sundry payables	167,069	632,752

	$5,702,409	$1,790,500

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms. Loans from Beijing Qian Shi Li Technology Development Co.,Ltd (Qian Shi Li), Qinghua Yangguang and Chenguang Weizhong are unsecured, interest free, and have no fixed repayment terms.

9. INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, in accordance with the relevant taxation laws in the PRC, the Group is eligible for tax concessions and was exempted from part of the PRC income taxes for the year.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the nine months ended September 30,

	9/30/2007	12/31/2006

Income before taxation	$3,510,026	$2,372,435

Provision for income taxes at PRC income tax rate	1,158,309	782,904
Effect of tax exemption granted to the Group	(903,079)	(599,149)

Income tax	$255,230	$183,755

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

10. SEGMENT INFORMATION

The Company has contracted with customers usually in two revenue segments altogether, one is for the construction and installation of gas facilities and another one is the subsequent sales of gas to that customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue recognition and distinctive from each other for the relevant cost-and-revenue to be incurred and hence separate calculation and subsequent payment of fees for respective business without any interdependence on each other in this respect.

For management purposes, the company is currently organized into two major operating divisions - gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

2007	Gas pipeline	Sales of
	construction	piped gas	Consolidated

Turnover	$5,997,716	4,888,896	10,886,612
Cost of sales	(1,348,258)	(4,348,660)	(5,696,918)

Segment result	$4,649,458	540,236	5,189,694

2006	Gas pipeline	Sales of
	construction	piped gas	Consolidated

Turnover	$3,104,605	1,866,551	4,971,156
Cost of sales	(469,824)	(1,379,304)	(1,849,128)

Segment result	$2,634,781	487,247	3,122,028

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

Item 2.  Management’s Discussion and Analysis

For the three months ended September 30, 2007

Overview

Asmeasured by net revenue, net income, and the other categories of performance set forth below, our business enjoyed significant growth during the three- and nine-month periods ended September 30, 2007. The third quarter is traditionally a strong season for the company, as the company begins to earn most of its connection fees of the year through the year end with the completion of gas pipeline construction.

Construction of pipelines and gas stations usually begins during late first quarter and early second quarter, after being largely inactive in the first quarter due to the cold weather in the northern PRC, where most of our operations are located. The bulk of the revenue from these operations, however, is not generated until later in the year, when further stages of the construction process have been completed.

For the three months ended September 30, 2007, net sales increased 63% to $5,652,240 compared to same period last year. Net profit increased 36% to 2,634,599 during the same three months ended September 30,2007 compare to same period last year.

For the first nine months of the year, net sales increased 119% to $10,886,612 compared to same period last year. Net profit increased nearly 50% to $3,254,796 during the same nine months ended September 30, 2007 compared to the same period last year.

The strong performance was due to our strategic acquisitions and new construction at existing project locations. During the nine months ended Sep 30, 2007, we constructed natural gas pipelines connected to 21,629 residential households, as compared to 12,010 new household connections during the same period in 2006. As of Sep 30, 2007, our distribution network included 69,860 connected users, compared to 35,707 connected users one year earlier.

RESULTS OF OPERATIONS
Three Months Ended Sep 30, 2007 Compared to Three Months Ended Sep 30, 2006

Net Revenues
We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Total net revenue for the three months ended September 30, 2007 was $5,652,240, compared to $3,471,616 for the same period in 2006, representing an increase of 63%. The increase was due to new customers connecting to our gas distribution network and new customers purchasing our natural gas. During this period, we connected 15,043 new residential households to our gas distribution network, resulting in total connection fees of $4,011,844. Gas sales during the period amounted to 6.45 million cubic meters, or $1.64 million.

In comparison, during the same period one year ago, we connected 10,500 new residential households to our gas distribution network, resulting in total connection fees of $2,745,948. Gas sales during the period amounted to 2.69 million cubic meters, or $0.73 million.

The following table summarizes our net revenue during the periods indicated:
	For the three months ended Sep 30
	2007		2006		Change
( $ thousand)	US$	%	US$	%	%
Total Revenue	5,652.2	100%	3,471.6	100%	63%
Connection Fees	4,011.8	71%	2,745.9	79%	46%
Gas Sales	1,640.4	29%	725.7	21%	126%

Connection fees

Connection fees during three months ended Sep 30, 2007 were $4,011,844, representing an increase of 46% from $2,745,948 for the same period last year. Connection fees accounted for approximately70% of total revenue during the period, compared with approximately 79% for the same period in 2006.

We had connected a total of 15,043 new residential households during the three months ended September 30, 2007 in the twenty-four cities where we have developed or acquired gas distribution network. During the three months ended September 30, 2007, Peixian Weiye Gas Co., Ltd (Peixian Weiye), one of our subsidiaries, located in Peixian, Jiangsu Province, had connected 5,990 new residential households, generating $2 million connection fees.

In July, Sino Gas, through Peixian Weiye, signed agreement with Shanghai Datun Energy Co., Ltd., one of our major customers in Pei Xian to connect additional 6,000 households, the second phase of connecting a total of 18,000 new households for the customer.

In July 2007, we established a new subsidiary, Baishan Zhong Ran We Ye Gas Co., Ltd. ('Baishan Gas'), in Baishan City, Jilin Province, and acquired all of the operating assets of Baishan Gas Co., Ltd. ('Baishan'), a local gas operator,. Since then , we have developed 6,100 new residential households by the end of September 30, 2007, generating $1.1 million connection fees.

Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, connected 1,350 new residential households in the three months ended September 30, 2007, resulting in approximately $413,500 to our total connection fees.

Gas sales

We sold approximately 6.45 million cubic meters of natural gas to our customers during the three months ended September 30, 2007, accounting for roughly $1.64 million, or 15% of total net revenue. In comparison, gas sold in the three months ended September 30, 2006 totaled 2.69 million cubic meters, accounting for $0.73 million, or 6.7%, of net revenue. Gas sales increased $0.9 million, or 126%, from the same period one year ago.

Among the total gas sales, industrial users accounted for $0.83 million, residential users accounted for $0.39 million. The rest, most of which was sold through other gas distributors, accounted for $0.43 million. In comparison, during the three months ended September 30, 2006, industrial users accounted for $0.49 million gas sales, residential users accounted for $0.1066 million and others accounted for $0.128 million.

Gas sales from industrial users increased 70% percent, as we developed one new industrial user and two of our industrial users increased their gas consumption.

Cost of Revenue

Our cost of revenue, which includes cost of connections and cost of natural gas sales, was $1,965,085 for the three months ended September 30, 2007.

The table below sets forth our cost of revenues for the periods indicated:
	For the three months ended September 30,
	2007		2006
($ thousands)	US$	%	US$	%
Cost of Revenue	1,965.1	100%	865.6	100%
Connection Cost	707.7	36%	405.6	47%
Gas Cost	1,257.4	64%	460	53%

Cost of Connections

Our cost of connections during the three months ended September 30, 2007 was $0.7 million, or 36% of total cost of revenue. By comparison, the cost of connections during the three months of 2006 was $0.4 million, or 47% of total cost of revenue.

Cost of connection increased around 74% from the same period one year ago, due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales increased 173% to $1.26 million during the three months ended September 30, 2007 from the same period in 2006, when it was $0.46 million and 53% of total cost of revenue. This increase, which outpaced the 126% increase in sales of natural gas during the same interval, is largely due to the addition of gas delivery trucks acquired for approximately RMB 12 million ($1.58 million), the depreciation of which added to our cost of natural gas sales. We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The purchase price that gas distributors pay for natural gas, which is set by the PRC government, is approximately RMB 1.6 to 1.9 ($0.21 to $0.25) per cubic meter. Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively stable at RMB 0.55 ($0.072) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain constant in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to customers in sufficient numbers to offset those costs

Gross Profit

	For the three months ended September 30,
	2007		2006
($ thousand)	US$	%	US$	%
Gross Profit	3,687	100%	2,606	100%
Connection	3,304	90%	2,340	90%
Gas	383	10%	266	10%

During the three months ended Sep 30, 2007, gross profit was $3.69 million, an increase of approximately 40% from the same period of 2006. Gross profit from connection fees is $3.3 million for the three months ended September 30, 2007, accounting for 90% of total gross profit. In comparison, gross profit from connection fees was $2.34 million for the three months ended September 30, 2006, accounting for 90% of total gross profit. Gross profit from gas sales was $0.38 million, compared to $0.27 million in the same period of 2006.

Gross margin during the three months ended September 30, 2007 is 65%, compared to 75% during the three months ended September 30, 2006. Gross margin for connection fees for the third quarter of 2007 was 82%, as compared to 85% for the same quarter of 2006.

The decrease of connection gross margin are because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher.

Gross margin for sales of natural gas was 23% during the same period, compared with 37% in the same period of 2006. The decrease was due to the relatively higher depreciation for delivery trucks described above.

Sale and marketing expenses

Our sale and marketing expenses in the three months ended September 30, 2007 were $176,700 and approximately 3.13% of our net sales, compared with $39,700 , or 1.14% of net sales in the same period of 2006. This increase of sale and marketing expenses was principally due to increases in marketing-related fees, including travel and communications resulting from expansion of our business.

General and administrative expenses

General and administrative expenses were $0.62 million for the three months ended September 30, 2007, which was 41% higher than $0.44 million for the same period last year. The increase was largely due to the increase in the number of operating subsidiaries we own, from 13 to 26, which led to increases in salary, social insurance, traveling expenses and other expenses. The increase was also due in part to increased depreciation relating to new assets described above.

General and administrative expenses equaled 11% of our net sales in the three months ended September 30, 2007, compared with 13% in the same period one year ago. The reduction in general and administrative expenses relative to net sales was due to economies of scale as a result of the expansions of our business described above.

Income Tax

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 2005 and 7.5% from 2005 to 2007. The income tax rate is expected to be 15%, the standard rate for foreign high-tech enterprises.

The income tax rate of our subsidiaries is 18-33%, except for Beijing Chenguang and Beijing Gas, because Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to a favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the nine months ended September 30, 2007 was $2.63 million, representing an increase of 37% from $1.93 million in the same period in 2006. The increase can be attributed to the continuous growth of our existing markets and the acquisitions we have made. Due to the seasonal nature of our business, management believes it is likely that net income will continue to increase substantially in the fourth quarter of 2007.

Net profit margin is 47%, compared with 56% for the same period one year ago.

Nine Months Ended Sep 30, 2007 Compared to Nine Months Ended Sep 30, 2006

Net Revenue

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Total net revenue for the nine months ended Sep 30, 2007 was $10,886,612, compared to $4,971,156 for the same period in 2006, representing an increase of 119%. The increase was due to new customers connecting to our gas distribution network and new customers purchasing our natural gas. During this period, we connected 21,629 new residential households to our gas distribution network, resulting in total connection fees of $5,997,716. Gas sales during the same period amounted to 18.18 million cubic meters, or $4,888,896. In comparison, during the same period one year ago, we connected 12,010 new residential households to our gas distribution network, resulting in total connection fees of $3,104,605. Gas sales during the period amounted to 6.81 million cubic meters, or $1,866,551.

The following table summarizes our net revenue during the periods indicated:

	For the nine months ended Sep 30
	2007		2006		Change
( $ thousand)	US$	%	US$	%	%
Total Revenue	10,886.6	100%	4,971.2	100%	119%
Connection Fees	5,977.7	55%	3,104.6	62%	93%
Gas Sales	4,888.9	45%	1,866.6	38%	162%

Connection fees

Connection fees during nine months ended Sep 30, 2007 were $5,997,71, representing an increase of more than 93% from $3,104,605 for the same period last year. Connection fees accounted for approximately 55% of total revenue during the period, compared with approximately 62% for the same period in 2006.

We had connected a total of 21,629 new residential households during the first nine months of the year in the twenty-four cities where we have developed or acquired gas distribution network. During the nine months ended September 30, 2007, Peixian Weiye Gas Co., Ltd (Peixian Weiye), one of our subsidiaries, located in Peixian, Jiangsu Province, had connected 9,154 new residential households, generating $2.8 million connection fees.

In July, Sino Gas, through Peixian Weiye, signed agreement with Shanghai Datun Energy Co., Ltd., one of our major customers in Pei Xian to connect additional 6,000 households, the second phase of connecting a total of 18,000 new households for the customer.

In July 2007, we established a new subsidiary, Baishan Zhong Ran We Ye Gas Co., Ltd. ('Baishan Gas'), in Baishan City, Jilin Province and acquired all of the operating assets of Baishan Gas Co., Ltd. ('Baishan'), a local gas operator. Since then, we have developed 6,100 residential households by the end of September 30, 2007, generating $1.1 million connections fees.

Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, connected 2,837 new residential households in the nine months ended September 30, 2007, which accounted for $886,900 for total connection fees.

All the connections fees we have earned are from residential households during the first nine months of the year. Below is a list of our top five customers with respect to connections fees:

1)
Shanghai Datun Energy Co., Ltd in Peixian, Jiangsu Province. During the nine months ended September 30, 2007, we had connected 8,780 new residential households, generating connection fees of $2.74 million.

2)
Shijiazhuang Jinshe Real Estate Co.,Ltd in Shijiazhuang, Hebei Province. During the nine months ended September 30, 2007, we had connected 834 new residential households, generating connection fees of $282,400.

3)
Baishan Kaixia Real Estaate Co., Ltd in Baishan, Jilin Province. During the nine months ended September 30, 2007, we had connected 1,250 new residential households, generating connection fees of $228,400.

4)
Baishan Jiahe Real Estate Co., Ltd in Baishan, Jilin Province. During the nine months ended September 30, 2007, we had connected 1,156 new residential households, generating connection fees of $210,900.

5)	Hebei Dihua Real Estate Co., Ltd in Luquan, Hebei Province. During the nine months ended September 30, 2007, we had connected 642 new residential households, generating connection fees of $158,700.

Gas sales

We sold approximately 18.2 million cubic meters of natural gas to our customers during the nine months ended September 30, 2007, accounting for roughly $4.9 million, or 45% of total net revenue. In comparison, gas sold in the first nine months of 2006 totaled 6.8 million cubic meters, accounting for $1.86 million, or 38%, of net revenue. Gas sales increased $3 million, or 162%, from the same period one year ago.

Among the total gas sales, industrial users accounted for $1.98 million, residential users accounted for $1.19 million. The rest, most of which was sold through other gas distributors, accounted for $1.72 million.

In comparison, during the nine months ended September 30, 2006, industrial users accounted for $1.3 million gas sales, residential users accounted for $307,000 and others accounted for $243,600.

Gas sales from industrial users increased 52% percent, as we developed one new industrial users and two of our industrial users increased their gas consumption. We had four industrial users as of September 30, 2007, as compared to three as of September 30, 2006.

The following table summarizes our gas sales during the periods indicated:

	For the Nine months ended September 30
	2007		2006
($ thousand)	US$	%	US$	%
Gas Sales
Industrial users	1,975.9	40%	1,315.9	71%
Residential users	1,189.1	25%	307.1	16%
Others	1,723.9	35%	243.6	13%
Total	4,888.9	100%	1,866.6	100%

The four industrial users account for 40% of our total gas sales. The daily gas consumption of industrial users is far higher than that of the residential households, as the gas is heavily used for industrial production.

The table below provides information about our industrial users for natural gas:

Industrial Projects	Gas Sales (1000 M³)	Gas Sales ($1,000)

Hebei Zhonggang	5,376.2	1,611.6
Hebei Tangshan Changsheng	712.2	212.3
North China Petro First Machinery	423.6	112.3
Langfang Elite	142.4	39.7

For the nine months ended September 30, 2007, gas sales from Hebei Zhonggang is $1.6million, 45% higher than $1.1 million during the same period one year ago, as the company increased its production. We just completed the second phase construction of gas distribution infrastructure for Hebei Zhonggang, which will increase our gas supply capacity from 30,000 cubic meters per day to 50,000 cubic meters. Gas sales from Hebei Tangshan Changsheng is $212,3 00, slightly higher than $210,400 in the same period one year ago.

Langfang Elite began to use gas from April this year and North China Petro First Machinery began to use gas from June this year.

Cost of Revenue

Our cost of revenue, which includes cost of connection and cost of natural gas sales, was $5,696,918 for the nine months ended September 30, 2007.

The table below sets forth our cost of revenues for the periods indicated:
	For the Nine months ended September 30,
	2007		2006
($ thousands)	US$	%	US$	%
Cost of Revenue	5,697.0	100%	1,849.1	100%
Connection Cost	1,348.3	24%	469.8	25%
Gas Cost	4,348.7	76%	1,379.3	75%

Cost of Connections

Our cost of connection during the nine months ended September 30, 2007 was $1.35 million, or 24% of total cost of revenue. By comparison, the cost of connection during the nine months of 2006 was $0.47 million, or 25% of total cost of revenue.

Cost of connection increased around 187% from the same period one year ago, due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales increased 215% from the nine months ended September 30, 2006, when it was $1.38 million and 75% of total cost of revenue. This increase, which outpaced the 162% increase in sales of natural gas during the same interval, is largely due to the addition of gas delivery trucks acquired for approximately RMB 12 million ($1.58 million), the depreciation of which added to our cost of natural gas sales. We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The purchase price that gas distributors pay for natural gas, which is set by the PRC government, is approximately RMB 1.6 to 1.9 ($0.21 to $0.25) per cubic meter. Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively stable at RMB 0.55 ($0.072) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain stable in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to new customers in sufficient numbers to offset those costs

For the nine months ended September 30, 2007, we have purchased a total of 9.75 million cubic meters of natural gas, about 75% of which were purchased from North China Oil Field Fourth Oil Extraction Plant of Petro China in the form of CNG (Compressed Natural Gas).

We signed a ten-year gas supply agreement in 2003. At the beginning of each year in the ten-year contract period, we negotiate with Petro China on the price and supply amount according to market conditions. In 2007, Petro China will supply a total of 10 million cubic meters of natural gas at RMB 1.55 ($0.204) per cubic meter between April 1 and October 31 and RMB 1.65 ($0.217) per cubic meter during the rest of the year.

Gross Profit

	For the nine months ended September 30,
	2007		2006
($ thousand)	US$	%	US$	%
Gross Profit	5,190	100%	3,122	100%
Connection	4,650	90%	2,635	84%
Gas	540	10%	487	16%

During the nine months ended Sep 30, 2007, gross profit was $5.19 million, an increase of approximately 66% from the same period of 2006. Gross profit from connection fees is $4.65 million for the first nine months of 2007, accounting for 90% of total gross profit. In comparison, gross profit from connection fees was $2.63 million for the first nine months of 2006, accounting for 85% of total gross profit. Gross profit from gas sales was $0.54 million, compared to $0.49 million in the same period of 2006.

Gross margin during the nine months ended September 30, 2007 is 47.7%, compared to 62.8% during the nine months ended September 30, 2006. Gross margin for connection fees for the first nine months of 2007 was 77.5%, compared to 84.9% for the first nine months of 2006.

The decrease of connection gross margin are mainly because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. As we develop more households in the cities, the margin will be improved.

Gross margin for sales of natural gas was 11% during the same period, compared with 26% during the same period of 2006, due to the relatively higher depreciation for delivery trucks described above.

Sale and marketing expenses

Our sale and marketing expenses in the nine months ended September 30, 2007 were $376.2 thousand and approximately 3.45% of our net sales, compared with $66,500 and less than 1.34% of net sales during the same period of 2006. This increase of sale and marketing expenses was principally due to increases in marketing-related fees, including travel and communications resulted from expansion of our business.

General and administrative expenses

General and administrative expenses were $1.31 million for the nine months ended September 30, 2007, which was 90% higher than $0.69 million for the same period last year. The increase was largely due to the increase in the number of operating subsidiaries we own, from 13 to 26, which led to increases in salary, social insurance, traveling expenses and other expenses. The increase was also due in part to increased depreciation relating to new assets described above.

General and administrative expenses equaled 12% of our net sales in the first nine months of 2007, compared with 13.6% in the same period one year ago. The reduction in general and administrative expenses relative to net sales was due to economies of scale as a result of the expansions of our business described above.

Income Tax

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 2005 and 7.5% from 2005 to 2007. The income tax rate is expected to be 15%, the standard rate for foreign high-tech enterprises.

The income tax rate of our subsidiaries is 18-33%, except for Beijing Chenguang and Beijing Gas.. Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the nine months ended September 30, 2007 was $3.25 million, representing an increase of 48.71% from $2.19 million in the same period in 2006. The increase can be attributed to the continued growth of our existing markets and the acquisitions we have made. Due to the seasonal nature of our business, management believes it is likely that net income will continue to increase substantially in the fourth quarter of 2007.

Net profit margin is 30%, compared with 44% for the same period last year.

Liquidity and Capital Resources

As of September 30, 2007, cash and cash equivalents were $16.47 million, an increase of $12.84 million from $3.64 million as of December 31, 2006 which was due to the increase in cash flow from operating and financing activities, partly offset by our investment activities.

We have the following major financing activities during the first nine months of the year: we completed equity financing of $18.77 million in September, 2007 and the net proceeds of the financing for the company is $13.79 million; in May we received $3 million in gross proceeds and $2.3 million in net proceeds from the exercise of warrants by investors; we took out a one year loan in the amount of RMB 20 million (approximately $2.6 million), accruing interest at an adjustable rate (currently at 6.0225% per year), with interest payable quarterly, from Industrial Bank, Beijing Branch; during the quarter ended March 30, 2007, we repaid an RMB 20 million (approximately $2.6 million) short-term loan from Shenzhen Development Bank.

We used the funds raised for acquisitions and project developments. During the first nine months of 2007, we have paid out about $8 million for investment and acquisition, including $2.5 million for the acquisition of Beijing Chenguang, $2 million for investment in Baishan city, $1 million for investment in Guannan city and $2.5 million for investment and acquisitions of 9 other small city projects.

Cash flow from operating activities during the nine months ended September 30, 2007 is $8.35 million, an increase of $4.87 million from the end of 2006.

Accounts Receivable

Accounts receivable as of September 30, 2007 were $6.33 million, representing a decrease of $0.2 million from $6.53 million as of December 31, 2006. This decrease is primarily due to our seasonal business cycle, in which many accounts receivable are recorded upon completion of construction projects in the fourth quarter, and are collected in the second quarter of the following year. The term of most of our accounts receivable is one year. As of the end of the second quarter, accounts receivable dated from 2006 had been mostly collected, and the remainder were primarily warranty payments. A warranty payment is the final payment that a customer makes for a construction project. It consists of the final 10% of the total project cost, and it becomes payable one year after construction has been completed, provided that no significant problems with the construction have arisen during the year.
As we expect to see a relative large number of connections completed during the fourth quarter, account receivable is expected to rise sharply during the fourth quarter.

Notes Receivable
Notes receivable of $0.62 million as of September 30, 2007 is the Note issued by Hebei Zhonggang for its use of gas. The Note will be duly honored by bank.

Other Payables

Other payables as of September 30, 2007 were $5.7 million, an increase of $3.9 million from the end of 2006. This increase is due to our acquisition of Beijing Chenguang, in connection with which we are scheduled to make an additional payment of $0.93 million. Also, the former operator of Baishan city gas distribution system we acquired in July transferred its fixed assets valued at around $3.7 million to our company.

Item 3. Controls and Procedures.

a) Evaluation of Disclosure Controls. Yuchuan Liu, our Chief Executive Officer and Fang Chen, our Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2007 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Yuchuan Liu and Fang Chen concluded that our disclosure controls and procedures were effective as of September 30, 2007.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 7, 2007, Sino Gas International Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement with a number of institutional investors (the “Investors”) providing for the sale to the Investors of a total of 8,340,762 shares of the Company’s Common Stock (the “Shares”) for an aggregate purchase price of $18,766,700 (or $2.25 per Share). For reference, please see 8-K report filed by the Company on September 10, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-QSB.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

33.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on November 16, 2007.

SINO GAS INTERNATIONAL HOLDINGS, INC.

By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer