Form 10KSB/A
period 2006-12-31
Sino Gas International Holdings, Inc.
filed 2007-12-07
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐

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

Documents incorporated by reference: Please refer to notes at the end of exhibits table.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Explanatory Notes: This Form 10-KSB/A is filed to respond to the Commission’s comments issued in April 2007.

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

At and for the year ended December 31,
	2006	2005
	(in US$ millions)	(in US$ millions)
Connection fees (as % of total Sales)	7.22(66%)	8.2 (75.2%)
Gas sales	3.65(34%)	2.7 (24.8%)
Other sales	—	—

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

The following table presents Beijing Gas’s costs of sales for the periods indicated:

	At and for the year ended December 31,
	2006	2005
	(in US$ millions)	(in US$ millions)
Gas cost	2.84	2.53
Connection cost	1.55	1.57

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

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. A separate subsidiary with nominal operations, Pegasus Tel, owns and operates payphones. We did spin off Pegasus Tel in the form of a dividend to our shareholders of record as of August 30, 2006.  Please refer to our Schedule 14 (c) filed on May 4, 2007.

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

The PRC’s heavy reliance on coal is out of line with world consumption rates for the same time period which was 22.2% (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. An air pollution study conducted by the World Health Organization in 1998 showed that seven of the 10 most polluted cities in the world were located in the PRC. As such, there have been serious environmental concerns in many countries around the world and resulted in a global trend to reduce coal usage. In consideration of such trends, the PRC set out a policy to raise the share of natural gas in the country’s energy mix in its Ninth 5-Year Plan (1996-2000). At the local government level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits. Before 2000, the gas distribution had principally been served by local municipal governments. Since then, the industry has been open to private sector, whose investments have fostered the wide use of natural gas in the PRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

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

Methodology and practices to increase operating efficiency and safety standards.

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

Item 4. Submission of Matters to a Vote of Security Holders

On September 16, 2006 the majority shareholders of the Company resolved to approve and authorize the following actions:

•	to change the name of the Company from Dolce Ventures, Inc. to Sino Gas International Holdings, Inc. (the “Name Change”).

•
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

As of March 31, 2007, there were 658 holders of record of our common stock.

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

As of March 31, 2007, there were 658 holders of record of our common stock.

we have not issued equity based incentive compensation.

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

Overview

We are engaged in the development of natural gas distribution systems in small- and medium-sized cities in China, as well as the distribution of natural gas to residential, commercial and industrial customers in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. We also have a subsidiary, Pegasus Tel, Inc. which owns and operates payphones. We did spin off our payphone operation by making a dividend of the Pegasus Tel, Inc. shares to our shareholders of record as of August 30, 2006. Please see our Schedule 14 (c) filed on May 4, 2007. Because the operations of Pegasus Tel, Inc. are negligible, the discussion and analysis in this section is focused on our natural gas business operated by Beijing Gas and its subsidiaries in China. Please refer to the section titled “Organization and Business of the Company” of this annual report for more details regarding the reverse merger transactions and our corporate structure and history.

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

Sino Gas expands mainly through merger and acquisition activities.

In 2006, several planned Merger and Acquisition activities could not be fulfilled as a result of delayed financing from investors, which results in "remained flat or decreased" financial health.

Other financial measures the company uses to monitor its performance are the growth in sales, costs, gross profit, profit before taxation and net profit, and the selling expenses to sales ratio going down.

	For the 12 months ended December 31,
	2006	2005	Change
	US$	US$%
Net Sales	10,870,718	10,907,289	-0.34%
Gross Profit	6,481,576	6,811,938	-4.85%
Operating Income	5,162,260	5,800,949	-11.01%
Net Income	5,165,757	5,702,433	-9.41%
Gross Margin	59.62%	62.45%	-2.83%
Net Margin	47.52%	52.28%	-4.76%

The increase in revenues is mainly driven by increase in connection fees. Below is a list of top five projects in terms of contributions to our connection revenues in 2005:

Industrial project:

Hebei Zhonggang Co., Ltd, Hebei Province, $1.7million

Residential projects:

Jingxi Residential Area Real Estate Management Center, Miyun County, Beijing, $0.24million
Peixian Tianma Real Estate Management Center, Pei County, Jiangsu Province, $0.69 million
Xuzhou Jinxiu Real Estate Co., Ltd, Pei County, Jiangsu Province $0.7million
Beijing Xincheng Yuanjing Real Estate Co., Ltd. Beijing, $0.6million

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

	For the 12 months ended December 31,
(In $ million)	2006		2005		Change
	US$	%	US$	%	%
Net Sales	10.87	100%	10.91	100%	-0.37%
Connection Fees	7.22	66%	8.21	75%	-12.06%
Gas Sales	3.65	34%	2.70	25%	35.19%

We typically sell natural gas to customers after we completed connection service. We treat them as two separate businesses, based on the following reasons:

1, Different cost structure, the gas cost is just the cost we purchased from supplier plus the delivery cost; but for the connection service, it is consisted of the construction cost we paid. It is hard to match the cost with revenue when put this two business together

2, Different revenue recognition measure method; the gas revenue is recognized periodically based on the volume used by customers, and the connection revenue is recognized based on the completion of the pipeline construction.

Natural gas distribution industry in China is heavily capital-driven. Before the company distributes gas to any users, it needs to build the gas distribution infrastructures, like the city pipelines, gas stations, which require heavy investment. Connection fees are generated when the company completes the construction of pipelines into the residential areas and residential buildings under the agreements signed with real estate developers. The up-front investment will be recovered when the number of connected residential households reaches to a break-even level.

Our business performance has significant seasonality feature. During the winter season, most of our building activities are halted due to cold weather. The connection activities pick up from late March and completes in the second half of the year. As a result, we recognize most of our connections fee revenues in the third and fourth quarter. Also, gas consumption by residential users is seasonally higher in winter season than other seasons, as more gas is consumed for heating purpose.

The situation will be the same in the near term.

Connection Fees

In 2006, 54% of revenues were recognized in the fourth quarter, due to higher connection fees and gas sales during the season. And we expect it will recur in the future.

The majority of connection fee revenue recognized in the third quarter and fourth quarter, with fourth quarter historically being the largest quarter, due to the following reasons:

1. Most connection fee revenue comes from pipeline connection built into new residential condos. Connection fee revenue correlated with level of residential condo construction.

2. In our markets (northern China), construction activities halt in winter (December - early March). Developers start construction in late March and complete construction in November-December.

Gas consumption is historically higher in winter months and lower in summer months, due to heating demands during winter in Northern China.

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

Had we been able to invest in the second industrial project as planned, our revenues would have increased by approximately $400,000. Expanding into the middle-sized city would have added approximately 4,000 residential household users to our customer base and contributed approximately $1 million to our net sales in 2006. We therefore would have had recognized approximately $1.4 million in additional net sales if our financing had occurred as planned and on schedule.

We had been in touch with two potential industrial users before the financing completes. Due to the late coming of financing proceeds and the capital needs for the connection service provided to the industrial projects, we were only able to get hold of one of them and lost the other one to our competitors. The one we have signed with is Qingxian North China Petroleum Machineries Co. (“Qingxian”), which generated $0.69 million in connection fees in 2006. We estimate the connection fees from the second industrial project would have been about $400,000 if we had been able to provide service to it.

We were also in talks with a middle-sized city project in the middle of the year. The city was also lost to our competitors due to the late coming of our financing. We estimate the city would bring us additionally 4,000 new residential households in 2006 if successfully developed, thus generating about $ 1million to our net sales.

The industrial and city project together would bring us approximately $1.4 million in additional net sales in 2006 if we had completed the financing as planned.

	For the 12 months ended December 31,
(in US$ millions)	2006		2005		Change
	US$	%	US$	%	%
Connection Fees	7.22	100%	8.21	100%	-12.06%
Residential Users	6.53	90%	6.31	77%	3.49%
Industrial Users	0.69	10%	1.9	23%	-63.68%

With regard to the source of connection fees, $6.53 million, or 90% of total connection fees, came from the development of new residential users in 2006, an increase of 3.49% from prior one-year period. We connected 24.5 thousand residential users in 2006, an increase of approximately 3,000 users from 2005. Expanding into the middle-sized city would have added approximately 4,000 residential household users to our customer base and contributed approximately $1 million to our net sales in 2006. We therefore would have had recognized approximately $1.4 million in additional net sales if our financing had occurred as planned and on schedule.

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

	For the 12 months ended December 31,
($ million)	2006		2005		Change
	US$	%	US$	%	%
Gas Sales	3.65	100%	2.7	100%	35.19%
Residential Users	0.85	23%	0.74	27%	14.86%
Industrial Users	1.98	55%	0.31	12%	538.71%
Others	0.82	22%	1.65	61%	-50.30%

Cost of sales

Cost of sales in fiscal 2006 was $ 4.39 million, an increase of $ 0.29 million, or 7%, from $4.1 million in fiscal 2005.

	For the 12 months ended December 31,
($ million)	2006		2005		Change
	US$	%	US$	%	%
Cost of Sales	4.39	100%	4.1	100%	7.07%
Connection Cost	1.55	35%	1.57	38%	-1.27%
Gas Cost	2.84	65%	2.53	62%	12.25%

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

The table below details our major gas suppliers in 2006 and 2005:

Supplier	2006	2005
North China Oilfield, PetroChina	$1,910,645.87	$1,409,677.47
Hebei Natural Gas Co. Ltd	$115,593.50	$170,945.79

Gross Income

Gross income decreased slightly, from $6.81 million in 2005 to $6.48 million for 2006.

	For the 12 months ended December 31,
($million)	2006		2005		Change
	US$	%	US$	%	%
Gross Income	6.48	100%	6.81	100%	4.26%
Connection	5.67	88%	6.64	98%	-14.61%
Gas	0.81	12%	0.17	2%	376.47%

Gross income from connection operations decreased 14.6%, from $6.64 million in 2005 to $5.67 million in 2006, and accounted for 88% of total gross income in 2006. The decrease was due to the lower-than-expected increase in industrial customers described above.

Gross income from gas sales increased 376%, from $170,000 in 2005 to 810,000 in 2006, accounting for 12% of total gross income in 2006, . The substantial increase was due to effective cost-control measures, reduced gas leakage in transportation and storage, and a change in the make-up of our customer base to include a greater proportion of higher-margin customers.

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

	For the 12 months ended December 31,
($ million)	2006	2005	Change
	US$	US$	%
General & administrative expenses	1.22	0.87	40.23%

We expect that general and administrative expenses will continue to grow in year 2007, as we expand our business and engage in more financing activities.

The General & Administrative expenses mainly consist of the office, support function expense and Financing expense, with the financing expense increased fast mainly due to the financing activity in Year 2006.

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

In the cash flow from the financing activity, we would like to explain it based on Cash flow statements items. For the item of" Cash flow from Financing activities", there are two material items. The first one is "Issuance of common stock" with the amount of "$7.43M". It is from the activity of the equity financing in September and October. The second one is "Bank borrowing" with the amount of "$2.43M". It is from the activity of short term loan from local banks, for the operational purpose in later 2006. The interest rate is 5.022%. The repayment of the loan is in May 2007. We repaid the loan in full in March 2007.

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

The half-year bank loan, with the interest rate of 5.022% per annum, is due on May 22, 2007. Interest expense for the loan was $9,522 for the year ended December 31, 2006. We repaid the loan in full in March 2007.

The company paid $681,250 owed to Shenzhen Shi Yi Long Da Co., Ltd. with our normal operating proceeds and $500,409 owed to Beijing Qian Shi Li Technology Development Co., Ltd. with the September and October 2006 financing proceeds.

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

Item 10. Executive Compensation

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary		Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu - President & CEO	2006	$22,800		$1,913	—	—	—	$24,713
	2005	$19,000		$750				$19,750
Li Shuwang	2006	$11691	*	$1,913	—		—	$13604
	2005	$18304		$750				$19054

* Mr. Li only worked for the Company from January to September of 2006.

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
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock(1)	Common Stock (2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

GAS (BVI)		238,371			1.62%

Eloten Group Ltd.		6,632,460			44.40%
Leading King Investment Limited		5,474,300			36.65%
Vision Opportunity Master Fund, Ltd.	3,205,829	14,229,910		79.68%	49.20%

Directors and Executive Officers
Liu Yu Chuan		6,632,460	(5)(6)		45.14%
Sun Quan Dong		5,474,300	(7)(8)		37.26%
Zhong Zhi Min		400,113	(3)		2.72%
Zhou Zhi Cheng		-
Bian Shu Kui		176,850	(3)		1.20%
Chen Fang		66,693	(3)		0.45%
Chen Wei Guo		-	(3)		-
John Kuhns		808,697	(4)	4.24%	4.16%

All Directors and Executive Officers		13,559,114		4.24%	87.33%

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

Kuhns Brother acted as a placement agent for helping the company complete the Reverse Takeover and PIPE transactions.

Pursuant to a Consulting Agreement dated as of August 8, 2006 that we entered into with Kuhns Brothers, Inc., Kuhns Brothers is entitled to receive an aggregate of 635,822 shares of Series B Stock and a warrant to purchase an aggregate of 241,708 shares of our common stock at $3.84 per share. In May 2007, Kuhns Brothers received 109,489 warrants with exercise price $2.74. by helping the company with a $3 million financing through arranging the early exercise of Warrant J held by Vision Opportunity Master Fund, Ltd..

Kuhns Brothers was not an underwriter but was acting as a placement agent.

Consulting Agreement

Kuhns Brothers provide the following three types of consulting service: financial advisory, Merger &Acquisition and strategic planning. Kuhns distribute the shares to its affiliates. Pursuant to a Consulting Agreement dated as of August 8, 2006 that we entered into with Kuhns Brothers, Inc., Kuhns Brothers is entitled to receive an aggregate of 635,822 shares ($2.74 per share) of Series B Stock. Kuhns Brothers designated the following persons to receive a portion of these series B convertible preferred shares:

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

Mr. Zhou Zhicheng, as the company’s Chief Operating Officer, was not instrumental with the acquisition of Chenguang on behalf of the company. The acquisition decision was made by the board, of which Mr. Zhou is not a member. The decision to purchase Beijing Chenguang was made before Zhou Zhicheng joined the Company and the Company finalized the purchase of Beijing Chenguang with fair consideration.

The company did due diligence with Beijing Chenguang, researched on the markets that Beijing Chenguang had developed and used financial measures to ensure Beijing Chenguang qualify our criteria for acquisition.

Information relating to compliance with Section 16(a) of the Exchange Act

None.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.*

3.2	Bylaws.*

3.3	Specimen of Common Stock certificate.*

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock.*

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

3.6	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

4.1	Form of Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.*

4.2	Form of Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.*

4.3	Form of Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.*

4.4	Form of Series A Warrant*

4.5	Form of Series B Warrant*

4.6	Form of Series C Warrant*

4.7	Form of Series D Warrant*

4.8	Form of Series J Warrant*

4.9	Form of Warrant issued to Kuhns Brothers*

Exhibit No.	Description of Exhibit

10.1	Form of Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.*

10.2	Form of Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.*

10.3	Form of Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.*

10.4	Form of Engagement Letter dated May 22, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.*

10.5	Form of Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.*

16.1	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.*

16.2	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.*

21.1	List of Subsidiaries

23.1	Consent of Samuel H. Wong & Co., LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Incorporated by reference from Form 8-K filed on September 13, 2007.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by the Company's current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

FISCAL 2006
Audit Fees (1)	$100,000
Audit-Related Fees	—
Tax Fees (2)	—
All Other Fees	—
Total	$100,000

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: Dec. 7, 2007	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: Dec. 7, 2007	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director

Date: Dec. 7, 2007	/s/ Chen Fang
Chen Fang
Director

Date: Dec. 7, 2007	/s/ Vincent Hu
Vincent Hu
Chief Financial Officer

Date: Dec. 7, 2007	/s/ Chen Guo Wei
Chen Guo Wei
Director

Date: Dec. 7, 2007	/s/ Sun Quan Dong
Sun Quan Dong
Director

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, AND 2005

Sino Gas International Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	Board of Directors and Stockholders of Sino Gas International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
November 23, 2007	Certified Public Accountants

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

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

								Accumulated
					Additional			other
	Preferred	stock B	Common	stock	paid-in-	Statutory	Retained	comprehensive
	shares	Amount	Shares	Amount	capital	reserves	earnings	income	Total

Balance, January 1, 2005	-	$-	14,361,646	$14,362	4,812,650	333,010	1,496,071	251	6,656,344
Net income							5,702,433		5,702,433
Appropriations to surplus
reserves						886,710	(886,710)
Foreign currency translation
adjustment								267,614

Balance, December 31, 2005	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391

Balance, January 1, 2006	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net income							5,165,757		5,165,757
Reverse acquisition							(202,678)		(202,347)
			100,439,18	100,369	100,369
Issue of stock and warrant	4,023,268	4,023			7,256,526				7,260,549
Appropriations to surplus
reserves						805,302	(805,302)
Foreign currency translation
adjustment								556,431	556,431

Balance, December 31, 2006	4,023,268	$4,023	14,692,647	$14,693	12,069,176	2,025,022	10,469,571	824,296	25,406,781

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	2006	2005
Cash flows from operating activities
Net incomes	$5,165,757	$5,702,433
Depreciation and amortization	155,374	131,865
Equity in investments	(495,651)	(404,436)
Decrease/(increase) in accounts and other receivables	106,512	(6,139,281)
Increase in accounts and other payables	355,316	3,564,302

Net cash provided by operating activities	$5,287,308	$2,854,883

Cash flows from investing activities
Purchase of plant and equipment	$(7,563,222)	$(1,065,108)
Pledge deposits	(3,124,541)	-
Payment for the construction in progress	(1,556,579)	(1,537,774)
Payment of cost of intangible assets	(20,565)	(365,145)

Net cash used in investing activities	$(12,264,907)	$(2,968,027)

Cash flows from financing activities
Issue of common stock	7,430,965	-
Bank borrowings	2,430,445	-

Net cash provided by financing activities	$9,861,410	$-

Net in cash and cash equivalents sourced/(used)	2,883,811	(113,144)

Effect of foreign currency translation on cash
and cash equivalents	183,668	15,992

Cash and cash equivalents-beginning of year	571,194	668,346

Cash and cash equivalents-end of year	$3,638,673	$571,194

Supplementary cash flow information:
Interest received	$3,268	$3,484
Interest paid	9,522	-

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

As of December 31, 2006, the particulars of the subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

GAS Investment China Co., Ltd.	The British
	Virgin Islands	6/19/2003	100	100	USD10,000,000

Pegasus Tel, Inc.	State of
	Delaware,
	USD	2/19/2002	100	100	USD 1,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 94,448,517

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Anping Weiye Gas Co., Ltd	PRC	8/4/2005	100	95	RMB 5,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Development Region Weiye Dangerous Goods Transportation Co.,	PRC	3/22/2005	100	95	RMB 1,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd	PRC	9/30/2005	100	100	RMB 2,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

(H) Investments in Equity Securities

Equity method of accounting was used to account for the investments in equity securities.

The consolidated statement of income includes the Group's share of the post-acquisition results of its associate for the year. In the consolidated balance sheet, investments in equity securities are stated at the Group's share of the net assets of the associates plus the premium paid less any discount on acquisition, less any identified impairment loss.

Goodwill arising on the acquisition of equity securities is not subject to amortization.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped gas in the People’s Republic of China.

The followings are the summarized information to assets, liabilities and results of operations of Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.

		USD	USD
		2005	2004
Assets
	Cash and banks	1075488	1670194
	Accounts and other receivables	2429426	1585790
	Inventories	531540	253756
	Deposits and prepayments	364911	444473
	Total current assets	4401365	3954213
	Investments in subsidiaries	7727242	6238232
	Construction in progress	13025058	10890674
	Intangible assets
	Fixed assets	2819009	607837
	Total assets	27972674	21690956

Liabilities
	Short term bank loans	1828532	2413564
	Accounts and other payables	3454671	2493011
	Accruals	252627	204120
	Income tax payable	166365	186347
	Deposits received	205749	106747
	Total current liabilities	5907944	5403789
	Long term liabilities	0	0
	Total liabilities	5907944	5403789

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

(L) Construction of pipelines in progress

Construction of pipelines in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to gas pipelines of fixed assets when they are put in service. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Company’s principal businesses. The Company builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees revenue from these customers. As at December 31, 2006, the pipelines under construction include mainly the projects in several cities of Hebei and Jiangsu province, and in Beijing. These projects, once completed, will significantly increase the gas supply capacity. Capital commitments in respect of these projects amounted to approximately $5 million at December 31, 2006 .

(M) Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

(N) Financial Instruments

The carrying amounts of all financial instruments are equal to the approximate fair value. The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities are approximately equivalent to the fair value of these short-term nature of terms. The carrying amounts of borrowings approximate the fair value based on the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

(P) Revenue Recognition

Our revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when services are rendered to our customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations by us exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Revenue from gas sales is recognized when gas is pumped through pipelines to the end users. Revenue from construction and installation of pipelines is recorded when the contract is completed and accepted by the customers. The construction contracts are usually completed within one to two months time.

In general for construction projects, deposits of 30% of total contract sum are received from client when the project commences. Second payment of 30% is received after the construction is completed for around 6 months. The final sum of the remaining portion normally acts as retention money for quality warrantee to the developer. The retention money would be received by the company after the 1 year warrantee period.

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

(Z) Net Income Per share

The calculation of basic and diluted net income per share is based on the net income for the three months ended September 30, 2006 and 2005 attributable to equity shareholders of $1,930,536 and $338,699 respectively, and the weighted average number of ordinary shares of 100,770,140 in issue during the three months ended September 30, 2007 and 2006.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

3. PLEDGE BANK DEPOSITS

Pledged bank deposits are restricted cash with bank for general banking facilities.

4. ACCOUNTS RECEIVABLE

For natural gas sales, it is due when the gas is sold. Normally, most of them are settled by prepayments from the customers.

In general for construction projects, deposits of 30% of total contract sum are received from client when the project commences. Second payment of 30% is received after the construction is completed for around 6 months. The final sum of the remaining portion normally acts as retention money for quality warrantee to the developer. The retention money would be received by the company after the 1 year warrantee period.

The phrase "receivables are due within one year of aging" means the receivable that are within one year of aging.

The "amounts are not due within one year" are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the year December 31, 2005 and 2004.

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

Outstanding account balances are reviewed individually for collectibles. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding notes receivable discounted with banks that are subject to recourse for non-payment.

The credit and billing policy is that, for the residential customer, we collect prepayment from customers; for the industrial customers, we settle the payment based on the contract terms signed, from 10 days to one month; for the construction business, we collect the payment from customer based on the percentage of the construction progress. The risk that business faces from inability to collect account is Operation risk in industrial customers.

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

Sundry receivables is the "the prepayment to customers".

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

7. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2005

	Land use rights	Franchises	Other intangibles	Total
Gross amount	116,443	340,625	1,487	458,555
Accumulated amortization	(16,562)	(3,613)	(1,115)	(21,290)
	99,881	337,012	372	437,265

Intangible assets consist of the following as of December 31, 2004

	Land use rights	Franchises	Other intangibles	Total
Gross amount	66,780	-	1,448	68,228
Accumulated amortization	(2,481)	-	(54)	(2,535)
	64,299	-	1,394	65,693

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility.

Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

Amortization expenses included in the general and administrative expenses for the years ended December 31, 2005 and 2004 were $18,755 and $2,535 respectively.

Estimated amortization expense for the next five years is approximately $21,290 each year.

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

2006	Gas pipeline construction	Sales of piped gas	Others	Consolidated
Turnover	$7,218,710	3,649,870	2,138	10,870,718
Cost of sales	(1,549,464)	(2,833,077)	(6,601)	(4,389,142)
Segment result	$5,669,246	816,793	(4,463)	6,481,576

2005	Gas pipeline construction	Sales of piped gas	Others	Consolidated
Turnover	$8,204,988	2,702,301	-	10,907,289
Cost of sales	(1,607,987)	(2,524,404)	-	(4,132,391)
Segment result	$6,597,001	177,897	-	6,774,898

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

No other measures of segment profit or loss and assets have been provided or reviewed by the company's chief operating decision maker.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

15. CONTINGENT LIABILITIES

The Company had contingent liabilities at December 31, 2006 of $268,628 (¥ 2,100,000) in respect of Notes Receivable discounted.

Notes receivable are bank acceptance notes. From time to time, the Company factors notes receivable to banks. At the time of the factoring, all rights and privileges of holding the receivables are transferred to the banks. The Company removes the asset from its books and records a corresponding expense for the amount of the discount, if any. The Company remains contingently liable on the amount outstanding in the event the note issuer defaults.

All of the notes receivable as at December 31, 2006 are fully settled on or before their due dates.

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

17. SUBSEQUENT EVENTS

Most recently completed fiscal year: December 31, 2006

	Sino Gas	Xiahuayuan Jinli	Percentage
Total investment	25,349,906	255,836	1.01%
Total assets	33,882,796	287,197	0.85%
Pretax income from continuing operations	5,589,041	(1,107)	-0.02%

	Sino Gas	Yuxian Jinli	Percentage
Total investment	25,349,906	1,215,222	4.79%
Total assets	33,882,796	1,235,464	3.65%
Pretax income from continuing operations	5,589,041	(91)	0.00%

	Sino Gas	Xiahuayuan Chenguang	Percentage
Total investment	25,349,906	3,325,871	13.12%
Total assets	33,882,796	4,390,762	12.96%
Pretax income from continuing operations	5,589,041	208,409	3.73%

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

17. SUBSEQUENT EVENTS (CONT’D)

	Sino Gas	Aggregate impact	Percentage
Total investment	25,349,906	4,796,930	18.92%
Total assets	33,882,796	5,913,422	17.45%
Pretax income from continuing operations	5,589,041	207,212	3.71%

Since none of the conditions exceeds 20 percent, and the aggregate impact of the individually insignificant businesses acquired since the Date of the most recent audited balance sheet filed for the registrant does not exceed 50%, financial statements are not required.

Since the financial statements of the acquired businesses are not required under Item 310.(c)(3).(i )of Regulation S-B, no pro forma financial statements are presented.

We distributed Pegasus Tel to a shareholder by a spin-off in the third quarter of 2007. And we sold Anping Weiye in February 2007.

No disclosure of discontinued operations of Pegasus Tel and Anping Weiye is necessary because the operations and cash flow of the disposed entity could not be clearly distinguished from the Sino Gas. And no significant operations or cash flows have been eliminated from the ongoing operations of Sino Gas in these disposal transactions.

As of December 31, 2006, we have the following warrants outstanding:

	Type	Term	Exercise Price	Qualities
Warrant	A	5	$3.84	3,854,599
	B	5	$5.48	1,693,723
	J	1	$3.01	3,083,588
	C	5	$4.22	3,083,588
	D	5	$6.03	1,541,794

PREFERRED B STOCKS

The company has cancelled the ratchet term (reset the conversion price upon the occurrence of certain events.) of the preferred B stocks as part of the equity financing completed in September 2007. Other than the ratchet term the rights of Preferred B stocks are basically the same as common stocks.

LIQUIDATED DAMAGE

The leading investor waived the liquidated damage provisions in the registration rights agreements. As a result, these arrangements are not accounted for.

Dolce Ventures, the shell company, had 100,770,140 common shares outstanding before the reverse merger transactions. Gas Investment China (BVI), the shareholding company of Beijing Gas, purchased 72% of Dolce Ventures outstanding shares during a reverse takeover transaction with Dolce Ventures on September 7, 2006. After the reverse takeover transaction, Dolce Ventures exchanged 14,361,647 preferred A shares with all outstanding shares of Gas Investment China (BVI). One preferred A shares can automatically convert into one common share. During the PIPE transactions in September and October, 2006, Dolce Ventures exchanged 4, 023,268 preferred B shares in two tranches with investors for financing of $9,281,601. on November 17, our company effected a 304.44-for-1 reverse stock split. After the stock split, there are 14,693,649 common shares and 4,023,268 preferred B shares.

Since the financial statements of the acquired businesses are not required under Item 310.c.3.i of Regulation S-B, no pro forma financial statements are presented.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

17. SUBSEQUENT EVENTS (CONT’D)

We distributed Pegasus Tel to a shareholder by a spin-off in the third quarter of 2007. And we sold Anping Weiye in February 2007.

The reason that no disclosure of discontinued operations of Pegasus Tel and Anping Weiye is, the operations and cash flow of the disposed entity could not be clearly distinguished from the Sino Gas. And no significant operations or cash flows have been eliminated from the ongoing operations of Sino Gas in these disposal transactions.

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