Form 10KSB
period 2007-12-31
Sino Gas International Holdings, Inc.
filed 2008-03-31
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	32-0028823
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐ No ☒

State Issuer’s revenue for its most recent fiscal year: $20,267,759

As of March 28, 2008 the aggregate market value of the common stock held by non-affiliates was approximately $3,198,872, based upon the last reported closing price on March 28, 2008 of $2.35. As of March 28, 2008, there were 24,877,271 shares of common stock outstanding.

Documents incorporated by reference: Please refer to notes at the end of exhibits table.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Item 1. Description of Business

Information regarding forward-looking statements and other information in this annual report

This annual report and the documents to which we refer you and incorporate into this report by reference contain forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in elsewhere in this report. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 31, 2008, $1.00 = 7.0312 yuan.

“Sino Gas,” “we” and “the Company” refer to Sino Gas International Holdings, Inc. and our subsidiaries or, as context requires, Sino Gas International Holdings, Inc. alone. “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, “2007”, “2006” and “2005” refer to the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (“PRC”), through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries.

We currently own and operate 24 natural gas distribution systems serving approximately 69,860 residential and 4 industrial customers. Our facilities include approximately 700 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 70,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2007	2006	2005
Total gas distributed and supplied (US$ millions)	7.3	3.65	2.7
Distribution network (km)	700	390	187.8
Number of industrial customers	5	5	4
Number of residential customers	93,708	48,199	23,700

We own and operate natural gas distribution systems in small and medium sized cities in Hebei, Jiangsu, Jilin and Anhui Provinces in addition to three natural gas distribution systems in the suburbs of Beijing. Beijing is not a province but a municipality directly under the jurisdiction of China’s State Council and has many urban districts in the suburbs.

We generate revenues in two ways: (i) connection fees for the interconnections to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

	At and for the year ended December 31
	2007		2006		2005
	(in US$ millions)		(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	13.0	(64)%	7.22	(66)%	8.2	(75.2)%
Gas sales	7.3	(36)%	3.65	(34)%	2.7	(24.8)%
Other sales	—		—		—

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

	For the year ended Dec 31
(US$ millions)	2007	2006	2005
Gas costs	6.37	2.84	2.53
Connection costs	3.13	1.55	1.57

We buy natural gas for distribution in two forms: (i) compressed natural gas (“CNG”); and (ii) liquefied natural gas (“LNG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to the point of distribution or consumption. Typically CNG is compressed under 20.2 MPa pressure and transported at normal temperature, while LNG is compressed at 60.6MPa pressure and transported at sub zero degree temperature. CNG is generally transported within a distance of 300 km. There is no distance restriction in transporting LNG. As LNG is compressed at much higher pressure and transported at much lower temperature than CNG, the cost of compression and processing of LNG is higher than that of CNG. Generally, if a city is located within 300 km of our natural gas supplier, we transport CNG to the customers. We transport LNG to a city if it is located more than 300 km away from a supplier. Approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

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

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

As of March 31, 2008, our corporate structure is set forth below:

(1) The subsidiaries of Beijing Gas are set forth below:

Name of Subsidiary	Beijing Gas Equity Interest %
Peixian Weiye Gas Co., Ltd	90

Sihong Weiye Gas Co., Ltd	95

Wuhe Weiye Gas Co., Ltd	100

Changli Weiye Gas Co., Ltd	100

Yutian Zhongran Weiye Gas Co., Ltd	90

Weixian Jinli Gas Co., Ltd	100

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	100

Wuqiao Gas Co., Ltd	95

Jinzhou Weiye Gas Co., Ltd	95

Shenzhou Weiye Gas Co., Ltd	95

Ningjin Weiye Gas Co., Ltd	95

Linzhang Weiye Gas Co., Ltd	85

Hengshui Weiye Gas Co., Ltd	100

Longyao Zhongran Weiye Gas Co., Ltd	95

Xingtang Weiye Gas Co., Ltd	95

Gucheng Weiye Gas Co., Ltd	100

Langfang Development Region Weiye Dangerous Goods Transportation Co., Ltd	95

Beijing Chenguang Gas Ltd.	100

Xinji Zhongchen Gas Co., Ltd	100

Tianjin Chenguang Gas Co., Ltd	100

Luquan Chenguang Gas Co., Ltd	100

Cheng’an Chenguang Gas Co., Ltd	100

Nangong Weiye Gas Co., Ltd	100

Sishui Weiye Gas Co., Ltd	95

Guannan Weiye Gas Co., Ltd	100

Sixian Weiye Gas Co., Ltd	100

Baishan Wiye Gas Co., Ltd	100

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

On May 21, 2002, we changed our name to Dolce Ventures, Inc.  We were an inactive shell between May 2002 and September 7, 2006.

On September 7, 2006, the shareholders holding 72,569,764 shares of our common stock, which constituted 72.01% of the then outstanding shares of our capital stock, sold all of their shares to GAS Investment China Co., Ltd. (“Gas (BVI)”), the parent company of Beijing Gas, for a cash consideration of $675,000. On the same date, we consummated a share exchange transaction with the shareholders of Gas (BVI), whereby we exchanged 14,361,646 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), which constituted all of the then outstanding shares of our Series A Preferred, for all of the issued and outstanding stock of Gas (BVI) held by the shareholders of Gas (BVI). As a result of the share exchange transaction, Gas (BVI) became our wholly-owned subsidiary, and Beijing Gas became our indirectly wholly-owned subsidiary. In addition, as a result of the share exchange transaction, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act and are now engaged in the development of natural gas distribution systems and the distribution and supply of natural gas in the PRC.

On November 17, 2006, we changed our name to Sino Gas International Holdings, Inc. and effected a 304.44-for-1 reverse stock split which reduced the number of the outstanding shares of our common stock from 100,770,140 to 331,002. Upon the effectiveness of the reverse stock split, each of the 14,361,646 shares of the then outstanding Series A Preferred was automatically converted into one share of our common stock, resulting in all of the shareholders of Gas (BVI) immediately prior to the share exchange owning approximately 97.7% of the outstanding shares of our common stock immediately after the reverse stock split, with Mr. Yuchuan Liu, the CEO of our company, owning 36.7%, Gas (BVI) owning 1.6% and the original shareholders of Dolce Ventures, Inc. immediately prior to the share exchange owning 0.6%.

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

We now have operations in Hebei Province, Jiangsu Province, Anhui Province, and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing, We have operations in 18 cities in Hebei, 2 cities in Anhui, 3 cities in Jiangsu and 1 city in Jilin province. Most of them have an urban population of less than 300,000 and are experiencing quick urbanization. Hebei Province is the closest province to the Chinese Capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two adjourning provinces in eastern China, which are close to Shanghai City. Jilin Province is located in North-Eastern China.

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

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced chemical preparation for use in the exploration process of oil field. We did not derive any material amount of revenues from this joint venture.

In 2007, we made the following acquisitions:

On January 15, 2007, Beijing Gas acquired 100% equity interest of Beijing Chenguang Gas Ltd., Co. for a purchase price of 26,000,000 RMB (or approximately USD3.35 million) in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transfer and licensing of technologies regarding natural gas purification, compression and transportation., as well as installation of natural gas equipment and supply of natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijng Chenguang immediately prior to the acquisition. We made full disclosure under the heading “Certain relationships and related transactions” in this report.

On June 20, 2007, Beijing Gas acquired 100% equity interest of Guannan Zhongyuan Natural Gas Co., Ltd. for a purchase price of 7,500,000 RMB (approximately $987,000) in cash. Guannan is a regional natural gas distributor and developer of natural gas distribution networks in China's Jiangsu Province. The acquisition of Guannan includes all of the assets and customer relationships of Guannan, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning June 29, 2007. This acquisition is not with related parties.

On July 9, 2007, We purchased the assets of Baishan Gas Co., Ltd., a regional distributor and developer of distribution networks for natural gas in Jilin Province for a price of $921,000 (RMB7,000,000). Under the asset purchase agreement, we are responsible for paying outstanding debts of Baishan Gas Co., Ltd. in the amount of $4,000,000, which are due in periodic installments through the year 2030. This acquisition is not with related parties.

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 68.0%, 22.3%, 7.1% and 2.6%, respectively, of the PRC's total energy consumption. In 2005, the ratios were 68.9%, 21.0%, 7.2% and 2.9% respectively. Natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for low percentage of final consumption. In 2005, non-production consumption of natural gas was around 7.9 billion cubic meters, which was only a little over 15% of total natural gas consumption that reached to 47.9 billion cubic meters (Source: National Bureau of Statistics of China).

The PRC's heavy reliance on coal is out of line with world consumption rates for the same time period which was 26.5% in 2005 (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. The latest air pollution study conducted by the Blacksmith Institute shows that in 2007 two of the 10 most polluted cities in the world are located in the PRC (Source: http://www.blacksmithinstitute.org). As such, there have been serious environmental concerns in many countries around the world and resulted in a global trend to reduce coal usage.

Recognizing the serious problems caused by heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly forms of fuel, such as natural gas. In consideration of such trends, the PRC set out a policy to raise the share of natural gas in the country's energy mix in its Ninth 5-Year Plan (1996-2000).  At the local government level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits. Before 2000, the gas distribution had principally been served by local municipal governments. Since then, the industry has been open to private sector, whose investments have fostered the wide use of natural gas in the PRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for less than 3% of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (“NDRC”), the consumption of natural gas as increased from 24.5 billion cubic meters in 2000 to 47.9 billion cubic meters in 2005, which represented an average growth of 14.35% per year. According to a research report by Merrill Lynch, demand for natural gas will increase from 16 billion cubic meters in 2005 to 70 billion cubic meters in 2020, representing a compounded annual growth rate of 10.3%.

China’s Natural Gas Reserves and Gas Pipeline Infrastructure

The PRC abounds in rich natural gas reserves, which are distributed principally in Xinjiang, Sichuan and Inner Mongolia in western and north-central China. According to the statistics of the Energy Information Administration, proved natural gas reserves in China are estimated to be 53,325 billion cubic feet in 2006, and 80,000 billion cubic feet in 2007.

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

Under with the PRC government’s Tenth 5-Year Plan (2001-2005), the country’s longest pipeline, known as the West-East Pipeline, was constructed and went into operation in January 2005. It transports natural gas to demand centers in the southeast from deposits in the western Xinjiang province to Shanghai, picking up additional gas in the Ordos Basin along the way. The full length of the pipeline is about 4,200 km with a designed annual throughput capacity of 20 billion cubic meters, a delivery pressure of 10 megapascals and 35 processing stations along the pipeline.

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

Natural Gas Suppliers

The natural gas supply in China is dominated by the three large state-owned oil and gas holding companies, namely China National Petroleum Corporation Group (“PetroChina”), China Petroleum and Chemical Corporation Group (“Sinopec”), and China National Offshore Oil Corporation Group (“CNOOC”). In 2006, production by CNPC, Sinopec and CNOOC accounted for 73.7%, 14.1% and 12.2%, respectively, of the total national production. CNPC and Sinopec own and primarily operate onshore pipelines while CNOOC owns and operates virtually all off shore pipelines (Source: The Institute of Energy Economics of Japan).

Natural Gas Distributors

Before 2000, natural gas distribution had been principally served by local municipal governments. Since then, natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC. In large cities where the population exceeds 100,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 100,000, natural gas distribution is carried out by many privately owned companies, most of which operate in just a few locations.

The Gas Delivery Process

The natural gas delivery process is categorized by three segments: production, transmission and distribution, as shown in the chart below:

Production involves underground exploration, drilling, extraction and purification of the natural gas. After extraction from a gas well, natural gas is transported to nearby refineries for removal of water and other impurities. The natural gas is then transported from the refineries via long distance pipelines under extremely high pressure facilitating the supply to a large number of locations near these pipelines at high speeds. The long distance pipelines are owned and operated by PRC state owned oil and gas exploration and production companies such as Sinopec and PetroChina.

Distribution companies (such as our company) distribute natural gas to end users and often own the gas pipeline infrastructure rights of an operational location (including the local pipelines, the processing stations, and the branch pipelines). A distribution company purchases natural gas from oil and gas exploration and production companies. The distribution company determines the method of delivering natural gas to its desired destination after taking into account factors such as the distance between the stations along the major pipeline and delivery points and the expected demand for gas from the relevant gas supply locations.

The transportation of CNG and LNG involves the delivery of natural gas by trucks from gas wells or stations located along the relevant long distance pipeline to a processing station. Such processing stations may contain CNG or LNG pressure regulating facilities which will depressurize the CNG or LNG to reduce the pressure of natural gas from high pressure to medium pressure, before transferring the natural gas to a local pipeline.

The processing station is usually located on the outskirts of an operational location for safety reasons and it provides certain ancillary facilities:

•	To add bromine to the gas to enable the detection of leakages when the gas is transmitted through the pipelines, and

•	To store gas under high, medium or low pressure to be used as reserves for future unexpected fluctuation in demand.

High pressure gas storage tanks usually have thicker walls and therefore, are more expensive to construct than gas storage tanks for storage of gas under medium or low pressure.

After processing, the gas is transmitted under medium pressure to the local pipelines. Local pipelines are laid within an operational location and represent the backbone of the local gas delivery system. Different sections of the local pipelines operate at slightly different pressures, with computer controlled regulators controlling the flow of natural gas for delivery to end users via the branch pipelines and customers’ inlets.

When there is a demand for a connection of gas to a particular area within a gas supply location, the distribution company will invest in the construction of the branch pipelines to connect the local pipelines to the pressure regulating boxes located in the end-users’ buildings or premises. The pressure regulating box reduces the natural gas to a lower pressure before the natural gas is transmitted to the customers’ inlets. Customers’ inlets transmit the natural gas through the pressure regulating box to the end users.

Our Strategy

Our strategy involves a plan: (i) to expand our presence in smaller cities; (ii) to acquire existing gas distribution systems and/or franchises; and (iii) to expand our business upstream by developing and maintaining pipelines that connect China’s East-West Gas Pipeline with the cities where we have our gas stations or where other distributors own distribution networks.

(i) Expand Our Presence in Smaller Cities; by Obtaining Additional Exclusive Franchises. We have focused on small (with urban dwellers in the city proper less than 100,000) and medium sized (with urban dwellers in the city proper less than 300,000) , generally near a larger metropolitan area where there is little competition to obtain a franchise, and where our franchise grants us exclusivity. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements in negotiating with the cities, which urgently need to provide their citizens with energy, and usually do not have the leverage of very large cities, which can attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such city. Usually, our franchises are for a period of 25-30 years. Since our founding, we have successfully obtained 26 franchises in small and medium sized cities, of which 24 have already developed and 2 are still under development. In 2007 alone, we were able to secure 5 development projects. We plan to obtain and develop 5-8 of such projects per year.

(ii) Acquire Existing Franchises and Gas Distribution Networks to Facilitate Growth. Our expanded presence in small and medium sized cities was accomplished not only by securing franchises and developing gas distribution networks ourselves but also by acquiring existing franchises and networks from other operators. Of the five locations we added in 2007, three were acquired. We believe acquisitions will provide us opportunities for growth as well as enable us to explore opportunities in bigger cities (with urban dweller in the city proper more than 300,000). We are now targeting companies that have good assets and market prospect with strategic locations but less burdened with employees retirement liabilities. We have identified several targets and are negotiating with some of them. We expect to complete a significant acquisition in the near future.

(iii) Expand into Upstream Business. We currently develop gas distribution networks which deliver gas from our storage station in a particular city to residential or industrial customers in that city. We do not have pipelines that connect the national main pipeline that runs across China from the West to the East with the cities where we our customers are located. We have to deliver the gas we purchase from the main pipeline operator to our gas storage facilities in different cities by trucks. We intend to expand into upstream business by developing regional distribution networks to connect West-East main pipeline with cities that are not located near the passageway of the national main pipeline. By developing and maintaining regional pipelines, we believe we can deliver natural gas to our customers more efficiently and with potentially higher margins. In addition, such regional distribution networks can be used by other gas distributors along the pipelines, which will add potential revenue sources for us. As the development of such regional networks require a significant capital outlay, we intend to start exploring such projects after we raise a significant amount of funds in the future.

(iv)Raise Additional Capital . We are in a very capital-intensive business due to the fact that a major part of our activities is to build local natural gas distribution networks which requires a larger capital outlay. Our estimated capital needs for developing a natural gas distribution networks for a specific location are approximately $5 million. We plan to undertake 5-8 projects per year. Therefore, we need approximately $40 million of capital per year. Although the connection fees we charge our customers provide us with the needed capital for building local natural gas distribution networks to a large degree, they may not provide sufficient capital if we carry out the acquisitions and upstream expansion as we have planned. Our growth will, therefore, depend heavily on our ability to raise additional funds. We anticipate using our financing strategy as a competitive tool. Our goal is to duplicate the type of financing and related financial instruments used by utilities in the United States, including the issuance of subsidiary level, non-recourse debt, preferred stock and holding company fixed income issuances. Such a financing plan can not only give us a favorable cost of capital, but enhance investor returns and keep investor dilution at a minimum.

Competitive Advantages

We believe we have the following competitive advantages:

(i) Better Relationship with Natural Gas Suppliers. Many of our employees are former employees of SinoPec and PetroChina. Therefore, we have been able to secure contracts with these large state owned natural gas producers. These contracts have ensured a stable supply of natural gas for us.

(ii) Experienced Management and Technical Personnel.  We have a team of senior executives who are industry experts in managing larger Chinese petroleum and/or gas companies with scores of years of combined experience in running our company or managing business in this industry. Our founder and Chief Executive Officer, Mr. Yuchuan Liu, is a natural gas industry expert with over 20 years experience in senior management positions at PetroChina and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhicheng Zhou, served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Our Chief Engineer, Mr. Shukui Bian, is one of the draftsmen of the PRC national standard for urban gas supply, and was previously the chief executive officer of the First Oil Extraction Plant of North China Oilfield. Our company was one of the earliest to engage in the natural gas distribution business in small and medium sized cities, and thus having gained significant experience in this market segment.

(iii) Experienced Sales and Marketing Team. Our sales and marketing team has gained significant experience in working with local governments and identifying potential markets in small and medium sized cities. Due to their effort, we have won franchises for more than 25 locations.

(iv) US Capital Market Access. By becoming a US public company, we have gained access to the US capital market, which is the biggest and most efficient. We will be able to raise funds, as we have done, for our expansion and growth albeit our ability to raise funds in the US is a limited one because we have not been listed on any major US national stock exchanges. Very few Chinese companies that are in the natural gas distribution business have become a US public company.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for connecting their appliances to the pipelines in our natural gas distribution systems which we have constructed, and fees for natural gas we charge our customers based on usage.

Historically, connection fees and fees of natural gas usage have constituted more than 90% of our revenues. We recorded connection fees in the amounts of $12.97 million and $7.22 million for the fiscal years ended December 31, 2007 and 2006, respectively, constituting 64% and 66% of total revenues for those years. Sales of natural gas were $7.29 million and $3.65 million for the fiscal years ended December 31, 2007 and 2006, respectively, constituting 36% and 34% of the total revenues for those years.

Connection Fees

We charge residential customers a flat connection fee for connections to our customers’ gas appliances, typically including cooking stoves, water heaters and boilers. The level of connection fees varies among operational locations and is determine based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and is approved by the relevant local state price bureau. The average of these connection fees for the company in 2007 was approximately $286.4 per household. For industrial customers, the connection fee is determined based on the facility capacity (on a cubic meter per day basis 300 RMB per cubic meter). Should additional capacity be needed, these customers are required to pay additional connection fees for the additional capacity installed. Connection fees are usually paid in installments, with 30% upon signing, 30% at milestones set out in the contracts, 30% upon completion and 10% guarantee which is paid after one year. Connection fees generally provide a 60-80% profit margin. The rates of connections fee are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal or greater than 20%, we will negotiate with local governments for an increase. The local governments usually agreed to increase our connection fees under such circumstances Our average connection fee per household is about $276 and the connection fee in most cities is very close to that average. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

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

Since our inception, the majority of our residential customers have purchased gas units in cash at our sales outlets with details of the prepaid gas units stored electronically on a debit card. The debit card is inserted into a debit card debit gas meter installed at the end user’s premises to activate the gas supply. Units of gas used are deducted from the debit card. When the level of prepaid gas units drops to a certain level (currently pre-set at three cubic meters), the gas meter will produce a sound signal to remind the customer to replenish the value stored in the debit card. Over 85% of our residential customers utilize the debit card payment method. This payment method provides significant advantages to us as all gas purchases are prepaid - not at the point of sale or in arrears.

For those residential customers without a debit card gas meter installed and for commercial and industrial customers, payments for natural gas usage are made in arrears. Gas meters that record actual gas consumption are installed at the end users’ premises and meter readings are taken physically by our staff every month. Monthly bills based on the prior month’s actual usage are then sent to customers. In the event customers default in payment of gas usage charges, gas supply will be suspended within one month of billing.

Our Business Activities

Our major business activities include development and construction of local gas distribution networks, transportation of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining the gas distribution networks.

Development

(i) Identifying distribution opportunities in new operational location: Our business development team actively explores and identifies suitable areas of service by conducting market research on potential operational locations where the demand for piped natural gas is desired. Because of our experience and ongoing cooperation with governmental authorities, we also receive invitations from local governments to bid for new natural gas projects or to take over existing natural gas projects.

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

The selection of new operational locations is determined after conducting preliminary evaluation and studies on the target locations, and return on investment. The criteria for any potential operational location that are investigated and documented by us are:

1.	Size and density of population.

2.	Economic statistics of the targeted locations.

3.	Extent and concentration of industrial and commercial activities.

4.	New property development in the target location.

5.	Projected levels of connection fees and gas usage charges.

6.	Extent of the local government’s commitment to environmental protection, environmental policies in place, and the local population’s awareness of environmental issues.

7.	Likelihood of exclusive operational rights and preferential treatment on tax and governmental fees.

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

Based on the findings of the investigation, our business development team will decide whether to make a recommendation to management for approval to proceed with discussions and negotiations on a new project. We have conducted dozens of preliminary evaluations since our inception in 2003. We have an aggregate of 24 completed or partially completed operational locations.

(ii) Securing a New operational location. Once we have approved a potential natural gas distribution project in an operational location, we normally set up a local independent subsidiary, also know as a project company, to administer the project for its lifetime. We then prepare and submit a detailed gas project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply gas to that location, proposed connection fees and gas usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in the operational location. Concurrently, we begin actively seeking out potential customers in the operational location and negotiate the terms of supply contracts with the aim of entering into supply contracts as soon as possible with such customers.

(iii) Construction.

(a) Design stage. The design of the gas pipeline infrastructure for a natural gas distribution project includes the processing stations, the local pipelines and other ancillary facilities such as gas storage tanks. It is carried out by a government approved design institute in accordance with our requirements and specifications. It also takes into account the local population size, the development of the economy, the utilization of energy resources and the environmental conditions. The master design is subject to approval by the local city construction department. The design stage normally takes two to three months.

(b) Construction Stage. Once the design is approved, we invite independent qualified contractors to tender bids for the construction work. The selection criteria for the contractors include their qualifications, experience, expertise, reputation, familiarity with the local environment, prior experience with us and price. We generally enter into turnkey contracts with independent contractors for construction, installation and maintenance of the natural gas pipelines. We pay a down payment with the remainder to be paid upon completion of the project. At the time of entering into turnkey contracts, we source raw materials such as piping, gas regulating equipment and machinery. We have strict quality control procedures for the sourcing of supplies for all construction purposes.

Our internal engineers and independent external inspectors monitor the entire construction process to ensure that each stage of construction meets our quality and safety standards and the relevant regulatory requirements.

For a given operational location, although the gas pipeline infrastructure is designed to cover the entire operational location, our construction program focuses on early gas delivery to areas of concentrated customer demand within such operational location. This ensures that natural gas supply can begin as soon as the essential gas pipeline infrastructure and facilities such as the processing stations are completed. Construction work in a target area will gradually extend to cover the whole operational location, which typically takes two to five years.

Operation

Once the necessary gas pipeline infrastructure is in place in a given operational location, we begin the design and construction of the branch pipelines and customers’ inlets pursuant to gas supply contracts with customers. The designs of branch pipelines and customers’ inlets are normally prepared by us, reviewed by a government approved design institute, and carried out by external contractors. Upon completion of the construction of the branch pipelines and customer inlets in the operational location, we begin to supply and sale natural gas and related services to customers within the operational location pursuant to supply contracts with such customers. The natural gas to be supplied to the residential or industrial customers is carried by trucks with canisters that contain CNG or LNG, to our storage facilities in various operational locations for storage, decompression and gasification. From those storage facilities, the gas is transported through our pipeline system to our end users.

Intellectual Property

We do not hold any registered trademarks or patents. We have developed a proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. .

We own and operate a website under the internet domain name www.sino-gas.com.

Research and Development

We have eight full-time employees engaged in the company-sponsored research and development efforts. These employees specialize in the fields of energy, mechanical and electronic engineering. For the fiscal year ended December 31, 2007 and 2006, $1,013,400 and $543,500, respectively, on R&D activities. Areas that are targets of our ongoing research and development activities include:

•	Methodology and practices to increase operating efficiency and safety standards.

•	Expansion of the applications for natural gas, such as gas-fuelled air conditioners, washing machines and dryers, and the use of CNG in motor vehicles.

•	Improvements in gas storage and transportation systems especially the reduction of the size of the storage facilities.

Sales and Marketing

Our main sales office, which is located in Beijing, has three staff led by the Vice President of Marketing and is responsible for managing our overall sales policies and devising our marketing strategy. They are responsible for developing and maintaining accounts with major industrial customers and large real estate developers. They regularly visit potential customers and conduct meetings with them to see if there is need and to introduce the advantages of using natural gas.

We have approximately 25 sales and marketing staff at our operational locations who target residential customers by working with local neighborhood committees and government agencies. In addition, they coordinate with our national office in with national office in targeting industrial customers and local developers. We establish a project company at each operational location and the local sales and marketing team for each project company works together with the main office team to structure an appropriate plan accommodating the specific needs and circumstances of the operational location. Our marketing team plays an active role in lobbying the relevant government authorities during the negotiation stage.

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

Our Customers

We have two principal types of customers: (i) residential customers and (ii) industrial customers.

Residential Customers

Natural gas is primarily used by residential owners for cooking as well as water and space heating. We market directly to property developers, government departments and organizations, private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development (new or existing, owned by such entities or their respective employees). These entities are responsible for making, or they coordinate with the end users to facilitate our efforts in collecting the advance payment of connection fees, while gas usage charges are paid by the individual end users. With new residential developments, connection fees are collected in advance by an installment of 30% upon the signing of the contracts. An additional 30% is colleted at milestones set in the contracts and an additional 30% is collected upon completion of the project. Usually, we will have collected ninety percent payment of connection fees by the time when construction is completed regardless of whether the units are sold or occupied. The remaining 10 percent is paid one year after the completion and any deduction of warranty expenses. The actual supply of gas commences after the unit is occupied.

We also connect to existing buildings formerly without piped natural gas supplies. Representatives of the buildings will consult individual households as to whether they wish to have piped natural gas supply and coordinate the collection of connection fees from the end users on our behalf. Both connection fees and gas usage charges are payable in advance by the individual end users. We build pipelines to connect these customers to our gas storage facilities and supply gas at market price after receiving payment. The inlets that are located inside the home and gas appliances are owned by the end users, with one-year quality guarantee by us. We maintain the pipelines outside the end user’s homes. The contracts are generally renewable on a yearly basis.

At present, we have approximately 317 master supply agreements for the supply of gas to 63,000 end users in Beijing Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2007	2006
Shanghai Datun Energy Holdings	21.28%	36.43%
Huabei Oil Management Bureau	12.06%	-%
Hebei Ji Heng Yuan Group	5.47%	-%
Shi Jia Zhuang Jin Shi Real Estate Co.	3.84%	-%
Jinzhou Real Estate Co.	3.12%	-%
Total	46.83%	*65.24%
* the percentage of the top five of 2006

Industrial and Commercial Customers

Our industrial customers use natural gas primarily for heating, air conditioning, water heating and cooking purposes. These customers we target include owners of hotels, restaurants, office buildings, shopping centers, hospitals, educational establishments, sports and leisure facilities and exhibition halls. Natural gas has a wide variety of applications for industrial customers such as fuelling industrial boilers, furnaces, ovens, incinerators, foundries and steamers as well as water and space heating in staff canteens and dormitories within the industrial customers’ premises. We enter into supply contracts with these customers for the distribution of gas to their premises, and both connection fees and gas usage charges are borne by such customers.

The table below presents information about our industrial customers for the periods indicated:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2007	2006
Hebei Zhong Gang Steel	30.4%	51.78%
Tang Shan Chang Sheng	4.00%	9.04%
Elite (Lang Fang) Textile	0.90%	0%
Huabei Machine Factory	2.88%	0%
Hebei Ji Heng Yuan	0.76%	0%
Total	38.87%	61.02%

During the fiscal year ended December 31, 2007, our largest two customers were Heibei Zhong Gang Steel and Tang Shan Chang Sheng.

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas, pipes, machinery and equipment. Purchase of natural gas represented 67.1% and 65% of our total purchase of supplies for the fiscal years ended December 31, 2007and 2006, respectively. Generally, approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhong Yuan Lu Ye Advanced Technology Ltd. Co. (“Henan Zhong Yuan”), a subsidiary of SinoPec. Historically, we have purchased approximately 90% of our total purchases of CNG from North China Oilfield and 100% of our total purchases of LNG from Henan Zhong Yuan.

We have supply contracts (with terms from 1 to 3 years renewable but no fixed price, which price is set indirectly by the PRC National Development and Reform Commission (“NDRC”) irregularly and can be passed along to the end customers) with these suppliers and have not experienced any shortage of natural gas supply in the past. To prepare for growth, we have also entered into agreements with new suppliers to meet our growing demands.  These contractual relationships with our suppliers allow us to pursue natural gas distribution projects in a wide range of operational locations.

The wholesale price of natural gas is agreed upon between the suppliers and us with reference to the wellhead price which is determined by NDRC with approval from the PRC State Council, distance of transportation, purification fees and the supplier’s operating costs. The wellhead price of natural gas is currently set at $0.12 per cubic meter with a 10% allowance for upward or downward adjustments as a result of negotiations between suppliers and distribution companies, such as Beijing Gas. Generally, we are only required to pay for the actual quantity purchased and there is no penalty should we purchase less than the stated amount.

Piping, Machinery and Equipment

Piping, machinery and equipment constitute 60-70% of our construction cost. We purchase such supplies through a bidding process which is administered by the procurement committee. Potential suppliers are evaluated on their proposed terms including technical specifications, price, payment terms and post-sale services and the procurement committee keeps a scoring system based on these parameters. After validation of the various suppliers’ service and capabilities for stable supply, we acquire the needed materials and parts from the supplier offering the best terms.

We purchase pipes of various size and thickness domestically for installation in different segments of our natural gas pipeline infrastructure according to specifications that comply with PRC standards and regulations. Payments for equipment, pipes and machinery are purchased with credit terms ranging from 30 to 90 days. We generally do not purchase gas appliances except gas meters which we purchase in bulk directly from manufacturers in China and maintain a limited inventory of them. We also provide repair and maintenance service to the gas appliances supplied. We generally provide a one-year warranty of our gas distribution system to our customers, during which time we provide free check-ups of the pipeline and repair for any appliances we provided.

In 2007, we purchased approximately $3,125,400 of pipes, machinery and equipment.

Competition

Since our inception, we have focused on supplying natural gas to small and medium sized cities in the PRC where the average urban residents in the city proper is 300,000 and below, where the natural gas penetration rate is typically 0%, and where we are able to obtain exclusivity for natural gas distribution from the local government. In entering into these small and medium sized cities, we are generally authorized to be the sole supplier of natural gas by the local governments pursuant to franchise agreements for a typical term of 25 to 30 years. This differs from the bigger natural gas distribution companies which have focused on a few areas with large populations. The larger cities are very competitive markets that tend to offer less flexibility for advantageous pricing arrangements. For a typical small city project, our initial investment is only about $500,000 with an average internal rate of return of 31% over the life of the project. Due to our smaller city focus where the operating cost is low and competition is much less intense, we believe we generate profit margins and returns at or above industry-average levels.

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared to the 20 natural gas distribution systems that we operate.

Based on the division of the administrative districts in the PRC as of December 31, 2005, it has been estimated that there are approximately 2,862 smaller cities in the PRC with urban dwellers in the city proper between 100,000 to 300,000. Among them, approximately 800 smaller cities have the potential to be supplied with natural gas and 100 smaller cities have already been supplied with natural gas. Among the 100 smaller cities where natural gas is already available, Beijing Gas is the distributor to 24 of them, and, therefore, we believe we have the largest market share among our peer businesses that target the natural gas market among smaller cities.

We believe compete with the following companies directly:

	Ticker	06 Revenue (in $millions)	06 Net Income (in $millions)
Towngas China Co., Ltd (Panva Gas)(1)	1083.HK	409	19
Xinao Gas Holdings Ltd(2)	2688.HK	*296	*32
Shanghai Tongda Energy Group(3)		**560	**25
China Gas Holdings Limited(4)	0384.HK	**125	**9
Zhengzhou Gas Co. Ltd(5)	3928.HK	*63	*10
* By the end of June 30, 2007                                                  ** By the end of September 30, 2007

(1) Towngas China Company Ltd., formerly Panva Gas Holding Limited, is supplier of gas, including liquefied petroleum gas (LPG) and natural gas in eight Chinese provinces, where over 40 companies of the Group are providing gas fuel services.

(2) Xinao Gas Holdings Limited is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped and bottled gas in China with operations in four divisions: gas connection, sales of piped gas, distributions of bottled LPG and sales of gas appliances.

(3) Shanghai Tongda is engaged in the construction and operation of urban CNG, LNG, and LPG. It operates in over 15 cities across provinces through 15 subsidiaries.

(4) China Gas Holdings Limited (China Gas) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment, operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (LNG) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

(5) Zhengzhou Gas Company Limited is an investment holding company. The Company is principally engaged in the sales of natural gas, pressure control equipment and gas appliances to customers, and the construction of gas pipelines and the provision of repairs and maintenance of gas pipelines services. The gas appliances available for sales include gas stoves, water heaters and wall-attached stove.

Safety and Quality Control

Safety Control

We are focused on safety, have implemented a safety system and set up a safety department to oversee safety issues for all of our operations. We carry out routine inspection of the branch pipelines, customers’ inlets, gas meters and gas appliances at the customers’ premises twice annually. These semi-annual inspections are free unless major repairs are required in which case we charge the customers for labor, replacement parts and other materials used for the repairs.

We believe in educating users about safety procedures. Before gas is actually supplied, we provide a thorough explanation of safety procedures to end users, hold regular seminars, and distribute brochures and booklets on safety. We have a 24-hour telephone help line for enquiries and reporting of emergency matters.

In order for us to monitor the operations of the pipelines for abnormal gas usage, gas leakages, or any other irregularities, we collect information about the temperature, pressure and volume of gas from key points along the local pipelines. The information is collected in the control center located in the head office of each operational location for analysis. We use process control instruments known as Supervisory Control and Data Acquisition systems, in which a number of small detectors are installed along the pipelines to collect information and process the data electronically in real time at the control center. Each project company conducts a major inspection of its pipelines, processing station(s) and other equipment at least once annually. If gas leakages or any other irregularities are detected, we will take remedial action immediately.

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

Insurance

We currently do not carry any product liability or other similar insurance, nor do we have property insurance covering our plants, manufacturing equipment and office buildings expect compulsory insurance and fixed-sum insurance for cars and other vehicles. We plan to purchase property insurance to cover our manufacturing plants, equipment and office buildings in the near future when such insurance policies are available.

We maintain social insurance for our staff and employees in accordance with relevant requirements under PRC law.

Government Regulations

Pricing Regulations

We purchase natural gas from natural gas wholesalers, which are state-owned enterprises and which must comply with PRC natural gas pricing regulations. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to the suppliers of natural gas is comprised of three components, the wellhead price, the pipeline transportation tariff and the purification fee. The wellhead price is fixed by NDRC, and is currently set at $.12 per cubic meter with a 10% allowance for upward or downward adjustments for negotiation between suppliers and distribution companies. The pipeline transmission tariffs are determined by reference to the investment costs of the relevant long distance pipeline, depreciation, wear and tear and the distance of delivery. The purification fee is based on the actual purification costs of the suppliers. Both the pipeline transmission tariffs and the purification fee must also be approved by the NDRC.

Pricing of Natural Gas - US$ per cubic meter

	2003	2004	2005	2006	2007
Wellhead	$0.09	$0.09	$0.08	$0.11	$0.11
Pipeline	$0.09	$0.09	$0.09	$0.09	$0.09
Purification	$0.01	$0.01	$0.01	$0.01	$0.01
Total	$0.19	$0.19	$0.18	$0.21	$0.21

The price we charge our residential customers for natural gas is based on the wholesale price plus cost and a profit margin of 10-15% and must be approved by the local price bureau.

Operational and Construction Permits

In the PRC, companies in the gas distribution business must also obtain an operational permit from the local municipal government to begin operation. In addition, a construction permit must be obtained if such gas distribution company also engages in construction. In both cases, the local municipal government will review the qualifications and experience of the management and technical staff of the distribution company and consider whether the distribution company is capable of fulfilling the operational and construction standards.

As of February 18, 2008, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We are still in the process of getting natural gas distribution permits for six of our projects. We believe failure to obtain such permits in time for those projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security effective in May 1991.  According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by relevant local authorities. As of December 31, 2007, most of our project companies have received such certificates. There are six project companies that are still in the process of obtaining such certificates. We believe failure to obtain such certificates in time for those projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project location should obtain an environmental assessment report which asses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of February 18, 2008, most of our project companies have obtained such reports. We are still in process of obtaining such reports for five project companies. We believe failure to obtain such reports in time for those projects will not have a materially adverse effect on our operations.

Income Taxes

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Beijing Gas is in the natural gas industry, whose development is encouraged by the government. However, PRC income tax regulations provide that any company operating in the natural gas industry enjoys a favorable tax rate. In addition, Beijing Gas has been approved as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under these policies, Beijing Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter will be entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income is subject to a reduced tax rate of 7.5% from 2005 to 2007. Beginning in 2008, our income tax rate will be 7.5%. The subsidiaries of Beijing Gas are subject to the effective rate of 15% - 33%, but almost all income is earned by Beijing Gas.

Foreign Currency Control

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

Employees

As of March 31, 2008, we had approximately 367 full-time employees, including 61 management personnel, 55 approximately 50 technicians, 30 engineers and 15 research and development personnel. One employee holds a doctorate degree, 3 employees hold a master’s degree, and 102 employees hold a bachelor’s degree

As required by applicable Chinese law, we have entered into employment contracts with all of our employees. We have also entered into a confidentiality agreement with all of our employees under which such employees are prohibited from disclosing confidential information of the Company or using it for other purposes than the benefit of the Company. Directors, officers, mid-level managers and some key employees in sales and R&D are required to sign a non-compete agreement which prohibits them from competing with the Company while they are employees of the Company and not working for a competitor within one year of termination and working in the industry for two years after their employment with the Company is terminated.

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. The social insurance we paid in 2006 and 2007 is shown below:

	At and for the year ended December 31,
	2007 (in USD)	2006 (in USD)
Amount of social insurance	233,113.58	77,104.80

Item 2. Description of Property

Description of Property

We have offices at all operational locations. The facilities are added with each new project or operational location as part of the execution of the project.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. A “land use right” allows the holder the right to use the land for a specified long-term period of time and confers to the holder all the incidents of ownership of the land during that period. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We hold land use rights for two parcels of land registered under their names, and lease land use rights from third parties for additional parcels of land that are used for its gas distribution projects. In addition, we lease office buildings and warehouse facilities for our business operations.

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

In addition to the land use rights described above, we have the right to use an aggregate of approximately 36,283 square meters for our operations either through grants or transfers of land use rights or lease arrangements. The rights range in duration from six to 20 years. The documentation of some of these land use rights have not yet been completed. We expect to complete the documentation for these land use rights in the near future.

As of December 31, 2007, we own 720 km of high-pressure underground pipeline all with a diameter greater than 110 millimeters. We also own and operate 33 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 22 cars, 19 trucks, 28 containers (3000 m3), 6 containers (450 m3), and 59 containers (300 m3). We also lease two trucks from PetroChina.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. Legal Proceedings

To our knowledge, there is no material litigation pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is quoted on the OTC Bulletin Board under the symbol SGAS.OB. There was no public trading activity in our shares during the past two fiscal years through September 7, 2006. Since our September 7, 2006 reverse merger with GAS Investment China Co., Ltd. (“Gas (BVI)”), there has been some minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock as reported for the periods indicated.

Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
September 30, 2006*	$0.04	$0.014
December 31, 2006	$5.00	$3.60
March 31, 2007	$11.12	$6.1
June 30, 2007	$8.0	$4.0
September 30, 2007	$6.0	$3.7
December 31, 2007	$4.5	$2.75
First Quarter of 2008 (as of March 20, 2008)	$4.0	$2.02

* We completed our reverse merger with GAS Investment China Co., Ltd. (“Gas (BVI)”) on September 7, 2006.

As of March 28, 2008, there were 682 holders of record of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Beijing Gas appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in our registration statement filed with the SEC on January 11, 2008.

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential, and industrial customers in small- and medium-sized cities in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

Beijing Gas is organized as a holding company with 26 subsidiaries, known as project companies, in four provinces, and four branches offices in Beijing, as shown on the corporate structure chart provided below. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utility, pursuant to which Beijing Gas formed the project company to operate the natural gas distribution project in the operational location. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential an industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and it subsidiaries own and operate 24 natural gas distribution systems serving approximately 69,860 residential and four commercial or industrial customers. Our facilities include approximately 700 km of pipeline and delivery networks with a designed daily capacity of approximately 70,000 cubic meters of gas. Currently, we are constructing an additional four natural gas distribution systems. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui and Beijing.

Below is our corporate structure:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this annual report regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Our connection activities are closely related to the development of real estate industry in our targeting cities in China, given the fact that almost all of our connection fees are from new residential apartments. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve local residents’ life quality.

We have experienced high growth of our connection activities since inception of our business, thanks to Chinese real estate boom in the past five years. We see no major factors that will change the trend of real estate industry in the coming year. Therefore we expect to continue to see growth of household connections, especially in small-to-medium sized cities where the real estate market is at an early developing stage.

If Chinese real estate market does slow down in the future, our connection business would be negatively affected as a result of fewer new household connections.

Our gas users are composed of industrial and residential users. Gas sales from residential users are much less affected by economic and industrial factors and would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales from industrial users is subject to the operating performance of the end industrial user and development of new users. Gas sales to our industrial users have increased 70% during 2007, as we developed one new user and two of our existing users have expanded their production capacity. Our biggest industrial user, Hebei Zhong Gang Co. Ltd, is increasing production capacity, which is expected to increase our daily gas sales from 30,000 cubic meters to 45,000 cubic meters in 2008. As we develop into more cities, we expect to add one to two industrial users in the coming year.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 100,000)-to-medium (population between 100,000 to 300,000) sized cities. We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets are generally considered major growth components of the company.

Regarding medium-sized or large cities, most of them have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have material impact on the company, increasing the company’s assets and revenues significantly. The company needs to raise money to fund these acquisitions.

Material Challenges

There are vast number of small-to-medium sized cities left undeveloped, but the competition is intense, as there are many small new players in the market attracted by the profitability and growth potential of the business. Meanwhile, from time to time, we are also facing competitions from stronger competitors, as large city markets are getting saturated and our competitors are beginning to expand into smaller cities.

We are facing limited opportunities in developing into first-tier cities in China, as most of them have already been taken by other large gas distributors, such as Xin’ao Gas Co. Ltd (largest in China) in the past decade.

Still, potential users in small and medium-sized cities need to be educated by the benefits of natural gas. It takes some time for them to get to know how natural gas can improve the quality of life. This is especially true for new markets, where there is no use of natural gas. Small cities tend to be more reluctant for use of new energies than large cities where residents depend more on coal, rather than natural gas.

China’s energy market is highly regulated by the government, with regard to purchase price and sale price of natural gas. Whenever there is an adjustment to purchase price by the government, gas distributors would increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas price in China is lagging behind that in the international markets, which has soared in the past year. The Chinese government has seldom adjusted natural gas and we can not rule out the possibilities of increase of natural gas price by the government in the future. Even though we can adjust the sale price accordingly after the increase of purchase price, passing the increase to end users. However, it would make natural gas more expensive, as compared to other alternative energies. Thus this increase of price will deter our business development.

Risks in Short-Term and Long-Term

In each of the cities we are developing and aiming to develop, the real estate market is the major factor that impacts us. Most of our residential customers are the new home buyers. If the real estate market turns downward, the demands for new homes would decrease, resulting in fewer natural gas connections, and thus negatively impacting our business.

To reduce the company’s heavy dependence on connection fees, the company is looking at opportunities to diversify its business by expanding into related areas, such as pipeline and gas station business. However, we do not expect to develop into those areas in large scale any time soon and it may take some time for those business to become our major business.

RESULTS OF OPERATIONS

Year Ended Dec 31, 2007 Compared to Year Ended Dec 31, 2006

In the year ended December 31, 2007, our company achieved strong increases in financial and operational results. Our net revenues and gross profit were $20,267,756 and $10,870,718, respectively, representing an increase of 86.44% and 66.13% from those in the previous year. Operating income in 2007 was $8,052,785, representing an increase of 53.97% from 2006. These results were largely attributed to the strategies the company has pursued:

1)	Focus on small- to mid-sized cities each with a population of no more than one million, where there is little competition to obtain a franchise, and where our franchise grants us exclusivity.

2)	Secure contracts for long-term supplies of natural gas from major gas suppliers in China at favorable prices and on favorable terms, which would support the continuous expansion of our customer base.

3)	Finance our operations using a well-designed financing plan that will give us a favorable cost of capital.

4)	Employ the best management with rich experience in the industry and improve operating efficiency and corporate governance.

	For the 12 months ended December 31,
	2007	2006	Change
	US$	US$%
Net Revenues	20,267,756	10,870,718	86.44%
Gross Profit	10,768,004	6,481,576	66.13%
Operating Income	8,052,785	5,229,948	53.97%
Net Income	7,707,370	5,165,757	49.20%
Gross Margin	53.12%	59.62%
Net Margin	38.03%	47.52%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the twelve months ended Dec 31, 2007 were $20,267,756, compared to $10,870,718 for the same period in 2006, representing an increase of 86.44%. The increase was due to new customers’ connecting to our gas distribution network and new customers’ purchasing our natural gas. In 2007, we connected 39,306 new residential households to our gas distribution network, resulting in total connection fees of $12,973,148 and bringing the number of our total connected households to 87,537 as of the end of 2007. Gas sales during the same period amounted to 25.89 million cubic meters, or $7,294,608. In comparison, we connected 24,534 new residential households to our gas distribution network throughout 2006, resulting in total connection fees of $7,218,710. Gas sales during the period amounted to 13.83 million cubic meters, or $3,649,870.

	For the 12 months ended December 31,
	2007		2006		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	20.27	100%	10.87	100%	86.44%
Connection Fees	12.97	64%	7.22	66%	79.72%
Gas Sales	7.30	36%	3.65	34%	99.86%

The financing we obtained in 2006 occurred later than expected and provided a smaller amount of funds than we had expected. The result of the reduced amount and later date of the financings was that we missed some of the opportunities we had originally targeted.

The high rate of net revenue growth in 2007 was due to our efforts to consolidate and enhance penetration of the existing markets, and our successful acquisitions of Beijing Chenguang Gas Co., Ltd. and Guannan Zhongyuan Natural Gas Co., Ltd., which were adequately funded by our financings closed in late 2006. We expect this trend to continue as we are actively looking for acquisition targets and plan on raising additional funds. This rate of growth may not be sustained in the future if we are not able to raise adequate funds for the acquisitions.

We are considering several potential acquisition targets, which would substantially contribute to our revenues and net income if successfully acquired. We are very close to reach an agreement with a medium-sized city and we are in talks with two to three other small-sized city projects. There are various means for us to raise money for potential acquisition, including equity financing, debt financing, domestic bank loans. We have signed term sheet with one debt financing investor raising approximately $20 million for the acquisition of the potential target projects.  The definitive agreements are expected to be signed in the second quarter of 2008. Meanwhile, we are engaged with domestic banks targeting on borrowing approximately $20 million.

The high percentage of connection fees as compared to gas sales was due to the fact that we have started many new projects and we were able to collect connection fees upfront from new customers. We expect the ratio of connection fees to the total to continue for some time because we are in the growth stage and will develop several new projects per year. As the projects are fully developed and the opportunities for new projects decrease, the percentage of gas sales relative to the total revenue will increase and the percentage of connection fees relative to the total revenues will decrease.

To reduce the company’s heavy dependence on connection fees, the company is also looking at opportunities to diversify its business by expanding into related areas, like pipeline and gas fueling stations. However, we do not expect to develop into those areas in large scale any time soon and it may take some time for those businesses to become one major driver of the natural gas industry.

Connection Fees

Connection fees in 2007 were $12.97 million, representing an increase of 79.72% over the year 2006, accounting for 64% of the total net revenue compared with approximately 66% for the same period in 2006. With regard to the source of connection fees, $11.26 million, or 87% of total connection fees, came from the development of new residential users. We connected 39,306 residential users in 2007, an increase of approximately 73.39% from 2006. Industrial users contributed a relatively small $1.72 million, or 13%, of our total connection fees in 2007, an increase of 149.13% from prior one-year period.

	For the 12 months ended December 31,
(in US$ millions)	2007		2006		Change
	US$	%	US$	%	%
Connection Fees	12.97	100%	7.22	100%	79.72%
Residential Users	11.26	87%	6.53	90%	72.39%
Industrial Users	1.72	13%	0.69	10%	149.13%

Such substantial increase was primarily attributable to the following two aspects.

First of all, we tried our best to develop more residential customers in those cities of which we have obtained franchise of natural gas distribution systems. Our invested projects in the twelve months ended Dec 31, 2007 connected 32,479 new residential households, resulting in approximately $9.3 million to our total connection fees. In comparison, during the same period of 2006, we connected 24,534 new residential households to our gas distribution network, resulting in total connection fees of $6.5 million.

Secondly, Quality projects merger was judged to be another important factor in our good performance. Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, connected 4,256 new residential households in the twelve months ended Dec 31, 2007, resulting in approximately $1.3 million to our total connection fees. Guannan Weiye Gas Co., Ltd. (“Guannan Weiye”), acquired in July 2007, connected 2,571 new residential households in the twelve months ended Dec 31, 2007, resulting in approximately $0.68 million to our total connection fees.

The table below is a breakdown of our top four customers by connection fees:

Customers	Connected Household Users (thousand) (thousand)	Connection Fees: ($ million)	Percentage of Connection Fees (%)
Shanghai Datun Energy Holdings	8.7	2.76	38.23%
Huabei Petrol Bureau	2.5	0.59	8.17%
Jinshi Real Estate Co.	1.3	0.50	6.93%
Jiangsu Hongze Lake Farm	1.4	0.40	5.54%

At present, we have several projects under negotiation that show great growth potential, and we have signed Letter of Intent for three projects. It is anticipated that the completion of the acquisition will bring the company altogether around 19,000 new residential customers in the coming year, which constitutes the new major sources of connection fees.

Gas Sales

In terms of volume, we sold 25.89 million cubic meters of natural gas in 2007, compared with 13.84 million cubic meters in 2006. In terms of value, gas sales were $7.29 million, accounting for 36% of total net revenue in 2007, representing nearly an increase of 100% over the year 2006. Gas sales to residential users increased 102.91%, from $0.85 million in 2006 to $1.72 million in 2007. Gas sales to industrial users increased 43.46%, from $1.98 million in 2006 to $2.84 million in 2007. Gas sales to commercial users increased 232.35%, from $0.82 million in 2006 to $2.73 million in 2007.

	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Gas Sales	7.29	100%	3.65	100%	99.86%
Residential Users	1.72	23%	0.85	23%	102.91%
Industrial Users	2.84	39%	1.98	55%	43.46%
Commercial Users	2.73	38%	0.82	22%	232.35%

Such substantial increase was primarily attributable to the following two aspects.

First of all, our invested projects maintained steady and rapid development. During the twelve months ended Dec 31, 2007, 15.74 million cubic meters of gas were sold, resulting in approximately $4.53 million, 62.17% of our total gas sales. In comparison, during the same period of last year, 13.84 million cubic meters of gas were sold, resulting in approximately $3.65 million.

Secondly, Quality projects merger was judged to be another important factor in our good performance. Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, sold 10.15 million cubic meters of gas during the twelve months ended Dec 31, 2007, resulting in approximately $2.76 million, 37.83% of our total gas sales.

The table below is a breakdown of our major industrial customers for gas consumption in 2007.

Industrial Customers	Gas Usage (million cubic meters)	Gas Usage ($ million)	Percentage of Gas Sales (%)
Hebei Zhonggang Steel Co., Ltd.	7.35	2.21	30%
Tangshan Changsheng Ceramic Factory	0.97	0.29	4%
The First Machine Factory of Huabei Petrol Bureau	0.77	0.21	3%
Elite (Langfang) Textile Corporation	0.22	0.06	1%
Hebei Jihengyuan Group Ltd.	0.15	0.05	1%

Gas sales of $2.21 million were contributed by a single industrial project, Hebei Zhonggang Steel Co., Ltd. (“Hebei Zhonggang”), which started to use gas at the beginning of 2006. The gas consumption of Hebei Zhonggang has increased to 7.35 million cubic meters in 2007 from 5.24 million cubic meters in 2006. Throughout 2006, daily gas consumption by Hebei Zhonggang was roughly 15,000 cubic meters. In 2007, daily gas consumption by Hebei Zhonggang has increased to roughly 20,000 cubic meters.

Since the profit margin is only 2% for gas sales to commercial customers, much lower than the approximately 15% profit margin for sales to industrial and residential users, our company is going to refine the gas sales structure in the coming year. We will endeavor to include more valuable industrial customers and intentionally reduce sales to commercial customers, which made up a larger percentage of total gas sales in 2007, especially under the circumstances of insufficient gas supply.

It is anticipated that the acquisition of the medium-sized city project with which we are in talks and have signed the Letter of Intent will bring our company additional 40 million cubic meters of gas usage in 2008.

Cost of Revenues

Cost of revenues in fiscal year 2007, which includes cost of connection and cost of gas sales was $9.50 million, an increase of $5.11 million, or 116.4%, from $4.39 million in fiscal year 2006.

	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	9.50	100%	4.39	100%	116.4%
Connection Cost	3.13	33%	1.55	35%	101.7%
Gas Cost	6.37	67%	2.84	65%	125.0%

Cost of Connection

Our cost of connection during the twelve months ended Dec 31, 2007 was $3.13 million, or 33% of total cost of revenues. By comparison, the cost of connection during the same period of 2006 was $1.55 million, or 35% of total cost of revenue.

Cost of connection increased around 101.7% from the same period in 2006, due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Considering the city's overall planning and the long-term interests of our company, the capacity of the gas pipeline network we designed to distribute gas for a city usually greatly exceeded the number of households we served at the very beginning, which makes the cost of connection, specifically the depreciation of fixed assets and maintenance cost greatly increase. However, with connection of more households to the gas pipeline, the average cost to each household will be gradually reduced.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The cost of gas sales increased 125.0% to $6.37 million during the twelve months ended Dec 31, 2007 from the same period in 2006, when it was $2.84 million. This increase, which outpaced the 99.86% increase in sales of natural gas during the same interval, is largely due to the addition of gas delivery trucks acquired for approximately CNY 12 million ($1.64 million), the depreciation of which added to our cost of natural gas sales. We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

Connection fees has a much higher gross margin than Gas Sales. That is why there is a larger percentage of Gas Cost in total Costs of Revenues, 67% for the year 2007, than Connection Cost, 33%.

For the twelve months ended Dec 31, 2007, we have purchased a total of 16.81 million cubic meters of natural gas, about 66% of which were purchased from North China Oil Field Fourth Oil Extraction Plant of Petro China.

The purchase price that gas distributors pay for natural gas, which is set by the PRC government, is approximately CNY 1.6 to 1.9 ($0.22 to $0.26) per cubic meter. We signed a ten-year gas supply agreement in 2003. It is tentatively prescribed that every year Petro China supplied a total of 10 million cubic meters of natural gas at CNY 1.55 ($0.212) per cubic meter between April 1 and October 31 and CNY 1.65 ($0.226) per cubic meter during the rest of the year. At the beginning of each year in the ten-year contract period, we negotiate with Petro China on the price and supply amount according to market conditions.

Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively stable at CNY 0.55 ($0.075) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain constant in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to customers in sufficient numbers to offset those costs.

The table below details our major gas suppliers in 2007:

Gas Supplier	Gas Purchase (million cubic meters)	Gas Purchase ($ million)
North China Oil Field Fourth Oil Extraction Plant of Petro China	11.17	2.05
Beijing Gas Group Co., Ltd.	3.12	0.75
Tianjin Dagang Oilfield Transportation Co., Ltd.	1.04	0.27
Henan Zhong Yuan Green Energy High-Tech Co., Ltd.	0.71	0.24
Hebei Natural Gas Co. Ltd	0.77	0.17

Gross Profit

	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Gross Profit	10.77	100%	6.48	100%	66.13%
Connection	9.85	91.4%	5.67	87.4%	73.7%
Gas	0.92	8.6%	0.81	12.6%	12.7%

During the twelve months ended Dec 31, 2007, gross profit was $10.77 million, an increase of approximately 66% from the same period of 2006. Gross profit from connection fees is $9.85 million for the first twelve months of 2007, accounting for 91.4% of total gross profit. In comparison, gross profit from connection fees was $5.67 million for the twelve months of 2006, accounting for 87.4% of total gross profit. Gross profit from gas sales was $0.92 million, accounting for 8.6% of total gross profit, compared to $0.81, 12.6% of total gross profit million in the same period of 2006.

Gross margin during the twelve months ended December 31, 2007 is 53.13%, compared to 29.62% during the same period in 2006.

Gross margin for connection fees for year 2007 was 75.91%, compared to 78.54% in 2006. The decrease of connection gross margin are mainly because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. As we develop more households in the cities, the margin will be improved.

Gross margin for sales of natural gas was 12.62% in 2007, compared with 22.38% during the same period of 2006, due to the relatively higher depreciation for delivery trucks described above.

Selling and Marketing Expenses

Our selling and marketing expenses in the twelve months ended Dec 31, 2007 were $600.9 thousand and approximately 3% of our net revenues, compared with $95.8 thousand, or 1 % of net revenues in the same period of 2006.

In 2007, we acquired Beijing Chenguang which owns four subsidiaries and Guannan Weiye, and we incorporated five new subsidiaries. The expansion of our company led to greatly increased staff salary, social insurance cost, travel and communications cost, and depreciation of fixed assets, which are attributable to increase of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $2.11 million for the twelve months ended Dec 31, 2007, which was 82.23% higher than $1.16 million for the same period last year.

The new subsidiaries will definitely bring income of long-term. Nevertheless, the expenses from business operation occur simultaneously. Therefore, a good expense to revenue ratio was unable to be achieved currently. In 2007, our expense to revenue ratio is 10.39%, representing a slight decline compared to 10.63% in 2006 owing to our improvement in management.

The increase was largely due to the increase in the number of operating subsidiaries we own, which led to increases in salary, social insurance, traveling expenses and other expenses. The increase was also due in part to largely increased depreciation relating to new assets described above. We believe an upward trend in general and administrative expenses is inevitable in 2008.

Operating Income

The operating income in 2007 was $8.05 million, representing an increase of 53.89%, compared to the operating income of $5.23 million in 2006.

Our company enjoyed a satisfying performance due to a prominent increase in revenues and a faster revenues growth than general and administrative expenses growth.

Income tax

Income tax was $0.53 million in 2007, compared to $0.42 million in 2006.

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 7.5% from 2005 to 2007. The income tax rate is expected to be 15%, the standard rate for foreign high-tech enterprises.

The income tax rate of our subsidiaries is 18-33%, except for Beijing Chenguang and Beijing Gas.. Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the twelve months ended Dec 31, 2007 was $7.71 million, representing an increase of 49.2% from $5.17 million in the same period in 2006. The increase can be attributed to the continued growth of our existing markets and the acquisitions we have made.

Net income margin is 38%, compared with 47.52% for the same period last year. The decrease was mainly due to our substantial increase of cost and expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $10.92 million as of December 31, 2007, an increase of $7.28 million over $3.64 million of cash and cash equivalents one year earlier. The major source of cash was from the Company’s financing and operating activities.

We have the following major financing activities during the period of 2007: we completed equity financing of $18.77 million in September, 2007 and the net proceeds of the financing for the company is $13.79 million; in May we received $3 million in gross proceeds and $2.3 million in net proceeds from the exercise of warrants by investors; Beijing Gas, the main subsidiary of Sino Gas in China, took out a one year loan in the amount of CNY 20 million (approximately $2.7 million), accruing interest at an adjustable rate (currently at 6.0225% per year), with interest payable quarterly, from Industrial Bank, Beijing Branch; during the quarter ended March 30, 2007, we repaid an CNY 20 million (approximately $2.7 million) short-term loan from Shenzhen Development Bank.

Cash Flows

Cash flows from operating activities during the twelve months ended Dec 31, 2007 is $15.36 million, an increase of $10.07 million from $5.29 million in 2006, which is owing to our effective management of accounts receivable.

Cash flows from investing activities during the twelve months ended Dec 31, 2007 is $25.16 million, an increase of $12.90 million from $12.26 million in 2006. We used the funds raised for acquisitions and project developments. During the year of 2007, we have paid out about CNY 70.81 million (approximately $9.6 million) for investment and acquisition.

The table below is a breakdown of Cash Outflow from Investing Activities in 2007:

Beijing Chenguang Gas Ltd.	$3,413,328
Wuhe Weiye Gas Co., Ltd.	$393,846
Gucheng Weiye Gas Co., Ltd.	$393,846
Nangong Weiye Gas Co., Ltd.	$393,846
Sixian Weiye Gas Co., Ltd.	$393,846
Baishan Wiye Gas Co., Ltd.	$1,969,228
Yuxian Jinli Gas Co., Ltd.	$325,579
Guannan Weiye Gas Co., Ltd.	$918,973
Xinji Zhongchen Gas Co., Ltd.	$385,969
Shijiazhuang Chenguang Gas Co., Ltd.	$257,312
Luquan Chenguang Gas Co., Ltd.	$257,312
Cheng’an Chenguang Gas Co., Ltd.	$192,984

Cash flows from financing activities during the twelve months ended Dec 31, 2007 is $17.08 million, an increase of $7.22 million from $9.86 million in 2006.

Natural gas distribution is a typical capital-intensive industry, which requires a large amount of capital for the construction of pipelines and gas stations, purchase of transportation vehicles etc. while the investment would be got back in the following year with increasing new household connections. Under the organic growth model (growth by the Company without outside funding), the Company can develop new city projects by using the money generated from existing cities. The Company would be constrained by inadequate capital when developing into bigger cities or making Merger &Acquisition activities, under which situation the company needs to raise money to finance its business expansion.

Accounts Receivable

Accounts receivable as of December 31, 2007 were $7.32 million, representing a decrease of $0.79 million from $6.53 million as of December 31, 2006. Accounts receivable accounted for 36.09% of net revenues, compared to 60.11% in 2006. The considerable decrease was owing to the fact that we attach great importance to the management and control of accounts receivable.

Our account receivable is expected to gradually decrease during the first six months of 2008 due to our seasonal business cycle, in which many accounts receivable are recorded upon completion of construction projects in the fourth quarter, and are collected in the second quarter of the following year. The term of most of our accounts receivable is one year. As of the end of the second quarter of 2007, accounts receivable dated from 2006 had been mostly collected, and the remainder were primarily warranty payments. A warranty payment is the final payment that a customer makes for a construction project. It consists of the final 10% of the total project cost, and it becomes payable one year after construction has been completed, provided that no significant problems with the construction have arisen during the year.

The table below is a breakdown of our 10 largest accounts receivable as of December 31, 2007.

Baishan Jiehe Development & Construction Co., Ltd.	$200,844
Shuqian Mingwei Development & Construction Co., Ltd.	241,998
Peixian Jiannan Real Estate Development Co., Ltd.	313,367
Sihong Jinwan Construction Co., Ltd.	316,101
Xiuzhou Shenyuan Real Estate Development Co., Ltd.	337,038
Guannan Construction Co., Ltd.	345,360
Lianyuangan Baoli Development Co., Ltd.	357,665
Jianshu Province Farms	421,405
Huabei Oil Management & Machine co., Ltd.	553,365
Hebei Zhonggang Steel Co., Ltd.	592,135

$3,681,282

Notes Receivable

Notes receivable of $0.83 million as of December 31, 2007 is the Note issued by Hebei Zhonggang for its use of gas. The Note will be duly honored by bank.

Inventory

Inventory of $0.21 million as of December 31, 2007 was comprised of the spare parts of Maintenance equipment stored for Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd., steel gas storage tanks, and natural gas.

Prepayments

Prepayments of $0.13 million as of December 31, 2007 were consist entirely of the prepayments for gas purchasing in accordance with the purchase and sale contract we signed with the gas suppliers.

Fixed Assets

Fixed Assets as of December 31, 2007 was $26.23 million, an increase of $10.94 million from $15.29 million in 2006. The table below is a breakdown of our fixed assets at cost:

	2007	2006
At Cost
Gas Pipelines	$18,885,734	$8,255,231
Motor Vehicles	4,874,685	2,204,621
Machinery & Equipment	885,997	273,943
Buildings	1,405,638	89,799
Leasehold Improvements	68,942	47,543
Office Equipment	1105,336	67,774

	$26,226,335	$10,938,911

Other Payables

Other payables as of December 31, 2007 were $10.4 million, an increase of $8.6 million from the end of 2006. This increase is due to the fact that the former operator of Baishan city gas distribution system we acquired in July transferred its fixed assets valued at around $3.85 million to our company.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7. Financial Statements

Our financial statements begins on page F-1 of this annual report.

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

Samuel H. Wong & Co., LLP have audited our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. The audit opinions of Samuel H. Wong & Co., LLP did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Item 8A. Controls and Procedures

Management’s Report of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and have designed internal control over financial reporting or caused internal control over financial reporting to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. Due to its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2007 using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2007, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

(1) The Company has not yet established a comprehensive Code of Conduct and Ethics (the “Code”) which is applicable to all Company directors, officers and employees until beginning of March 2008.

(2) Our Internal Audit Department has not taken an active role in the conduct of its activities due to insufficient resources. The annual plan, budget, and specific procedures to perform the internal audit function has not been developed, and the anti-fraud audit plan has not been developed either.

(3) Our Audit Committee was not comprised of sufficient independent directors who are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our Audit Committee did not appoint a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our written Audit Committee Charter was not submitted to the Boards for approval.

(4) Our Company did not formulate a Related Party Transactions Policy and develop a master list of all Related Parties.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Management’s Plan for Remediation of Material Weaknesses
In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has worked, and will continue to work, to address these weaknesses in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) We are going to issue the Code, and arrange respective training to all the employees before April 30, 2008. Training which includes the content of the Code will be provided to new employees at the time of hiring. All the employees will be required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code;

(2) The management is committed to develop a comprehensive and risk-based internal audit function within the Company. With the limited human capital supplies in the market, we have engaged a third party professional to assist the management in establishing the internal control system. At the same time, we have enhanced our efforts of recruitment and interviews are undergoing. We expect that an internal audit department will be set up before May 31, 2008. With the continuous assistance from the third party professional, the roles and responsibilities of the internal audit department will be formulated and a risk-based internal audit plan will be developed and approved by the Audit Committee within a month after the set up.

(3) The Board of Directors has appointed Mr. Zhang Xin Min on March 10, 2008, Mr. Zhang serves as a financial expert of Audit Committee and will provide oversight/monitoring over our financial reporting mechanism.

(4). Compensation Committee Charter, Audit Committee Charter and Related Party Transactions Policy have been drafted in February, 2008, and will be approved by the Board of Directors and become effective before second quarter.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President & Chief Executive Officer, director and Chairman of the Board	44
Zhicheng ZHOU	Chief Operating Officer/Director (since Mar. 14,08)	44
Zhimin ZHONG	Marketing Director	53
Shukui BIAN	Vice President & Chief Engineer	44
Vincent HU	Chief Financial Officer	34
Guowei CHEN	Director	52
Quandong SUN	Director	42
Xinmin ZHANG	Director	53
John D. KUHNS	Director (resigned effective Mar. 8, 08)	57
Fang CHEN	Director (resigned effective Mar. 6, 08)	35

here are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu Mr. Liu was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the board of directors and General Manager of Beijing Zhong Ran Wei Ye Gas Co., Ltd. between 2003-2006 and he was the Chairman of the Board of Beijing Xiang Ke Jia Hua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Lang Fang Zhong Gong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of Research and Development Department of Petro China from 1983 to 1997.

Mr. Zhicheng Zhou Mr. Zhou was appointed our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002.

Mr. Zhimin Zhong Mr. Zhong was appointed our Marketing Director on September 7, 2006.  Mr. Zhong graduated from Nanjing University with a B.S. in Philosophy. Mr. Zhong was the Marketing Director for Beijing Zhong Ran Wei Ye Gas Co., Ltd., between 2004-2006. Mr. Zhong was Vice President of Shen Zhen Guo Qi Real Estate Co. Ltd from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiang Xi Province between 1978 and 1995.

Mr. Shukui Bian Mr. Bian was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a B.S. and Petroleum University with a M.S. He served as Vice President of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2000 and 2007. Prior to that, Mr. Bian had been with North China Oilfield The First Refinery Factory for fourteen years. Mr. Bian was one of the industry experts that drafted The National Standard of Natural Gas Usage in Cities in China.

Mr. Vincent Hu Mr. Hu was appointed our Chief Financial Officer on November 19, 2007.  Mr. Hu graduated from Shanghai Finance and Economics University, PRC, with a B.A in International Accounting. Mr. Hu was Greater China Finance Director for Kinkos platform in FedEx Group, from 2004 to the present. He was in charge of the finance function in DuPont Corporation (China) Beijing Branch from 2002-2004. He was a senior accountant in Lucent Technology Co. (China) from 2001-2002. Mr. Hu is an affiliate of the British Association of Charted Certified Accountant (ACCA).

Mr. Guowei Chen Mr. Chen was appointed our director on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Chen graduated from East China College of Metallurgy with a major in Accounting. From March 2006 to present, Mr. Chen has been the general manager and chairman of the board of Shen Zhen Jia Xin Real Estate Development Co., Ltd. Prior to that, he was the general manager of Hang Zhou Steal Group from 2001 to February 2006. Mr. Chen is very experienced in general and financial management.

Mr. Quandong Sun Mr. Sun was appointed our director on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Sun graduated from Shanghai Maritime University with a B.S. Mr. Sun has been Chairman of Jidong Shipping Co., Ltd from 1995. Prior to that, Mr. Sun served as Manager in the Shipping Department of Shekou Shipping Co., Ltd between 1987 to 1994.

Mr. Xinmin Zhang Mr. Zhang was appointed our director on March 10, 2008. From December 1999 to present, Mr. Zhang is the Dean of International Business School, University of International Business and Economics (“UIBE”) in Beijing, China. From September 1994 to December 1999, he was the Vice Dean of International Business School, UIBE. He is a Certified Public Accountant and also a professor of Accounting of UIBE. Mr. Zhang now serves as the independent director of three listed companies in China which are Minmetals Development Co., Ltd, Gree Corporation, Guangcai Construction Co., Ltd. Mr. Zhang obtained his Bachelor of Engineering from Northern Industrial University in 1983, his Master of Economics from Renmin University in 1989 and his Ph.D. in Management Science from Northeastern University of Economics and Trade in 2001.

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

In 2007, the Board of Directors had held three meetings, all the directors were present, except John Kuhns missed all three meetings. For each individual committee, no meeting was held.

Board Composition and Committees

Our board of directors currently consists of five members: Yuchuan Liu, Xinmin Zhang, Guowei Chen, Quandong Sun and Zhicheng Zhou. Xinmin Zhang and Guowei Chen are “independent” as that term is defined by SEC rules.

Compensation Committee

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Xinmin Zhang, Guowei Chen and Quandong Sun. Xinmin Zhang and Guowei Chen are “independent” as that term is defined by SEC rules.

Audit Committee Financial Expert

Because we only recently consummated the reverse merger transaction and appointed the current members of our board of directors, our board of directors has not yet appointed a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our audit committee members are Sun Quan Dong, Chen Guo Wei and Xinmin Zhang. Xinmin Zhang and Guowei Chen are “independent” as that term is defined by SEC rules. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

According to our records, Guowei Chen and Zhicheng Zhou and Vision Opportunity Master Fund Ltd did not file their form 3 in a timely manner.

Code of Ethics

We currently do not have a Code of Ethics and the Board intends to adopt one in the near future.

Item 10. Executive Compensation

We had no officers or directors whose total annual salary and bonus in 2007 and 2006 exceeded $100,000 with the exception of Mr. Yuchuan Liu. Mr. Yuchuan Liu was appointed chairman of the board, president and chief executive officer on September 7, 2006. The compensation amounts paid to Mr. Liu and Mr. Li reflect compensation paid to them by the operating subsidiaries of Sino Gas and its subsidiaries during the reported periods.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus		Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu- President & CEO	2007	$100,000		**50,000				$150,000
	2006	$22,800		$1,913	—	—	—	$24,713
Vincent Hu CFO (since 11/07)	2007	$10,000		$—			—	$10,000
Fang Chen CFO (until 11/07)	2007	$55,000	$	**30,000			—	$85,000
	2006	$11,691		$—			—	$11,691
Zhicheng Zhou-Chief Operating Officer	2007	$60,000		**30,000				$90,000
Shuwang Li *	2006	$11691		$1,913	—		—	$13604

* Mr. Shuwang Li, the Chief Operating Officer, resigned from the post in Oct 2006 and only worked for the Company from January to September of 2006. Zhicheng Zhou replaced him as our Chief Operating Officer in October 2006.

** The bonuses have not been paid and are estimates only subject the approval of the board of directors.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Xinmin Zhang, Chen Guo Wei and Quandong Sun.

Outstanding Equity Awards

Mr. Shuwang Li, the ex-Chief Operating Officer, was awarded 393,581 common shares in October 2006.

Equity Compensation Plan

The board of directors of the Company adopted a stock option plan on November 19, 2007 and reserved 1,460,000 shares of our common stock as options to be issued under the plan.

Retirement, Post-Termination and Change in Control Description

The Company currently does not have retirement, post-termination and change in control arrangements for its officers.

Compensation of Directors

Directors and employees are not currently additionally compensated for their services as a director.  Our director compensation consists of cash only. Each director is paid an annual retainer of $5,000. An additional $5,000 is paid to one director who is also the chairman of the Audit Committee which is vacant now. All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu	0						0
Zhicheng Zhou	0						0
Guowei Chen	5,000						5,000
Quandong Sun	5,000						5,000
Xinmin Zhang	5,000						5,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this report, we have outstanding (i) 24,877,271 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 4,971,859 shares of series B convertible preferred stock and 95,418 shares of series B-1 preferred stock, (iv) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (v) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (vi) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, (vii) series F warrants to purchase an aggregate of 271,074 shares of common stock and (viii) placement agent warrant to purchase an aggregate of 271,074 shares of common stock. The warrants are exercisable until September 2012. The placement agent warrant is exercisable until September 2010. The warrants have cashless exercise provision entitling the holders to obtain shares equal to the product of (1) the nominator is the difference between the market value of all the exercised shares on the date of exercise and the exercise price of all the exercised shares and (2) the denominator is the market price per share on the date of exercise.

Shares of Series B convertible preferred stock vote together with shares of common stock on all matters upon which stockholders are entitled to vote. On those matters upon which the series B convertible preferred stock votes together with the common stock as a single class, each share of series B convertible preferred stock carries a number of votes equal to the number of shares of common stock that would be issuable upon conversion. Each holder of series B convertible preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws. Series B-1 preferred stock have the same rights and privileges as series B preferred stock.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on March 31, 2008, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants and option, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 31, 2008, and (ii) the total number of shares that the beneficial owner has acquired or may acquire upon conversion of the series B convertible preferred stock or exercise of the warrants and option. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock(1)	Common Stock(2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

Eloten Group Ltd.		6,524,174	(5)(6)		26.2%
Leading King Investment Limited		5,384,923	(7)(8)		21.6%
Vision Opportunity Master Fund, Ltd.	4,475,831	2,756,824		88.3%	11.1%
T. Rowe Price Small-Cap Value Fund, Inc.		2,444,444			9.8%

Directors and Executive Officers
Liu Yuchuan		6,524,174	(5)(6)		26.2%
Sun Quandong		5,384,923	(7)(8)		21.6%
Zhong Zhimin		393,81	(3)		0.16%
Zhou Zhicheng		-
Bian Shukui		173,962	(3)		0.7%
Chen Fang		65,604	(3)		0.26%
Chen Guowei		-	(3)		-
John Kuhns		635,822	(4)		2.56%

All Directors and Executive Officers		12,823,866%			51.5%

(1) The Series B convertible preferred stock and the warrants are assumed to be non-convertible and non-exercisable within 60 days of their date of issuance. There are conversion restrictions placed on series B preferred stock and warrants to avoid the series B preferred stock holders and warrant holders owning more than 9.9% of total common stock for each individual series B preferred stock holder or warrant holder. Series B preferred stock holder can waive the restriction upon 61 days notice to the Company. Warrant holders cannot waive such restriction.

(2) Only shares of common stock are listed because of restrictions imposed on series B and B-1 preferred shares and warrants as stated in (1) above.

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

Item 12. Certain Relationships and Related Transactions

On January 15, 2007, Beijing Gas acquired 100% equity interest of Beijing Chenguang Gas Ltd., Co. for a purchase price of 26,000,000 RMB (or approximately USD3.35 million) in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transfer and licensing of technologies regarding natural gas purification, compression and transportation., as well as installation of natural gas equipment and supply of natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijng Chenguang immediately prior to the acquisition.

ITEM 13. EXHIBITS

Exhibit Number
3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from 10-Q filed on August 20, 2007.

3.2*	Bylaws.

3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock.

3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.

4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.

4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.

4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.

4.4*	Form of Series A Warrant.

4.5*	Form of Series B Warrant.

4.6*	Form of Series C Warrant.

4.7*	Form of Series D Warrant.

4.8*	Form of Series J Warrant.

4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.

4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.

4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.

4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.

4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.

4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein.

4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein.

4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent.

4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein.

4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein.

4.19***	Form of Lock-Up Agreement, by and among, Docle Ventures, Inc., and certain other parties named therein.

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Form 8-K filed September 7, 2006.

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007.

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007.

****	Incorporated by reference from Form 8-K filed September 13, 2007.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed by the Company's current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	FISCAL 2007	FISCAL 2006
Audit Fees (1)	$100,000	100,000
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total	$100,000	100,000

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 31, 2008	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	March 31, 2008
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Acting Chief Financial Officer	March 31, 2008
Baoling Wang

/s/ Guowei Chen	Director	March 31, 2008
Guowei Chen

/s/ Quandong Sun	Director	March 31, 2008
Quandong Sun

/s/ Xinmin Zhang	Director	March 31, 2008
Xinmin Zhang

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 31, 2008
Zhicheng Zhou

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007, AND 2006

SINO GAS INTERNAIONAL HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(Stated in US dollars)

Sino Gas International Holdings Inc.

Report of Independent Registered Public Accounting Firm

To: The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 25, 2008	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents	2(e)	$10,915,590	$3,638,673
Restricted cash	3	478,920	3,124,541
Notes receivable		825,119	477,390
Accounts receivable	2(f), 4	7,315,253	6,534,740
Inventory		207,976	-
Advances to suppliers	2(g)	27,372	68,309
Prepayments and others		320,380	141,878
Other receivables	2(f)	3,100,695	1,263,800

Total current assets		23,191,305	15,249,331

Non – current Assets
Investment	2(h), 5	4,007,310	2,939,029
Plant and equipment, net	2(j), 6	24,572,565	10,608,530
Construction in progress	2(l)	11,556,820	4,628,076
Intangible Assets, net	2(k), 7	2,028,250	457,830

Total non-current assets		42,164,945	18,633,465

TOTAL ASSETS		$65,356,250	$33,882,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank Loans	8	$2,734,444	$2,430,445
Accounts payable		716,707	3,891,388
Other payable	9	10,383,657	1,790,500
Unearned revenue	2(m)	312,573	37,760
Accrued liabilities		269,794	325,922

Total current liabilities		14,417,176	8,476,015

TOTAL LIABILITIES		$14,417,176	$8,476,015

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2007	2006
STOCKHOLDERS’ EQUITY
Preferred Stock A US$0.001 par value; 20,000,000 authorized; 275,111 and 0 issued and outstanding as of December 31, 2007 and 2006 respectively		$275	-

Preferred Stock B US$0.001 par value; 5,000,000 authorized; 4,971,859 and 4,023,268 issued and outstanding as of December 31, 2007 and 2006 respectively	10	4,972	4,023

Common Stock US$0.001 par value; 250,000,000 authorized; 25,282,380 and 14,693,186 issued and outstanding as of December 31, 2007 and 2006 respectively	10	25,283	14,694

Additional paid-in-capital	10	35,247,303	18,488,040
Statutory reserves	2(v)	3,258,201	2,025,022
Retained earnings		10,524,898	4,050,707
Accumulated other comprehensive income	2(x)	1,878,142	824,296

		50,939,074	25,406,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$65,356,250	$33,882,796

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2007	2006
Net Sales
Revenues		$20,267,756	$10,870,718
Cost of revenues		(9,499,752)	(4,389,142)
Gross profit		10,768,004	6,481,576

Operating Expenses
Selling and marketing expenses		(608,830)	(95,779)
General and administrative expenses		(2,106,389)	(1,155,849)
Total operating expenses		(2,715,219)	(1,251,628)
Operating Income/(Loss)		8,052,785	5,229,948

Other Income (Expenses)
Investment income	2(q)	224,722
Other income		29,942	438,186
Other expense		(18,890)	(856)
Interest income		149,270	-
Interest expense		(197,959)	(78,237)
Total other income (expense)		187,086	359,093

Earnings before taxation		8,239,871	5,589,041

Income tax	2(r), 11	(532,500)	(423,284)
Net income		$7,707,370	$5,165,757

Constructive Preferred Dividend - Amortization of Beneficial Conversion		-	6,418,864

Income Available to Common Stock Shareholders		$7,707,370	$(1,253,107)

Earnings per share 2(z)
Basic		$0.45	$(0.09)
Diluted		$0.35	$0.33

Weighted average shares outstanding of common stock
Basic		17,165,894	14,693,186
Diluted		22,017,096	15,699,003

EPS excluding effect of Constructive Preferred Dividend
Basic		$0.45	$0.35
Diluted		$0.35	$0.33

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

										Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional			Other
	Shares		Shares		Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2006	-	-	-	-	14,361,646	14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net Income									5,165,757		5,165,757
Reverse acquisition					331,540	332			(202,678)		-202,346
Issue of stock and warrant	-	-	4,023,268	4,023	-	-	7,256,526				7,260,549
Constructive Preferred Dividend - Amortization of Beneficial Conversion Feature							6,418,864		(6,418,864)		-
Appropriations of Retained Earnings								805,302	(805,302)		-
Foreign Currency Translation Adjustment										556,431	556,431
Balance, December 31, 2006	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	4,050,707	824,296	25,406,782
-
Balance, January 1, 2007	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	4,050,707	824,296	25,406,782
Net Income									7,707,370		7,707,370
Issue of stock and warrant	275,111	275	948,591	949	10,589,194	10,589	16,759,263				16,771,076
Appropriations of Retained Earnings								1,233,179	(1,233,179)		-
Foreign Currency Translation Adjustment										1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,524,898	1,878,142	50,939,074

	Accumulated Comprehensive Income
	2006		2007		Total
Comprehensive Income
Net Income	5,165,707		7,707,370		12,873,077

Comprehensive Other Income
Foreign Currency Translation Adjustment	556,431		1,053,846		1,610,277

	5,722,138		8,761,216		14,483,354

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$7,707,370	$5,165,757
Other comprehensive income	1,053,846	-
Depreciation expense	1,301,480	155,374
Amortization expense	323,815	-
Invested in restricted time deposits	2,645,622	-
Equity in investments	-	(495,651)
Decrease/(increase) in accounts receivables	(2,924,200)	106,512
Increase in inventory	(207,976)	-
Increase in prepaid expenses	(178,502)	-
Increase in accounts payable	5,637,161	355,316

Cash sourced/(used) in operating activities	15,358,616	5,287,308

Cash flows from investing activities
Investments	(1,068,281)	-
Pledge deposits	-	(3,124,541)
Purchase of property, plant and equipment	(15,265,515)	(7,563,222)
Purchase of intangible assets	(1,894,234)	(20,565)
Increase in construction in progress	(6,928,745)	(1,556,579)

Cash sourced/(used) in investing activities	(25,156,775)	(12,264,907)

Cash flows from financing activities
Bank Loans	303,999	2,430,445
Proceeds of issuance of common stock	16,771,077	7,430,965

Cash Used/(sourced) in financing activities	17,075,076	9,861,410

Net Increase/(Decrease) in Cash & Cash Equivalents for the year	7,276,917	2,883,811

Cash and cash equivalents-beginning of year	3,638,673	571,194

Cash and cash equivalents-end of year	$10,915,590	$3,638,673

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sino Gas International Holdings, Inc. (“the Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. The Company changed its name to American Arms, Inc. on April 5, 1984, and then changed its name to Dolce Ventures, Inc. on May 21, 2002, and ultimate changed its name to Sino Gas International Holdings, Inc. on November 17, 2006.

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC. For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. The Company owns and operates 24 natural gas distribution systems serving approximately 87,500 residential and five commercial and industrial customers. The Company’s facilities include approximately 700 kilometers of pipeline and delivery networks (including delivery trucks) with a designed daily capacity of approximately 70,000 cubic meters of natural gas.

The common stock of the Company is currently quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board under the symbol “SGAS”.

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

Recent Acquisitions

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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2007 and 2006 (whichever applicable 2006).

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British
	Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction Limited	The British
	Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development Limited	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 150,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Wuhe Weiye Gas Co., Ltd	PRC	1/30/2007	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	100	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd	PRC	3/21/2007	100	100	RMB 3,000,000

Langfang Development Region Weiye
Dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Shijiazhuang Chenguang Gas Co., Ltd	PRC	6/14/2007	100	100	RMB 2,000,000

Luquan Chenguang Gas Co., Ltd	PRC	4/27/2007	100	100	RMB 2,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Nangong Weiye Gas Co., Ltd	PRC	6/25/2007	100	100	RMB 3,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Guannan Weiye Gas Co., Ltd	PRC	6/19/2003	100	100	RMB 9,510,000

Sixian Weiye Gas Co., Ltd	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd	PRC	7/13/1007	100	100	RMB 15,000,000

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

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd are principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped gas in the People’s Republic of China.

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

(l) Construction in progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As of December 31, 2007, the pipelines under construction include mainly the projects in Beijing. These projects, once completed, will significantly increase the gas supply capacity.

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

	12/31/2007	12/31/2006
Years end RMB : US$ exchange rate	7.3141	7.8175
Average yearly RMB : US$ exchange rate	7.6172	7.9819

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p) Revenue Recognition

Revenue is recognized when services are rendered to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Net sales consist of gas and connection fee revenue. Cost of sales include gas and connection cost.

Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

Sales of natural gas are recognized when goods are delivered and title has passed.

(q) Investment Income

Investment income represents the Group’s share of post-acquisition results of its investment in equity securities for the year.

(r) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2007, there was no significant book to tax differences.

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

(v) Statutory Reserves

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (" SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair values. SFAS 159 is effective for fiscal years after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on our financial statements.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

The management of the Company does not anticipate that the adoption of these six standards will have a material impact on these consolidated financial statements.

(Z) Earnings Per Share

The Company reports earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares available. Diluted earnings per share is computed using the treasury stock method whereby the denominator is increased by the net dilution on the exercise of the warrants and if the additional common shares were dilutive.

3.	RESTRICTED CASH

Restricted Cash represents compensating balances held at banks to partially secure banking facilities in the form of loans and notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding loans and notes payable, and the funds are only allowed to be used to settle bank indebtedness. The funds deposited as compensating balances are interest bearing. The amount of cash restricted varies based on the Bank’s credit policy at the time that the Company requests for increase or extension of credit facilities.

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

The "amounts are not due within one year" are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the year December 31, 2007 and 2006.

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

	Accounts Receivable		Allowance for Bad Debt
Gross Accounts Receivable	$7,352,013	Beginning Balance	$32,674
Allowance for bad debt	(36,760)	Addition	4,086
Net Accounts Receivable	$7,315,253	Ending Balance	$36,760

The followings are the largest ten accounts receivable as of December 31 2007.

Baishan Jiehe Development & Construction Co., Ltd	$200,844
Shuqian Mingwei Development & Construction Co., Ltd	241,998
Peixian Jiannan Real Estate Development Co., Ltd	313,367
Sihong Jinwan Construction Co., Ltd	316,101
Xiuzhou Shenyuan Real Eastate Development Co., Ltd	337,038
Guannan Construction Co., Ltd	345,360
Lianyuangan Baoli Development Co., Ltd	357,665
Jianshu Province Farms	421,405
Huabei Oil Management & Machine Co., Ltd	555,365
Hebei Zhonggang Steel Co., Ltd	592,135
$3,681,282

5.	INVESTMENTS

	12/31/2007	12/31/2006
Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	$2,199,568	$2,939,029
Sihong project	328,133	-
Baishan project	1,479,609	-

As of December 31	$4,007,310	$2,939,029

6.	PLANT AND EQUIPMENT, NET

Plant and Equipment consist of the following as of December 31, 2007 and 2006:

	12/31/2007	12/31/2006
At Cost
Gas Pipelines	$18,885,734	$8,255,231
Motor Vehicles	4,874,685	2,204,621
Machinery & Equipment	885,997	273,943
Buildings	1,405,638	89,799
Leasehold Improvements	68,942	47,543
Office Equipment	105,336	67,774
	26,226,335	10,938,911

Less: Accumulated depreciation	(1,653,771)	(330,381)

	$24,572,565	$10,608,530

Depreciation and amortization expense is included in the consolidated statements of income and comprehensive income for the year December 31, 2007 and 2006 is as follows:

	2007	2006
Cost of revenues	$728,829	$87,155
Selling and marketing expenses	156,178	18,645
General and administrative expenses	416,473	49,574
	$1,301,480	$155,374

7.	INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2007:

	12/31/2007	12/31/2006
At Cost
Land use rights	$452,345	$112,565
Franchises	359,464	336,318
Goodwill	1,562,202
Other	9,563	8,947
	2,383,574	457,830

Less: Accumulated amortization	355,324	-

	$2,028,250	$457,830

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

8.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	2007	2006
Loans from Shen Zhen Development Bank Co., Ltd,	-	$2,430,445
interest rate at 5.022% per annum
Loans from China Renmin Bank Co.,Ltd.
Interest rate at 7.2270% per annum plus additional 10% fluctuation market rate	$2,734,444	-

Interest expense for the short term bank loans was $55,405 and $9,522 for the years ended December 31, 2007 and 2006. Banking facility is secured by the Directors’ mortgage of real property.

9.	OTHER PAYABLES

Other payables at December 31, 2007 consist of the following:

	12/31/2007	12/31/2006
Employees’ welfare payables	$176,236	$56,584
Amount due to employees	150,711	11,360
Tax payable	922,620	1,089,804
Other Payable	9,134,091	632,752

Total	$10,383,657	$1,790,500

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

10.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which there are 25,282,380 shares issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (i) series A convertible preferred stock, of which 20,000,000 shares have been authorized and 275,111 shares are issued and outstanding; and (ii) series B convertible preferred stock, of which 5,000,000 shares have been authorized and 4,971,859 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A and series B convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 25,282,380 shares of common stock issued and outstanding as of December 31, 2007. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Total Capitalization

The Following table depicts an analysis of total capitalization for the issuance of Preferred Stock A, Preferred Stock B, Common Stock, and the related additional Paid in Capital as of December 31, 2007:

	Preferred Stock A		Preferred Stock B		Common Stock
Name of Shareholder	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Private Investor	275,111	275	-	-	-	-	1,210,213	0.90%
Investor Relations firm	-	-	4,971,859	4,972	-	-	6,994,270	16.29%
Management / Insider	-	-	-	-	12,653,661	12,654	4,252,959	41.45%
Investor - 1st Round Raising	-	-	-	-	5,628,722	5,629	2,997,371	18.44%
Less : Cost of Stock Issurance	-	-	-	-	-	-	(412,241)	-
Investor - 2nd Round Raising	-	-	-	-	6,999,997	7,000	15,743,000	22.93%
Less : Cost of Stock Issurance	-	-	-	-	-	-	(1,957,133)	-
Beneficial Conversion Feature	-	-	-	-	-	-	6,418,864	-
	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	100.00%

11.	INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, in accordance with the relevant taxation laws in the PRC, the Group is eligible for tax concessions and was exempted from part of the PRC income taxes for the year.

Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises that already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being expired.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the years ended December 31.

	2007	2006
Income before taxation	$8,239,871	$5,165,757
Provision for income taxes at PRC income tax rate	2,719,157	1,704,700
Effect of tax exemption granted to the Company	(2,186,657)	(1,281,416)

Income tax	$532,500	$423,284

14.	SEGMENT INFORMATION

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

2007 Statement of Income (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$7,294,608	$12,973,148	$-	$20,267,756
Cost of Revenue	(6,374,365)	(3,125,387)	-	9,499,752
Gross Profit	920,243	9,847,761	-	10,768,004
Operating Expenses	(209,418)	(2,241,032)	(264,769)	(2,715,219)

Other Income	4,080	43,665	139,341	187,086

Earnings before taxation	714,905	7,650,394	(125,428)	8,239,870

Income tax	(45,604)	(486,896)	-	(532,500)

Net income	$711,192	$7,163,498	$(125,428)	$7,707,370

2007 Balance Sheet (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,509,765	$3,814,583	$7,866,957	$23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945

Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	39,375	14,417,176
Total Liabilities	1,228,727	13,149,074	39,375	14,417,176

Net Assets	$20,887,841	$22,223,651	$7,827,582	$50,939,074

2006 Statement of Income (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$3,912,502	$6,958,216	-	$10,870,718
Cost of Revenue	(2,945,132)	(1,444,010)	-	(4,389,142)
Gross Profit	967,370	5,514,206	-	6,481,576

Operating Expenses	(96,534)	(1,033,044)	(122,050)	(1,251,628)

Other Income	7,831	83,811	267,451	359,093
Earnings before taxation	878,667	4,564,973	145,401	5,589,041

Income tax	(36,250)	(387,034)	-	(423,284)

Net income	$842,417	$4,177,939	$145,401	$5,165,757

2006 Balance Sheet (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$6,236,877	$3,795,902	$5,216,552	$15,249,331
Non-Current Assets	4,687,342	13,946,123	-	18,633,465
Total Assets	10,924,219	17,742,025	5,216,552	33,882,796

Liabilities
Current Liabilities	722,382	7,730,484	23,149	8,476,015
Total Liabilities	722,382	7,730,484	23,149	8,476,015

Net Assets	$10,201,837	$10,011,541	$5,193,403	$25,406,781

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

No other measures of segment profit or loss and assets have been provided or reviewed by the company's chief operating decision maker.

15.	COMMITMENTS UNDER OPERATING LEASES

At December 31, 2007, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

	2007	2006
Land and Buildings
Not later than one year	$45,934	$61,401
Later than one year and not later than five years	228,079	245,603
After five years	500,067	521,906

	$774,080	$828,910

17.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

Sales to Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd (Zhongran Xiangke), an investee for which the equity method is used, for the years 2007 and 2006 were $85,951 and $334,326 respectively. The amounts receivable from Zhongran Xiangke for the years 2007 and 2006 were $16,741 and $0 respectively. Also, included in the other payables are payables to Zhongran Xiangke for the years 2007 and 2006 were $141,303 and $101,592 respectively.

Sales to Beijing Zhongyou Xiangke Oil Gas Technology Co. Ltd (Zhongyou Xiangke), an investee of Zhongran Xiangke, for the years 2007 and 2006 were $ 0 and $ 0 respectively. The amounts receivable from Zhongyou Xiangke for the years 2007 and 2006 were $ 0 and $2,130 respectively.

18.	DISCONTINUED OPERATION SEGMENT

According to the agreement of Board of Directors Minute of Sino Gas International Holdings, Inc., the Company decides to discontinue the operation of Pegasus Tel, Inc., a BVI company of Sino Gas International Holdings, Inc. at the end of fiscal year 2007.

Pegasus Tel, Inc.
Statements of Income

	12/31/2007	12/31/2006
Revenues	$10,059	$2,138
Cost of Sales	(5,904)	(6,601)
Gross Profit	4,155	4,463

Operating Expenses	66,459	11,973
Other Expense Interest	(3,347)	(95)

Earnings before Tax	(65,651)	(16,531)

Tax	(60)	(65)

Net Income	$(65,711)	$(16,596)

Earnings per share	$(0.01)	(0.00)
Weighted Average Shares Outstanding	5,100,000	5,100,000

Pegasus Tel, Inc.
Statements of Income

	12/31/2007	12/31/2006
Assets
Current Assets	$2,336	$445
Non Current Assets	-	509
Total Assets	2,336	954

Current Liabilities	86,047	18,954
Total Liabilities	86,047	18,954

Net Assets	(83,711)	(18,000)
Total Liabilities & Net Assets	$2,336	$954

19.	CONTINGENT LIABILITY

As of December 31, 2007, the Company had a contingent liability in the form of liquidated damages. The liquidated damages are penalties imposed by investors because the Company had not successfully registered the stock with the Securities Exchange Commission by the agreed-upon date as stipulated in the investment agreement. Unless the investors agree to waive this penalty, the maximum penalty could be 20% of the amount of financing by the investors who entered into the investment agreement with the Company.

Due to circumstances beyond its control, the Company was unable to make a timely and effective registration. Company’s management is seeking a waiver of these liquidated damages from its investors. The Company’s legal counsel declined to express an opinion on the status, probability, and magnitude of the investors’ claims, if any.

