Form 10-Q
period 2008-03-31
Sino Gas International Holdings, Inc.
filed 2008-05-15
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	32-0028823
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.18 Zhong Guan Cun Dong St. Haidian District Beijing, P. R. China	100083
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  86-10-82600527

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

As of May 12, 2008, the Registrant had 26,377,271 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

REVIEWED FINANCIAL STATEMENTS
MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 2008 and 2007. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
May 12, 2008	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

		3/31/2008	12/31/2007
	Note
ASSETS

Current Assets
Cash & cash equivalents	2(e)	$8,021,212	$10,915,590
Restricted cash	3	664,061	478,920
Notes receivable		586,710	825,119
Accounts receivable	2(f),4	6,162,418	7,315,253
Inventory		246,891	207,976
Advances to suppliers	2(g)	1,041,556	27,372
Prepayments and others		465,669	320,380
Other receivables	5	9,849,587	3,100,695
Total Current Assets		27,038,104	23,191,305

Non-Current Assets
Investment	2(h)	2,703,156	4,007,310
Property, plant & equipment, net	2(j),6	26,852,967	24,572,565
Construction in progress	2(l)	12,830,941	11,556,820
Intangible assets, net	2(k),7	2,112,337	2,028,250
Total non-current assets		44,499,401	42,164,945

TOTAL ASSETS		$71,537,505	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	8	$7,120,276	$2,734,444
Accounts payable		1,417,807	716,707
Other payables	9	9,715,659	10,383,657
Unearned revenue	2(m)	640,615	312,573
Accrued liabilities		41,428	362,263

Total current liabilities		18,935,785	14,509,644

TOTAL LIABILITIES		$18,935,785	$14,509,644

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

STOCKHOLDERS' EQUITY
Preferred Stock A US $0.001 par value; 20,000,000 shares authorized; 275,111 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	$275	$275

Preferred Stock B US $0.001 par value; 5,000,000 shares authorized; 4,971,859 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	4,972	4,972

Common Stock US $0.001 par value; 250,000,000 shares authorized; 25,282,380 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	25,283	25,283

Additional Paid in Capital		35,247,303	35,247,303
Statutory Reserve		3,481,730	3,258,201
Retained Earnings		10,358,228	10,432,430
Accumulated Other Comprehensive Income		3,483,929	1,878,142

TOTAL STOCKHOLDERS' EQUITY		52,601,720	50,846,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$71,537,505	$65,356,250

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007
Net Sales

Revenues	$4,342,117	$2,438,227
Cost of revenues	(2,975,472)	(1,837,630)
Gross Profit	1,366,645	600,597

Operating Expenses

Selling and marketing expenses	(181,704)	(56,198)
General & administrative expenses	(833,451)	(441,374)
Total operating expenses	(1,015,155)	(497,572)

Operating Income/(Loss)	351,490	103,025

Other Income (Expenses)

Other income	-	36,088
Other expenses	(845)	(1,495)
Interest income	33,166	-
Interest expense	(60,467)	(5,370)
Total other income (expense)	(28,146)	29,223

Earnings before tax	323,344	132,248

Income tax	(174,017)	(16,865)

Net income	$149,327	$115,383

Earnings per share
Basic	0.009	0.008
Diluted	0.007	0.004

Weighted Average Shares Outstanding
Basic	17,165,894	14,730,597
Diluted	22,017,096	28,724,652

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

							Common Stock			Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional			Other
	Shares		Shares		Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	3,958,239	824,296	25,314,314
Net Income									7,707,370		7,707,370
Issue of stock and warrant	275,111	275	948,591	949	10,589,194	10,589	16,759,263				16,771,076
Appropriations of Retained Earnings								1,233,179	(1,233,179)		-
Foreign Currency Translation Adjustment										1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606

Balance, January 1, 2008	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606
Net Income									149,327		149,327
Issue of stock and warrant											-
Appropriations of Retained Earnings								223,529	(223,529)		-
Foreign Currency Translation Adjustment										1,605,787	1,605,787
Balance, March 31, 2008	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,481,730	10,358,228	3,483,929	52,601,720

	Accumulated Comprehensive Income
	12/31/2007	3/31/2008	Total
Comprehensive Income
Net Income	7,707,370	149,327	7,856,697
Comprehensive Other Income
Foreign Currency Translation Adjustment	1,053,846	1,605,787	2,659,633
	8,761,216	1,755,114	10,516,330

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007
Cash flow from operating activities
Net Income	$149,327	$115,383
Depreciation expense	640,248	38,844
Amortization expense	29,532	-
Invested in restricted time deposits	(185,141)	3,124,541
Decrease/(increase) in accounts receivable	(5,357,649)	310,419
Increase in inventory	(38,915)	-
Increase in prepaid expenses	(831,430)	-
Increase in accounts payable	(287,733)	3,023,295
Cash sourced/(used) in operating activities	(5,881,761)	6,612,482

Cash flows from investing activities
Cash received for investment sales proceeds	1,304,154	-
Cash paid for investment and acquisition	-	(930,801)
Purchase of property, plant & equipment	(2,920,649)	(3,320,688)
Purchase of intangible assets	(113,620)	(172,210)
Increase in construction in progress	(1,274,121)	(1,345,436)
Cash souced/(used) in investing activities	(3,004,236)	(5,769,135)

Cash flows from financing activities
Proceeds from bank borrowings	4,385,832	(2,430,445)
Cash sourced/(used) in financing activities	4,385,832	(2,430,445)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(4,500,165)	(1,587,098)

Effect of Currency Translation on cash and cash equivalents	1,605,787	293,589

Cash & Cash Equivalents - Beginning of Year	$10,915,590	$3,638,673

Cash & Cash Equivalents - End of Year	$8,021,212	$2,345,164

Supplementary cash flow information
Interest received	$33,166	$94,653
Interest paid	60,467	43,617
Income tax paid	-	16,865

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2008 and December 31, 2007 (whichever applicable 2007).

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction Limited	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development Limited	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 150,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Wuhe Weiye Gas Co., Ltd	PRC	1/30/2007	100	100	RMB3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	100	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd	PRC	3/21/2007	100	100	RMB 3,000,000

Langfang Development Region Weiye dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Shijiazhuang Chenguang Gas Co., Ltd	PRC	6/14/2007	100	100	RMB 2,000,000

Luquan Chenguang Gas Co., Ltd	PRC	4/27/2007	100	100	RMB 2,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Nangong Weiye Gas Co., Ltd	PRC	6/25/2007	100	100	RMB 3,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Guannan Weiye Gas Co., Ltd	PRC	6/19/2003	100	100	RMB 9,510,000

Sixian Weiye Gas Co., Ltd	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd	PRC	7/13/1007	100	100	RMB 15,000,000

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

(h)  Investments in Equity Securities

The equity method of accounting was used to account for the Company’s investment in equity securities for which the Company did not have controlling equity interest. Non controlling equity interest for the Company is typically a position of less than 50% beneficial ownership.

The consolidated statement of income includes the Company's share of the post-acquisition results of the investment’s performance for the year. In the consolidated balance sheet, investments in equity securities are stated at the Company's share of the net assets of the investments plus any potential premium, or less discounts paid at the time of acquisition, and less any identified impairment loss.

Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd is the Company’s 40% owned investment and is principally engaged in sale of compressed natural gas to domestic households and industrial firms around the suburbs of Beijing as well as the suburban areas of the Hebei Province and Tianjin.

Name of Associate Company	Place of Registration	Form of Business Structure	Registered Capital	Nominal Value of Registered Capital	Principal Activities
Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	PRC	Sino foreign equity joint venture	RMB 20,000,000	40	Trading of natural gas and gas pipeline construction

The Company did not record any goodwill when it acquired its equity position in Xiangke. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried a 40% stake in Xiangke.

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

(l)  Construction in Progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As of March 31, 2008, the pipelines under construction include mainly the projects in Beijing. These projects, once completed, will significantly increase the gas supply capacity.

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

(o)  Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at March 31, 2008 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	3/31/2008	12/31/2007
Years end RMB : US$ exchange rate	7.0222	7.3141
Average yearly RMB : US$ exchange rate	7.1757	7.6172

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

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Beijing Gas is in the natural gas industry whose development is encouraged by the government. According to the income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. Also, Beijing Gas is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. The Company’s first profitable tax year was 2003. Accordingly, the Company’s income is subject to a reduced tax rate of 7.5%. From 2008 onwards, the Company’s income is subject to a reduced tax rate of 9%. Subsidiaries of Beijing Gas are subject to the effective rate of 25%.

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

ii.
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

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

(Z) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants, and convertible preferred stock.

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

In general for construction projects, deposits of 30% of total contract sum are received from client when the project commences. Second payment of 30% is received after the construction is completed for around 6 months. The final sum of the remaining portion normally acts as retention money for quality warranty to the developer. The retention money would be received by the company after the 1 year warranty period.

The phrase “receivables are due within one year of aging” means the receivable that are within one year of aging.

The “amounts are not due within one year” are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the year March 31, 2008 and December 31, 2007

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

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

Accounts Receivable

	3/31/2008	12/31/2007
Gross accounts receivable	$6,193,385	$7,352,013
Allowance for bad debt	30,967	(36,760)
Net accounts receivable	$6,162,418	$7,315,253

Allowance for Bad Debt

	3/31/2008	12/31/2007
Beginning balance	$36,760	$32,838
Addition	19,939	26,909
Less - write off	(25,732)	(22,987)
Ending balance	$30,967	$36,760

Accounts Receivable Aging Report

	3/31/2008	12/31/2007

30 Days	$4,681,398	$5,557,172
30-60 Days	1,021,345	1,212,413
60-90 Days	23,157	8,747
90-180 Days	171,660	-
180-360 Days	257,490	27,489
>360 Days	7,368	509,433
Total	$6,162,418	$7,315,254

The followings are the largest ten accounts receivable as of March 31, 2008

Peixian jiangnan development Co., Ltd	$290,507
Beijing xuancheng Construction Co., Ltd	297,881
Jiangshu honghu farm Co., Ltd	301,558
Sihong jinwan construction Co., Ltd	323,545
Xuzhou shenyuan real property Co., Ltd	351,048
Guannan construction Co., Ltd	359,716
Lianyun port development Co., Ltd	372,533
Huabei oil management machine Co., Ltd	412,549
Shanghai datun energy Co., Ltd	604,771
Hebei zhonggang steel development Co., Ltd	892,056

Total	$4,206,164

5. OTHER RECEIVABLES

The followings are the ten largest other receivables as of March 31, 2008

Other receivables

3/31/2008

Beijing yanfang construction Co., Ltd.	$15,434
Xisanzhuang Co., Ltd.	21,423
Shenzhen shenqi investment Co., Ltd.	23,732
Peixuan construction service department	28,481
Beijing zhongshi investment Co., Ltd.	42,722
Shangjianzhong	327,533
China gas investment Co., Ltd.	333,939
Tianjin feite zhixun service Co., Ltd.	356,014
Baishan zhaiwu service Co., Ltd.	1,968,852
Baoding city management Co., Ltd.	4,272,165

Total	$7,390,295

 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following as of March 31, 2008 and December 31, 2007

	03/31/08	12/31/07
At Cost
Gas Pipelines	$20,925,765	$18,885,735
Motor Vehicles	5,351,869	4,874,686
Machinery & Equipment	867,089	885,998
Buildings	1,748,881	1,405,639
Leasehold Improvements	72,036	68,942
Office Equipment	181,345	105,336

Total	$29,146,985	$26,226,336

Less: Accumulated Depreciation	(2,294,018)	(1,653,771)

Property, Plant and Equipment, net	$26,852,967	$24,572,565

	03/31/08	12/31/07
Accumulated Depreciation
Gas Pipelines	$1,074,075	$591,419
Motor Vehicles	821,796	687,354
Machinery & Equipment	170,595	161,703
Buildings	131,312	128,514
Leasehold Improvements	38,269	34,070
Office Equipment	57,971	50,711

Total	$2,294,018	$1,653,771

Depreciation expense included in the consolidated statements of income for the period ended March 31, 2008 was $640,247.

7.  INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2008 and December 31, 2007:

	03/31/08	12/31/07
At Cost
Land use rights	$471,747	$452,345
Franchises	384,495	359,464
Goodwill	1,627,140	1,562,202
Other	13,813	9,563
Total	$2,497,195	$2,383,574

Less: Accumulated Amortization	(384,858)	(355,324)

Intangible Assets, net	$2,112,337	$2,028,250

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

8. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	3/31/2008	12/31/2007
Loans from China Renmin Bank Co.,Ltd. Interest rate at 7.22% per annual plus 10% fluctuation market rate	$2,848,110	$2,734,444
Loans from Huashang Bank Co., Ltd.	4,272,166	-
Total	$7,120,276	$2,734,444

Interest expenses for the short-term bank loans were $57,877 and $55,405 for the three months ended March 31, 2008, and the twelve months ended December 31, 2007.

9.  OTHER PAYABLES

Other payables at March 31, 2008 and December 31, 2007 consist of the following:

	3/31/2008	12/31/2007
Employees’ welfare payables	$218,637	$176,236
Amount due to employees	30,061	150,711
Tax payable	243,439	922,620
Other Payable	9,223,522	9,134,090

Total	$9,715,659	$10,383,657

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

The followings are the ten largest other payables as of March 31, 2008:

Beijing chengguang Co., Ltd.	$19,833
Caiyou erchuang transportation Co.	25,674
Education department Co., Ltd.	38,528
Labor union department	60,757
Heshuchun	71,203
Beijing qianshi technology development Co.	78,602
Social insurance Co., Ltd.	117,263
Employee training program Co., Ltd.	411,860
Chenguang weizhong consultant Co., Ltd.	427,217
Baishan natural gas Co., Ltd	4,010,447

Total	$5,261,384

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 25,282,380 shares of common stock issued and outstanding as of March 31, 2008. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Total Capitalization

The Following table depicts an analysis of total capitalization for the issuance of  Preferred Stock A, Preferred Stock B, Common Stock, and the related additional Paid in Capital as of March 31, 2008:

	Preferred Stock A		Preferred Stock B		Common Stock
Name of Shareholder	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Additional Paid in Capital	% of Equity Holdings

Private Investor	275,111	275	-	-	-	-	1,210,213	0.90%
Investor Relations firm	-	-	4,971,859	4,972	-	-	6,994,270	16.29%
Management / Insider	-	-	-	-	12,653,661	12,654	4,252,959	41.45%
Investor - 1st Round Raising	-	-	-	-	5,628,722	5,629	2,997,371	18.44%
Less : Cost of Stock Issuance	-	-	-	-	-	-	(412,241)	-
Investor - 2nd Round Raising	-	-	-	-	6,999,997	7,000	15,743,000	22.93%
Less : Cost of Stock Issuance	-	-	-	-	-	-	(1,957,133)	-
Beneficial Conversion Feature	-	-	-	-	-	-	6,418,864	-

	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	100.00%

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

3/31/2008 Balance Sheet Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$14,147,456	$4,688,771	$8,201,877	$27,038,104
Non-Current Assets	11,194,047	33,305,354	-	44,499,401
Total Assets	$25,341,503	$37,994,125	$8,201,877	$71,537,505

Liabilities
Current Liabilities	1,604,946	17,175,131	155,709	18,935,786
Total Liabilities	$1,604,946	$17,175,131	$155,709	$18,935,786

Net Assets	$23,736,557	$20,818,994	$8,046,168	$52,601,719

3/31/2008 Income Statement Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$2,987,419	$1,354,698	$-	$4,342,117
Cost of Revenue	(2,545,638)	(429,834)	-	(2,975,472)
Gross Profit	441,781	924,864	-	1,366,645

Operating Expense	(232,194)	(493,412)	(289,548)	(1,015,155)
Other Income	(18,061)	(38,380)	28,295	(28,146)
Earnings before tax	191,526	393,071	(261,253)	323,344
Income tax	(55,685)	(118,332)	-	(174,017)

Net Income	$135,841	$274,739	$(261,253)	$149,327

Balance Sheet Segment Report
As of December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	11,509,765	3,814,583	7,866,957	23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945
Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	131,843	14,509,644
Total Liabilities	1,228,727	13,149,074	131,843	14,509,644

Net Assets	20,887,841	22,223,651	7,735,114	50,846,606

Income Statement Segment Report
For the three months ended March 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$1,822,891	$615,336	$-	$2,438,227
Cost of Revenue	(1,713,412)	(124,218)	-	(1,837,630)
Gross Profit	109,479	491,118	-	600,597

Operating Expense	(89,563)	(408,009)	-	(497,572)
Other Income	23,963	5,260	-	29,223
Earnings before tax	43,879	88,369	-	132,248
Income tax	(3,036)	(13,829)	-	(16,865)

Net Income	$40,843	$74,540	$-	$115,383

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

Item 2.  Management’s Discussion and Analysis

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Liquidity and Capital Resources

Natural gas distribution is a typical capital-intensive industry, which requires a large amount of capital for the construction of pipelines and gas stations, purchase of transportation vehicles etc. while the investment would be paid back in the following year with increasing new household connections. Under the organic growth model (growth by the Company without outside funding), the Company can develop new city projects by using the money generated from existing cities. The Company would be constrained by inadequate capital when developing into bigger cities or making Merger &Acquisition activities, under which situation the company needs to raise money to finance its business expansion.

Three Months Ended March 31, 2008 Compared to Three Months Ended Mar 31, 2007

During the three months ended March 31, 2008, our company achieved strong increases in financial and operational results. Our net revenues and gross profit were $4,342,117 and $1,366,645, respectively, representing an increase of 78.09% and 127.55%, respectively, from those of the same period in the previous year. Our operating income in 2008 was $351,490, representing an increase of 241.17% from 2007.

	For the 3 months ended March 31,
	2008	2007	Change
	US$	US$%
Net Revenues	4,342,117	2,438,227	78.09%
Gross Profit	1,366,645	600,597	127.55%
Operating Income	351,490	103,025	241.17%
Net Income	149,327	115,383	29.42%
Gross Margin	3.15%	24.63%
Net Margin	3.44%	4.73%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended March 31, 2008 were $4,342,117, compared to $2,438,227 for the same period in 2007, representing an increase of 78.09%. The increase was due to new customers’ connecting to our gas distribution network and new customers’ purchasing our natural gas. During this period, we connected 4,590 new residential households to our gas distribution network, resulting in total connection fees of $1,345,698. Gas sales during the same period amounted to 9.45 million cubic meters, or $2,987,419. In comparison, we connected 2,260 new residential households to our gas distribution network in 2007, resulting in total connection fees of $615,336. Gas sales during the period amounted to 6.32 million cubic meters, or $1,822,891.

	For the 3 months ended December 31,
	2008		2007		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	4.34	100%	2.44	100%	78.09%
Connection Fees	1.35	31%	0.62	25%	120.16%
Gas Sales	2.99	69%	1.82	75%	63.88%

Connection Fees

Connection fees during the three months ended March 31, 2008 were $1.35 million, representing an increase of 120.16% over the same period of 2007, accounting for 31% of the total net revenue compared with approximately 25% for the same period in 2007. With regard to the source of connection fees, 100% of total connection fees came from the development of new residential users. We connected 4,590 residential users during the three months ended March 31, 2008, an increase of approximately 120.16% from 2007.

	For the 3 months ended March 31,
(in US$ millions)	2008		2007		Change
	US$	%	US$	%	%
Connection Fees	1.35	100%	0.62	100%	120.16%
Residential Users	1.35	100%	0.62	100%	120.16%
Industrial Users	0.00	0%	0.00	0%	0%

Such substantial increase was primarily attributable to the following two aspects.

First of all, we tried our best to develop more residential customers in those cities of which we have obtained franchise of natural gas distribution systems. Our invested projects in the three months ended March 31, 2008 connected 4050 new residential households in the three months ended March 31, 2008, resulting in approximately $1,208,600 to our total connection fees. In comparison, during the same period of 2007, we connected 1,125 new residential households to our gas distribution network, resulting in total connection fees of $615,336.

Secondly, Quality projects merger was judged to be another important factor in our good performance. Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, connected 540 new residential households in the three months ended March 31, 2008, resulting in approximately $0.146 million to our total connection fees.

The table below is a breakdown of our top five customers by connection fees:

Customers	Connection Fees: ($ million)
Beijing Xinchengyuanjing Real Estate Development Co. Ltd	0.2748
Tangshan Shunda Real Estate Development Co.	0.2776
Zaoqiang Taihe Real Estate Development Co.	0.223
Baishan Jiacheng Real Estate Development Co.	0.0557
Su Qian Run Cheng Development Co., Ltd.	0.0418

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

Gas Sales

In terms of volume, we sold 9.45 million cubic meters of natural gas during the three months ended March 31, 2008, compared with 6.32 million cubic meters in 2007. In terms of value, gas sales were $2.99 million during the three months ended March 31, 2008, accounting for 69% of total net revenue in 2008, representing an increase of 63.88% over the year 2007. Gas sales to residential increased 16.51% from $0.55 million in 2007 to $0.64 million in 2008. Gas sales to industrial users increased 100.25%, from $0.44 million in 2007 to $0.89 million in 2008. Gas sales to commercial users increased 75.70%, from $0.83 million in 2007 to $1.47 million in 2008.

	For the 3 months ended March 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gas Sales	2.99	100%	1.82	100%	63.88%
Residential Users	0.64	22%	0.55	25%	16.51%
Industrial Users	0.89	36%	0.44	24%	100.25%
Commercial Users	1.47	42%	0.83	50%	75.70%

Such substantial increase was primarily attributable to the following two aspects.

First of all, our invested projects maintained steady and rapid development. During the three months ended March 31, 2008, 4.3299 million cubic meters of gas were sold, resulting in approximately $1.504 million, 74.76% of our total gas sales. In comparison, during the same period of last year, 6.22 million cubic meters of gas were sold, resulting in approximately $1.8 million.

Secondly, Quality projects merger was judged to be another important factor in our good performance. Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”), acquired in January 2007, sold 5.1168 million cubic meters of gas during the three months ended March 31 2008, resulting in approximately $1.4834 million, 49.66% of our total gas sales.

The table below is a breakdown of our major industrial customers for gas consumption in the first quarter of 2008.

Residential Customers	Gas Usage (million cubic meters)	Gas Usage ($ million)
Hebei Zhonggang Steel Co., Ltd.	1.9407	0.6294
Tangshan Changsheng Ceramic Factory	0.1721	0.0541
Elite (Langfang) Textile Corporation	0.0992	0.0298
The First Machine Factory of Huabei Petrol Bureau	0.391	0.128
Hebei Jihengyuan Group Ltd.	0.1021	0.0428

Gas sales of $0.6294 million were contributed by a single industrial project, Hebei Zhonggang Steel Co., Ltd. (“Hebei Zhonggang”), which started to use gas at the beginning of 2006. The gas consumption of Hebei Zhonggang has increased to 1.9407 million cubic meters during the three months ended March 31, 2008 from 1.3 million cubic meters in 2007.

As mentioned above, due to seasonality factors of our business, gas sales accounted for a relatively lower percentage of our total sales, though gas sales in absolute value remained relative stable throughout the year. Sales from industrial users are nearly more than 60% higher than that from residential users, due to much larger consumption of natural gas by industrial users. As our customer base grows, gas sales from residential users would increase gradually.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008, which includes cost of connection and cost of gas sales was $2.98 million, an increase of 61.92%, from $1.84 million in the same period of 2007.

	For the 3 months ended March 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	2.98	100%	1.84	100%	61.92%
Connection Cost	0.43	14%	0.12	7%	246.03%
Gas Cost	2.55	86%	1.71	93%	48.57%

Cost of Connection

Our cost of connection during the three months ended March 31, 2008 was $0.43 million, or 14% of total cost of revenues. By comparison, the cost of connection during the same period of 2007 was $0.12 million, or 7% of total cost of revenue.

Cost of connection increased around 246.03% from the same period in 2007, mainly due to the increased cost of gas station maintenance resulting from the development of our gas stations and increase of revenues from connection fees. Increase of revenues from connection fees raised nearly 120% from the same period in 2007.

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

Cost of Gas Sales

The cost of gas sales increased 48.57% to $2.55 million during the three months ended March 31, 2008 from the same period in 2007, when it was $1.71 million. This increase is largely due to the increase of gas sales which increased 63.86%.

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

The table below details our major gas suppliers in three months ended March 31, 2008:

Gas Supplier	Gas Purchase (million cubic meters)	Gas Purchase ($ million)
North China Oil Field Fourth Oil Extraction Plant of Petro China	1.84	0.41
Tianjin Dagang Oilfield Transportation Co., Ltd.	0.35	0.09
Henan Zhong Yuan Green Energy High-Tech Co., Ltd.	0.15	0.06
Hebei Natural Gas Co. Ltd	0.33	0.07

Gross Profit

Gross income increased from $0.6 million in 2007 to $1.37 million for 2008.

	For the 3 months ended March 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gross Profit	1.37	100%	0.60	100%	127.55%
Connection	0.92	67%	0.49	82%	88.52%
Gas	0.44	33%	0.11	18%	303.53%

During the three months ended Mar 31, 2008, gross profit was $1.37 million, an increase of approximately 127.55% from the same period of 2007. Gross profit from connection fees is $0.92 million for the first three months of 2007, accounting for 67% of total gross profit. In comparison, gross profit from connection fees was $0.49 million for the three months of 2007, accounting for 82% of total gross profit. Gross profit from gas sales was $0.44 million, accounting for 33% of total gross profit, compared to $0.11 million, 18% of total gross profit in the same period of 2007.

Decrease of gross margin for connection is attributable to the increase of cost for connection fees. We believe that the gross margin for connection will greatly increase if the number of households we developed meets the capacity of pipeline network. Increase of gross margin for gas sales is attributable to the fact that the growth rate of gas sales is larger than the growth rate of cost of gas sales. We believe that the gross margin for gas sales will increase with a more considerable amount of gas consumption.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended Mar 31, 2008 were $181,700 and approximately 4.18% of our net revenues, compared with $56ô190, or 2.3 % of net revenues in the same period of 2007.

In 2007, we acquired Beijing Chenguang which owns four subsidiaries and Guannan Weiye, and we incorporated five new subsidiaries. The expansion of our company led to greatly increased staff salary, social insurance cost, travel and communications cost, and depreciation of fixed assets, which are attributable to increase of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $0.83 million for the three months ended Mar 31, 2008, which was 88.83% higher than $0.44 million for the same period last year.

The increase was largely due to our new 6 subsidiaries incorporated in the second half of 2007, which led to increases in salary, social insurance, traveling expenses and other expenses. The new subsidiaries will definitely bring income of long-term. Nevertheless, the expenses from business operation occur simultaneously. Therefore, a good expense to revenue ration was unable to be achieved currently. The increase was also due in part to largely increased depreciation relating to new assets described above. We believe an upward trend in general and administrative expenses is inevitable in 2008.

Operating Income

The operating income for the three months ended Mar31, 2008 was $0.35 million, representing an increase of 241.74%, compared to the operating income of $0.1 million in 2007.

Our company enjoyed a satisfying performance due to a prominent increase in revenues and a faster revenues growth than general and administrative expenses growth.

Income tax

Income tax was $0.17 million for the three months ended Mar 31, 2008, compared to $0.01 million in 2007. The reason of increased income tax expense is due to the increase of tax rate from 7.5% to 25% as prepayment.

Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 7.5% from 2005 to 2007. The income tax rate is expected to be 15% in 2008, the standard rate for foreign high-tech enterprises.

The income tax rate of our subsidiaries is 20-25%, except for Beijing Chenguang and Beijing Gas. Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the three months ended Mar 31, 2008 was $0.15 million, representing an increase of 29% from $0.12 million in the same period in 2007. The increase can be attributed to the continued growth of our existing markets and the acquisitions we have made.

Cash and cash equivalents

Cash sourced in financing activities during the three months ended Mar 31, 2008 is $4.39 million.
In January of 2008, Beijing Gas, the main subsidiary of Sino Gas in China, took out a loan in the amount of CNY 30 million (approximately $4.18 million), accruing interest at an adjustable rate (currently at 20% per year), with interest payable quarterly, from Chinese Mercantile Bank.

Cash used in operating activities during the three months ended Mar 31, 2008 is $5.88 million, which is due to our effective management of accounts receivable.

Cash used in investing activities during the three months ended Mar 31, 2008 is $3.00 million. We used the funds raised for project developments.

Accounts Receivable

Accounts receivable during the three months as of March 31, 2008 were $6.16 million, representing a decrease of $1.15 million from $7.31 million in 2007. The decrease was due to the fact that we attach great importance to the management and control of accounts receivable.

Our account receivable is expected to gradually decrease during the first six months of 2008 due to our seasonal business cycle, in which many accounts receivable are recorded upon completion of construction projects in the fourth quarter, and are collected in the second quarter of the following year. The term of most of our accounts receivable is one year. As of the end of March in 2008, accounts receivable dated from 2006 had been mostly collected, and the remainder were primarily warranty payments of 2007. A warranty payment is the final payment that a customer makes for a construction project. It consists of the final 10% of the total project cost, and it becomes payable one year after construction has been completed, provided that no significant problems with the construction have arisen during the year.

Notes Receivable

Notes receivable of $0.58 million as of March 31, 2008 is the Note issued by Hebei Zhonggang for its use of gas. The Note is risk-free and will be duly honored by bank at the due date.

Inventory

Inventory of $0.24 million as of March 31, 2008 was comprised of the spare parts of Maintenance equipment stored for Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd., steel gas storage tanks, and natural gas.

Prepayments

Prepayments of $1.04 million as of March 31, 2008 were consisting entirely of the prepayments for gas purchasing in accordance with the purchase and sale contract we signed with the gas suppliers.

Deferred and Prepaid Expense

The amount of $0.4656 million of car insurance, parking fee and prepaid rent will be amortized in one year.

Other Receivable

Other receivable of $9.8496 million includes the payment to Chenguang, expenses due to the internal business activities, employees’ borrowing, the funds for business turnover and payments of other business activities.

Long-term Assets

Long term investment: we invested Beijing Zhongran Xiangke Co. Ltd with $2.70 million for 40% equity in the long term run.
Fixed Assets: our fixed assets were $26.85 million in the first quarter of 2008, causing an increase of $2.28 in comparison with the same period of 2007.
Construction in process: $12.83 million was fully utilized for constructing the gas stations and gas distribution network where our major investment was put.
Intangible assets: $2.11 million was used for land using rights of all gas stations, franchise and goodwill etc.

Liabilities

$7.12 million Short term borrowings consists of the one year liquidity loan of RMB 20 million from Industrial Bank Beijing Shangdi Sub-branch and RMB 30 million from China Mercantile Bank.
Accounts Payable and other payables were mainly for the construction cost of gas distribution network and material purchase.
Income tax paid was the income tax for the first quarter of 2008 and operating tax for the month of March and was prepaid in April, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of March 31, 2008, using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of March 31, 2008, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

(1) The Company has not yet established a comprehensive Code of Conduct and Ethics (the “Code”) which is applicable to all Company directors, officers and employees.

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

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has worked, and will continue to work, to address these weaknesses in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) We are going to issue the Code, and arrange respective training to all the employees in the near future. Training which includes the content of the Code will be provided to new employees at the time of hiring. All the employees will be required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code;

(2) The management is committed to develop a comprehensive and risk-based internal audit function within the Company. With the limited human capital supplies in the market, we have engaged a third party professional to assist the management in establishing the internal control system. At the same time, we have enhanced our efforts of recruitment and interviews are undergoing. We expect that an internal audit department will be set up in the near future. With the continuous assistance from the third party professional, the roles and responsibilities of the internal audit department will be formulated and a risk-based internal audit plan will be developed and approved by the Audit Committee within a month after the set up.

(3) The Board of Directors has appointed Mr. Zhang Xin Min on March 10, 2008, Mr. Zhang serves as a financial expert of Audit Committee and will provide oversight/monitoring over our financial reporting mechanism.

(4) Compensation Committee Charter, Audit Committee Charter and Related Party Transactions Policy have been drafted in February, 2008, and will be approved by the Board of Directors and become effective in the second quarter.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the period ended March 31, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing, on May 15, 2008.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Yong Zhang
Yong Zhang
Chief Financial Officer