Form 10KSB/A
period 2006-12-31
Sino Gas International Holdings, Inc.
filed 2008-05-22
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 3

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

Explanatory Notes: This Form 10-KSB/Amendment No. 3 is filed to respond to the Commission’s comments issued in February 7, 2008.

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

	At and for the year ended December 31,
	2006	2005
Total gas distributed and supplied (US$)	3,912,502	3,925,664
Distribution network (km)	390	187.8
Number of industrial customers	5	4
Number of residential customers	48,199	23,700

The amounts are translated into United States dollars from Renminbi at average exchange rates of 7.9819 and 8.2033 for the years ended December 31, 2006 and 2005, respectively.

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

At and for the year ended December 31,
	2006	2005
	(in US$ millions)	(in US$ millions)
Connection fees (as % of total Sales)	6.96 (64)%	6.98 (64)%
Gas sales	3.91(36)%	3.93 (36)%
Other sales	—	—

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

The following table presents Beijing Gas’s costs of sales for the periods indicated:

	At and for the year ended December 31,
	2006	2005
	(in US$ millions)	(in US$ millions)
Gas cost	2.95	2.77
Connection cost	1.44	1.36

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is currently quoted under the symbol "SGAS" on the National Association of Securities Dealers’ over-the-counter Bulletin Board. There is a limited trading market for our common stock. During the fourth quarter of 2006, the bid price for our common stock ranged from a high of $6.00 to a low of $3.50, and in 2007, through March 26, the bid price for our common stock ranged from $4.99 to $5.00, according to the Web site www.otcbb.com . There has been no participation of a broker or dealer in the trading of our common stock.

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

	For the 12 months ended December 31,
	2006	2005	Change
	US$	US$%
Net Sales	10,870,718	10,907,289	-0.34%
Gross Profit	6,481,576	6,774,898	-4.32%
Operating Income	5,229,948	5,800,949	-9.84%
Net Income	5,073,289	5,702,433	-11.03%
Gross Margin	59.62%	62.11%	-2.49%
Net Margin	46.67%	52.28%	-5.61%

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

Net Sales

Net Sales, which consist of connection fees and gas sales, were $10.87 million for the year ended December 31, 2006, as compared to $10.91 million for the year ended December 31, 2005, representing a decrease of $40,000, or 0.37%. The slight decrease was primarily the result of a decrease in connection fees, which was largely offset by an increase in sales of natural gas. Connection fees declined nearly $0.02 million, or 0.29%, from $6.98 million in 2005 to $6.96 million in 2006.

	For the 12 months ended December 31,
(In $ million)	2006		2005		Change
	US$	%	US$	%	%
Net Sales	10.87	100%	10.91	100%	-0.37%
Connection Fees	6.96	64%	6.98	64%	-0.29%
Gas Sales	3.91	36%	3.93	36%	0.51%

Company has two distinct sets of customers:

(1) Land Developers/Construction Companies. The Developers/Construction Companies hire the Company to install gas lines on the land or in the building project. The Company also earns revenue by building the connection pipelines between the main pipelines (which the Company owns) and the lines on the land or buildings under development. The Company is acting as a sub-contractor and the service fees are paid by the Developers/Construction Companies.

(2) The Company also sells gas to end consumers. Company earns revenue from two distinct business lines: (A) construction of pipelines for land developers, and (B) the sales of piped gas to end consumers. Connection fees are required to be paid by the customers that buy piped gas. However, as a matter of simplifying the logistics and the administration of the connection fees, the land developers pay the fees upfront, on behalf of the end customers that buy the piped gas. The earnings process is considered finished upon completion of the build-out of the gas pipelines. There is little to no additional work that must be performed by the Company in order to earn the connection fees. In other words the connection fee is a one time setup fee for initiating gas delivery through the pipeline.

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

	For the 12 months ended December 31,
(in US$ millions)	2006		2005		Change
	US$	%	US$	%	%
Connection Fees	6.96	100%	6.98	100%	-0.29%
Residential Users	6.26	90%	5.37	77%	1.66%
Industrial Users	0.70	10%	1.61	23%	-56.5%

With regard to the source of connection fees, $6.26 million, or 90% of total connection fees, came from the development of new residential users in 2006, an increase of 1.66% from prior one-year period. We connected 24.5 thousand residential users in 2006, an increase of approximately 3,000 users from 2005. Expanding into the middle-sized city would have added approximately 4,000 residential household users to our customer base and contributed approximately $1 million to our net sales in 2006. We therefore would have had recognized approximately $1.4 million in additional net sales if our financing had occurred as planned and on schedule.

Industrial users contributed a relatively small $0.70 million, or 10%, to our total connection fees in 2006, compared with $1.61 million, or 23% of total connection fees, in 2005. The main reason is that we developed only one new industrial project due to the delay of financing.

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

Gas Sales accounted for 36% of total sales in 2006, nearly 10% higher than in 2005, due to Heibei Zhonggang steel company beginning to use gas in 2006.

No gas sales were generated from Qingxian in 2006. Beginning on March 8, 2007, however, that customer has been using approximately 15,000 to 20,000 cubic meters of natural gas per day, placing it among our largest customers for gas sales as of the date of this annual report.

In terms of volume, we sold 11.84 million cubic meters of natural gas in 2006, compared with 9.85 million cubic meters in 2005. In terms of value, gas sales in 2006 were $3.91 million, an decrease of $0.02 million, or 0.51%, from 2005. The increase of gas sales in both volume and value can be mainly attributed to our increased gas sales to Hebei Zhonggang Steel Co., Ltd., one of our existing industrial customers.

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

Gas sales to residential users decreased 16.03%, from $1.06 million in 2005 to $0.89 million in 2006. Gas sales to industrial users increased 357.45%, from $0.47 million in 2005 to $2.15 million in 2006. Gas sales of $1.89 million were contributed by a single industrial project, Hebei Zhong Gang, which started to use gas at the beginning of 2006. Other gas sales, primarily sales to our affiliates, decreased 50% in 2006, as we intentionally reduced gas sales to affiliates, where the profit margin is approximately 2%, much lower than the approximately 15% profit margin for sales to industrial and residential users.

	For the 12 months ended December 31,
($ million)	2006		2005		Change
	US$	%	US$	%	%
Gas Sales	3.91	100%	3.93	100%	0.51%
Residential Users	0.89	23%	1.06	27%	-16.03%
Industrial Users	2.15	55%	0.47	12%	357.45%
Others	0.86	22%	2.40	61%	- 64.17%

Cost of sales

Cost of sales in fiscal 2006 was $ 4.39 million, an increase of $ 0.26 million, or 6.29%, from $4.13 million in fiscal 2005.

	For the 12 months ended December 31,
($ million)	2006		2005		Change
	US$	%	US$	%	%
Cost of Sales	4.39	100%	4.13	100%	6.29%
Connection Cost	1.44	33%	1.36	33%	5.90%
Gas Cost	2.95	67%	2.77	67%	6.50%

Our cost of sales has two components, cost of connections and cost of gas sales. Cost of connections increased 5.90% to $1.44 million in 2006, as compared with $1.36 million in 2005. Cost of gas sales increased to $2.95 million in 2006 from $2.77 million in 2005, an increase of 6.50%. Given the 0.51% increase in gas sales, the cost of gas per cubic meter decreased significantly. This decrease is due primarily to our improved control over transportation costs and gas leakage during in 2006.

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

The table below details our major gas suppliers in 2006 and 2005:

Supplier	2006	2005
North China Oilfield, PetroChina	$1,910,645.87	$1,409,677.47
Hebei Natural Gas Co. Ltd	$115,593.50	$170,945.79

Gross Income

Gross income decreased slightly, from $6.77 million in 2005 to $6.48 million for 2006.

	For the 12 months ended December 31,
($million)	2006		2005		Change
	US$	%	US$	%	%
Gross Income	6.48	100%	6.77	100%	-4.28%
Connection	5.51	85%	5.62	83%	-1.96%
Gas	0.97	15%	1.15	17%	-15.7%

Gross income from connection operations decreased 14.48%, from $6.63 million in 2005 to $5.67 million in 2006, and accounted for 88% of total gross income in 2006. The decrease was due to the lower-than-expected increase in industrial customers described above.

Gross income from gas salesdecreased 15.7%, from $1,152,813 in 2005 to 967,370 in 2006, accounting for 15% of total gross income in 2006. The substantial increase was due to effective cost-control measures, reduced gas leakage in transportation and storage, and a change in the make-up of our customer base to include a greater proportion of higher-margin customers.

Our gross margin decreased slightly, from 62.11% in 2005 to 59.62% in fiscal 2006.

Selling, General and Administrative Expenses

Selling expenses remained largely unchanged at $0.1 million for fiscal 2006. We incurred $1.15 million in general and administrative expenses in 2006, an increase of $281,668, or 32%, from the same period one year ago. General and administrative expenses are composed of fees related to business trips, phone usages, social insurance, depreciation, and office equipment, among other expenses. The increase is due to the increase in our operational projects, subsidiaries and employees. The table below sets forth our of general and administrative expenses in 2006:

	For the 12 months ended December 31,
($ million)	2006	2005	Change
	US$	US$	%
General & administrative expenses	1.15	0.87	32.18%

We expect that general and administrative expenses will continue to grow in year 2007, as we expand our business and engage in more financing activities.

The General & Administrative expenses mainly consist of the office, support function expense and Financing expense, with the financing expense increased fast mainly due to the financing activity in Year 2006.

Other Income

Other Income was $ 0.44 million in 2006, an increase of 33% from $ 0.44 million in 2005. Other income represents the income for our investment in 40% equity of Beijing Zhongran Xiangke Oil & Gas Tech Co.

Income tax

Income tax was $0.42 million in fiscal 2006, 21% lower than $0.53 million in fiscal 2005. Pursuant to the tax laws of the PRC, general enterprises are subject to income tax at an effective rate of 33%. Sino Gas is in the natural gas industry, whose development is encouraged by the government. According to income tax regulation, any company engaged in the natural gas industry enjoys a favorable tax rate. In addition, Sino Gas has been certified by regulatory authorities as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under such policies, Sino Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter will be entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income would be subject to a reduced tax rate of 7.5% from 2005 to 2007. From 2008, the income tax rate will be 9%. The subsidiaries of Sino Gas are subject to the effective rate of 33%, but almost all income is earned by Sino Gas.

Net Profit

Net profit for the twelve months ended December 31, 2006 was $5.07 million, a decrease of 11.1% from $5.70 million in the same period one year ago. It was due to the slight decrease of our revenues and substantial increase of expenses.

Net profit margin in 2006 was 46.64%, as compared with 52.24% in 2005. The 5.6% decrease in net profit margin was primarily the result of the decrease of connection fees, the margin of which is relatively higher than the margin of gas sales.

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

Cash and cash equivalents

Cash and cash equivalents were $3.64 million as of December 31, 2006, an increase of $3.07 million over our $571,194 of cash and cash equivalents one year earlier. The major source of cash was from the Company’s financing activities. The money we use for investment and working capital normally comes from our shareholders and operating earnings. The Company completed two equity financings in September and November 2006 separately, with net proceeds of $7.43 million after deducting various fees related to financing. We used $1.48 million for the acquisitions of Yuxian Jinli and Xiahuayuan Jinli, and the rest for working capital and acquisitions in 2007.

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

Net Cash Flow from Operating Activities was $2.16 million in 2006, an increase of $0.7 million from $2.86 million in 2005, primarily because we have successfully reduced accounts payable and other payables by $0.08 million in 2006, as compared with an increase of $3.56 million for the same period one year ago, and accounts receivable and other receivables decreased by $0.41 million in 2006, as compared with an increase of $6.17 million in 2005.

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

Net Cash Outflow from Investment Activities was $9.14 million in 2006, an increase of nearly $6.2 million from $2.97 million in 2005. The table below is a breakdown of Cash Outflow from Investment Activities in 2006:

Purchase of plant and equipment	$7,563,222

Payment for the construction in progress	1,556,579
Payment of cost of intangible assets	20,565

Net cash used in investing activities	$9,140,366

We expect the returns on these investment activities will be visible on our financial statements in the near-to-middle term.

Accounts Receivable

Accounts Receivable as of December 31, 2006 were $6.53 million, a decrease of $1.24 million from $7.77 million one year ago. The collection period for accounts receivable in the natural gas distribution industry is usually no more than one year. Approximately 80% of accounts receivable incurred in 2005 were collected in 2006, and most of them were collected in the second half of the year, when natural gas distribution companies traditionally collect the majority of the connection fees for the distribution systems they construct.

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

Information relating to compliance with Section 16(a) of the Exchange Act

None.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as amended and corrected.*

3.2	Bylaws.*

3.3	Specimen of Common Stock certificate.*

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock.*

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

3.6	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.*

4.1	Form of Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.*

4.2	Form of Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.*

4.3	Form of Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.*

4.4	Form of Series A Warrant*

4.5	Form of Series B Warrant*

4.6	Form of Series C Warrant*

4.7	Form of Series D Warrant*

4.8	Form of Series J Warrant*

4.9	Form of Warrant issued to Kuhns Brothers*

Exhibit No.	Description of Exhibit

10.1	Form of Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.*

10.2	Form of Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.*

10.3	Form of Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.*

10.4	Form of Engagement Letter dated May 22, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.*

10.5	Form of Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.*

16.1	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.*

16.2	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.*

21.1	List of Subsidiaries**

23.1	Consent of Samuel H. Wong & Co., LLP.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Form 8-K filed on September 13, 2007.
** Filed previously.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 22, 2008	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 22, 2008	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director

Date: May 22, 2008	/s/ Zhicheng Zhou
Zhicheng Zhou
Director

Date: May 22, 2008	/s/ Yong Zhang
Yong Zhang
Chief Financial Officer

Date: May 22, 2008	/s/ Chen Guo Wei
Chen Guo Wei
Director

Date: May 22, 2008	/s/ Sun Quan Dong
Sun Quan Dong
Director

Date: May 22, 2008	/s/ Xinmin Zhang
Xinmin Zhang
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

South San Francisco, California	Samuel H. Wong & Co., LLP
May 2, 2008	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005
Assets

Current assets
Cash and cash equivalents		$3,638,673	$571,194
Restrict cash		3,124,541	-
Notes receivable		477,390	-
Accounts receivable	3	6,534,740	7,770,168
Advances to suppliers		68,309	372,442
Prepaid expenses		141,878	12,097
Other receivables	4	1,263,800	437,922

Total current assets		$15,249,331	$9,163,823

Long term assets
Investments	5	$2,939,029	$2,443,378
Plant and equipment, net	6	10,608,530	3,200,682
Construction of pipelines in progress		4,628,076	3,071,497
Intangible assets	7	457,830	437,265

Total long term assets		$18,633,465	$9,152,822

Total Assets		$33,882,796	$18,316,645

Liabilities and Shareholders’ Equities

Current liabilities
Short-term bank loans	8	$2,430,445	$-
Accounts payable		3,891,388	3,090,870
Other payables	9	1,790,500	2,264,965
Unearned revenue		37,760	133,035
Accrued liabilities		418,390	201,384

Total current liabilities		$8,568,483	$5,690,254

Total Liabilities		$8,568,483	$5,690,254

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
AS AT DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005

Stockholders’ Equity
Preferred stock A US$0.001 par value; 20,000,000 authorized; nil and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	$-	$-
Preferred stock B US$0.001 par value; 5,000,000 authorized; 4,023,268 and nil issued and outstanding as of December 31, 2006 and 2005 respectively	10	4,023	-
Common stock US$0.001 par value; 250,000,000 authorized; 14,693,186 and 14,361,646 issued and outstanding as of December 31, 2006 and 2005 respectively	10	14,694	14,362
Additional paid-in-capital		18,488,040	4,812,650
Statutory reserves		2,025,022	1,219,720
Retained earnings		3,958239	6,311,794
Accumulated other comprehensive
Income		824,296	267,865

		$25,314,313	$12,626,391

Total Liabilities and Stockholders’ Equity		$33,882,796	$18,316,645

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Note	2006	2005

Net revenues	13	$10,870,718	$10,907,289
Cost of revenues		(4,389,142)	(4,132,391)

Gross profit		$6,481,576	$6,774,898

Selling and marketing expenses		(95,779)	(99,768)
General and administrative expenses		(1,155,849)	(874,181)

Income from continuing operations		$5,229,948	$5,800,949

Interest expense		(78,237)	(2,486)
Other income		438,186	437,750
Other expenses		(93,324)	(1,865)

Income before taxation		$5,496,573	$6,234,348
Income tax	11	(423,284)	(531,915)

Net income		$5,073,289	$5,702,433

Construction preferred dividend – Amortization of Beneficial Conversion		6,418,864

Income available to common stock shareholders		(1,345,575)	5,702,433

Earnings per share
Basic		$(0.09)	$0.40
Diluted		(0.09)	0.40
Weighted average shares outstanding of common stock,
Basic		14,693,186	14,361,646
Diluted		15,699,003	14,361,646
EPS excluding effect of Constructive Preferred Dividend
Basic		$0.35	$0.40
Diluted		0.32	0.40

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	Preferred Shares	stock B Amount	Common Shares	stock Amount	Additional paid-in- capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2005	-	$-	14,361,646	$14,362	4,812,650	333,010	1,496,071	251	6,656,344
Net income							5,702,433		5,702,433
Reserves						886,710	(886,710)
Foreign currency translation adjustment								267,614

Balance, December 31, 2005	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391

Balance, January 1, 2006	-	$-	14,361,646	$14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net income							5073289		5,165,757
Reverse acquisition			331,540	332			(202,678)		(202,347)
Issue of stock and warrant	4,023,268	4,023			7,256,526				7,260,549
Amortization of Beneficial Conversion Feature					6,418,864		(6418864)
Appropriation to retained earings						805,302	(805,302)
Foreign currency translation adjustment								556,431	556,431

Balance, December 31, 2006	4,023,268	$4,023	14,693,186	$14,694	18,488,040	2,025,022	3,958,239	824,296	25,314,313

	Accumulated Comprehensive Income
	2006	2005	Total
Comprehensive Income
Net Income	5,073,289	5,702,433	10,775,722
Comprehensive Other Income
Foreign Currency Translation Adjustment	556,431	267,614	824,045

	5,629,720	5,970,047	11,599,767

The accompanying notes are an integral part of these consolidated financial statements

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005
(STATED IN US DOLLARS)

	2006		2005
Cash flows from operating activities
Net incomes		$5,073,289	$5,702,433
Depreciation and amortization		155,374	131,865
Bad debt expense		32,838	29,042
Invest in restricted time deposit		(3,124,541)
Equity in investments		(495,651)	(404,436)
Decrease/(increase) in accounts and other receivables		73,674	(6,618,323)
Increase in accounts payables		447,784	3,564,302

Cash sourced/(used) in operating activities		$2,162,767	$2,854,883

Cash flows from investing activities
Purchase of plant and equipment		$(7,563,222)	$(1,065,108)
Increase in construction in progress		(1,556,579)	(1,537,774)
Purchase of intangible assets		(20,565)	(365,145)

cash sourced/ used in investing activities		$(9,140,366)	$(2,968,027)

Cash flows from financing activities
Issue of common stock		7,430,965	-
Proceeds from Bank borrowings		2,430,445	-

Cash sourced/(used)provided by financing activities		$9,861,410	$-

Net increase/decrease in cash and cash equivalents sourced/(used)		2,883,811	(113,144)

Effect of foreign currency translation on cash and cash equivalents		183,668	15,992

Cash and cash equivalents-beginning of year		571,194	668,346

Cash and cash equivalents-end of year		$3,638,673	$571,194

Supplementary cash flow information:
Interest received	$		$3,484
Interest paid		78,237	-
Income tax paid		615,694	531,915

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

ⅰ.Use of Estimates

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

ⅱ Economic and Political Risks

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

ⅲ.Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (“the Group”). Significant inter-company transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investor are accounted for using the equity method.

As of December 31, 2006, the particulars of the subsidiaries are as follows:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

GAS Investment China Co., Ltd.	The British
	Virgin Islands	6/19/2003	100	100	USD10,000,000

Pegasus Tel, Inc.	State of
	Delaware,
	USD	2/19/2002	100	100	USD 1,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 94,448,517

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Anping Weiye Gas Co., Ltd	PRC	8/4/2005	100	95	RMB 5,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB10,000,000

Langfang Development Region Weiye Dangerous Goods Transportation Co.,	PRC	3/22/2005	100	95	RMB 1,000,000

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd	PRC	9/30/2005	100	100	RMB 2,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(B) Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(C) Accounts and Other Receivable

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

(D) Investments in Equity Securities

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

(E) Accounting for the Impairment of Long-Lived Assets

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

(F) Plant and Equipment

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

(G) Intangible Assets

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

(H) Construction of pipelines in progress

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

(I) Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

(J) Financial Instruments

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

(K) Foreign Currency Translation

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

(L) Revenue Recognition

Revenue is recognized when services have been rendered to the customer when a formal arrangement exists whereupon, the price is fixed or determinable, and delivery is completed, as well as 14ollectability is reasonably assured. Payments received before all relevantcriteria are recognized, are recorded as unearned revenue. Net sales consist of gas and connection fee revenue, whereas cost of sales consists of gas and connection cost. Gas connection revenue is recognized when the outcome of a contract can be estimated reliably and the stage of completion can be measured reliably. Sales of natural gas are recognized when goods have been delivered and title has passed.

(M) Other Income

Other income represents the Company’s share of post- acquisition results of its investment in equity securities for the year.

(N) Income Taxes

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

(O) Advertising

The Company expensed all advertising costs as incurred.

(P) Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

(Q) Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

(R) Statutory Surplus Reserves

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

(S) Statement of Cash Flows

In accordance with Statement of SFAS 95, “Statement of Cash Flows”, cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

(T) Comprehensive Income

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

(U) Recent Accounting Pronouncements

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

3. ACCOUNTS RECEIVABLE

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

based on the percentage of the construction progress. The risk that business faces frominability to collect account is Operation risk in industrial customers.

	Accounts Receivable
	2006	2005
Gross accounts receivable	6,567,678	7,799,210
Allowance for bad debt	(32,838)	(29,042)
Net accounts receivable	6,534,740	7,770,168

	Allowance for Bad Debt
	2006	2005
Beginning balance	29,042	34,532
Addition	24,125	18,682
Less – write off	(20,329)	(24,172)
Ending balance	32,838	29,042

	Accounts Receivable Aging Report
	2006	2005
30 Days	$5,481,051	$6,517,273
30-60 Days	14,672	17,446
60-90 Days	333,123	396,102
90-180 Days — 180-360 Days	42,612	50,669
>360 Days	663,282	788,679
Total	$6,534,740	$7,770,168

The followings are the largest ten accounts receivable as at December 31 2006

Shanghai Datun Energy Resources Co., Ltd	$1,509,641
Jinzhou City & Town Development & Construction Co.,Ltd	639,591
Xuzhou Ganglong Real Estate Development Co.,Ltd	559,232
Kailuan(Group) Weizhou Coal Mining Co.,Ltd	532,139
Hebei Zhong Gang Steel Co., Ltd	440,586
1st Machinery Works of North China Petroleum	383,754
Beijing Kailong Real Estate Development Co.,Ltd	299,328
Beijing Xincheng Real Estate Development Co.,Ltd	282,604
Pei Xian Zheng Yuan Construction Engineering Co	258,906
Beijing Hong Ji Co., Ltd	227,754

$5,133,535

All of the above accounts receivable are due within one year of aging.

4. OTHER RECEIVABLES

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

5. PLANT AND EQUIPMENT, NET

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

6. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31:

	2006	2005
Land use rights	$112,565	$99,881
Franchises	336,318	337,012
Other intangibles	8,947	372
Less: Accumulated amortization	-	-
	$457,830	$437,265

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

8. OTHER PAYABLES

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

9. Investment

 Investment on Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd

	12/31/2006	12/31/2005
As of December 31,	$2,939,029	$2,443,378

The following is the Balance Sheets of Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd as of December 31, 2006 and 2005, and the related statements of Income for the year then ended.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd
Balance Sheet
As of December 31, 2006 and 2005

	2006	2005
Assets
Current Assets	$4,583,010	$5,165,230
Non-Current Assets	11,320,804	10,255,897
Total Assets	15,903,814	15,421,127

Liabilities
Current Liabilities	6,852,718	6,666,544
Non-Current
Liabilities -

Total Liabilities	6,852,718	6,666,544
Net Assets	$9,051,096	$8,759,583

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd
Statement of Income
For the years ended December 31, 2006 and 2005

	2006	2005
Sales revenue	$6,795,876	$7,403,567
Cost of revenue	3,984,152	4,126,281
Gross profit	2,811,724	3,277,286
Operating expenses	1,518,622	1,781,028
Other income/(expense)	(192,810)	(437,437)
Earnings before taxation	1,100,292	1,343,591
Income tax	(82,522)	(99,477)
Net income	$1,017,770	$1,244,114

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

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Common Stock, and the related additional paid in capital as of December 31, 2006:

	Preferred Stock B		Common Stock		Additional	% of
	Number of Shares		Number of Shares		Paid in	Equity
Name of Shareholder	Outstanding	Capital	Outstanding	Capital	Capital	Holdings

Investors Private Placement	4,023,268	4,023			7,256,526	21.50%
Management / Insider			12,653,660	12,654	4,252,959	67.61%
Investors			2,039,526	2,040	559,691	10.90%
Beneficial Conversion Feature-					6,418,864	-
	4,023,268	4,023	14,693,186	14,694	18,488,040	100.00%

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

	2006	2005
Income before taxation	$5,496,573	$6,234,348

Provision for income taxes at PRC income tax rate	1,690,409	2,057,335
Effect of tax exemption granted to the Company	(1,267,125)	(1,525,420)

U.S. Income Tax Provision	-	-

Income tax	$423,284	$531,915

SINO GAS INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(STATED IN US DOLLARS)

12. BUSINESS SEGMENT

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

Balance Sheet as Segment Reporting
As of December 31, 2006

		Gas pipeline
	Gas Distribution	Installation	Others	Total
Assets
Current Assets	$6,236,877	$3,795,902	$5,216,552	$15,249,331
Non-Current Assets	4,687,342	13,946,123	-	18,633,465
Total Assets	10,924,219	17,742,025	5,216,552	33,882,796
Liabilities
Current Liabilities	722,382	7,730,484	115,617	8,568,483
Total Liabilities	722,382	7,730,484	115,617	8,568,483
Net Assets	$10,201,837	$10,011,541	$5,100,935	$25,314,313

Statement of Income as Segment Reporting
For the year ended December 31, 2006

		Gas pipeline
	Gas Distribution	Installation	Others	Total
Sales Revenue	$3,912,502	$6,958,216	-	$10,870,718
Cost of Revenue	(2,945,132)	(1,444,010)	-	$(4,389,142)
Gross Profit	967,370	5,514,206	-	6,481,576
Operating Expenses	(96,534)	(1,033,044)	(122,050)	(1,251,628)
Other Income	7,831	83,811	174,983	266,625
Earnings before tax	878,667	4,564,973	52,933	5,496,573
Income tax	(36,250)	(387,034)	-	(423,284)
Net income	$842,417	$4,177,939	$52,933	$5,073,289

Balance Sheet as Segment Reporting
As of December 31, 2005

		Gas pipeline
	Gas Distribution	Installation	Others	Total
Assets
Current Assets	$3,747,944	$2,281,082	$3,134,797	$9,163,823
Non-Current Assets	2,302,438	6,850,384	-	9,152,822
Total Assets	6,050,382	9,131,746	3,134,797	18,316,645

Liabilities
Current Liabilities	479,728	5,133,746	76,780	5,690,254
Total Liabilities	479,728	5,133,746	76,780	5,690,254
Net Assets	5,570,654	3,997,720	3,058,017	$12,626,391

Statement of Income as Segment Reporting
For the year ended December 31, 2005

		Gas pipeline
	Gas Distribution	Installation	Others	Total
Sales Revenue	3,925,664	6,981,625	-	$10,907,289
Cost of Revenue	(2,772,851)	1,359,540	-	(4,132,391)
Gross Profit	1,152,813	5,622,085	-	6,774,898
Operating Expenses	(75,118)	(803,859)	(94,973)	(973,949)
Other Income	12,729	136,235	284,435	433,399
Earnings before tax	1,090,425	4,954,460	189,462	6,234,348
Income tax	(45,553)	(486,362)	-	(531,915)
Net income	1,044,872	4,468,099	189,462	$5,072,433

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

13. COMMITMENTS UNDER OPERATING LEASES

At December 31, 2006, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

	2006	2005
Land and Buildings
Not later than one year	$61,401	$59,455
Later than one year and not later than five years	245,603	237,818
After five years	521,906	505,363
	$828,910	$802,636

14.Discontinued operation

The Company executed the disposition agreement with China Zhongshi Co., Ltd of selling its subsidiary Anping Weiye Gas Co., Ltd for RMB 3,300,000 (approximately $433,230) in June 2007. The following is the balance sheet and statement of income of Anping Weiye Gas Co., Ltd., as of and for the year ended December 31, 2006

Anping Weiye Gas Co., Ltd.

As of and for the year ended December 31, 2006
Balance Sheet		Statement of Income
Assets		Sales revenue	$-
		Cost of sales	-
Current Assets	$646,510
Non-Current Assets	947	Gross Profit	-
Total Assets	647,457	Operating expense	-
Liabilities	-	Other expense	(21)
Current Liabilities	7,813	Income before tax	(21)
Total Liabilities	7,813	Income tax	-
Net Assets	$639,644	Net Income	$(21)

15.Earnings per share

Components of basic and diluted earnings per share are as follows:

	December 31, 2006	December 31, 2005
Net Income (A)	$5,073,289	$5,702,433
Constructive Preferred Dividends (B)	6,418,864	-
Income Available to Common Stockholders (C)	$(1,345,575)	5,702,433
Basic Weighted Average Shares Outstanding (D)	14,693,186	14,361,646
Dilutive Shares:
- Addition to Common Stock from conversion of
Preferred Stock A	-	-

- Addition to Common Stock from conversion of
Preferred Stock B	1,005,817	-

- Addition to Common Stock from Exercise of
Warrants	-	-

Diluted Weighted Average Shares Outstanding: (E)	15,699,003	14,361,646
Earnings Per Share
- Basic (C)/(D)	$(0.09)	$0.40
- Diluted (C)/(E)	$(0.09)	$0.40
Weighted Average Shares Outstanding
- Basic	14,693,186	14,361,646
- Diluted	15,699,003	14,361,646

Supplemental Data:
Proforma Earnings Per Shares in the Absence of Constructive Preferred Dividend
- Basic [(B) + (C)] / (D)	$0.35	14,361,646
- Diluted [(B) + (C)] / (E)	$0.32	14,361,646
Weighted Average Shares Outstanding
- Basic	14,693,186	14,361,646
- Diluted	15,699,003	14,361,646

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

18. INVESTORS RELATIONS STOCK COMPENSATION EXPENSE

For the year ended December 31, 2006, the Company recorded $92,468 of stock compensation expense for 100,000 stock options granted to the Company’s investor relations firm, CCG Elite in 2006. The entire stock option compensation expense was recorded under other expense in the Company’s statements of income.The range of the exercise prices of the stock options granted are shown in the following table:

Price Range	Number of Shares
$0 - $9.99	100,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

The Company used the Black-Scholes model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model:

Weighted-average fair value of grants:	$0.92
Risk-free interest rate:	4.176%
Expected volatility:	40.00%
Expected life in months:	48 months

19. ACQUISITIONS

The Company has two acquisitions during the year 2006, the purchase of (1) Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd. and (2) Yuxian Jinli Gas Co., Ltd .On December 1, 2006 the Company, through its Beijing Gas subsidiary, acquired Zhangjiakou City Xiahua yuan Jinli Gas Co., Ltd. (“Xiahuayuan”) for $250,567 (RMB 2,000,000), at which point the Xiahuayuan became a wholly owned subsidiary of the Company. The acquisition was paid entirely in cash without having to pay goodwill. On December 1, 2006 the Company, through its Beijing Gas subsidiary, acquired Yuxian Jinli Gas Co., Ltd. (“Yuxian”) for $1,190,194 (RMB $9,500,000), at which point the Yuxian became a wholly owned subsidiary of the Company. The acquisition was paid entirely in cash without having to pay goodwill.