Form 10KSB/A
period 2007-12-31
Sino Gas International Holdings, Inc.
filed 2008-05-22
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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
Yes ☐ No ☒

State Issuer’s revenue for its most recent fiscal year: $20,267,756

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

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10KSB for the fiscal year ended December 31, 2007 initially filed with the Securities and Exchange Commission on March 31, 2008 is being filed to restate our accrued liabilities and to correct financial data contained in some footnotes.

TABLE OF CONTENTS

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

	At and for the year ended December 31
	2007	2006	2005
Total gas distributed and supplied (US$ millions)	7.3	3.91	3.92
Distribution network (km)	700	390	187.8
Number of industrial customers	5	5	4
Number of residential customers	93,708	48,199	23,700

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

We generate revenues in two ways: (i) connection fees for the interconnections to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

	At and for the year ended December 31
	2007		2006		2005
	(in US$ millions)		(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	13.0	(64)%	6.96	(64)%	6.98	(64)%
Gas sales	7.3	(36)%	3.91	(36)%	3.93	(36)%
Other sales	—		—		—

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

	For the year ended Dec 31
(US$ millions)	2007	2006	2005
Gas costs	6.37	2.95	2.77
Connection costs	3.13	1.44	1.36

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

In 2007, we purchased approximately $11,242,557 of pipes, machinery and equipment.

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

As of December 31, 2007, we own 720 km of high-pressure underground pipeline all with a diameter greater than 110 millimeters. We also own and operate 33 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 22 cars, 19 trucks, 28 containers (3000 m 3 ), 6 containers (450 m 3 ), and 59 containers (300 m 3 ). We also lease two trucks from PetroChina.

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

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential, and industrial customers in small- and medium-sized cities in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.–

Beijing Gas is organized as a holding company with 26 subsidiaries, known as project companies, in four provinces, and four branches offices in Beijing, as shown on the corporate structure chart provided below. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utility, pursuant to which Beijing Gas formed the project company to operate the natural gas distribution project in the operational location. These exclusive franchise agreements last between 20-30 years.

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

RESULTS OF OPERATIONS

Year Ended Dec 31, 2007 Compared to Year Ended Dec 31, 2006

In the year ended December 31, 2007, our company achieved strong increases in financial and operational results. Our net revenues and gross profit were $20,267,756 and $10,870,718, respectively, representing an increase of 86.44% and 66.13% from those in the previous year. Operating income in 2007 was $8,052,785, representing an increase of 53.97% from 2006. These results were largely attributed to the strategies the company has pursued:

1)	Focus on small- to mid-sized cities each with a population of no more than one million, where there is little competition to obtain a franchise, and where our franchise grants us exclusivity.

2)	Secure contracts for long-term supplies of natural gas from major gas suppliers in China at favorable prices and on favorable terms, which would support the continuous expansion of our customer base.

3)	Finance our operations using a well-designed financing plan that will give us a favorable cost of capital.

4)	Employ the best management with rich experience in the industry and improve operating efficiency and corporate governance.

	For the 12 months ended December 31,
	2007	2006	Change
	US$	US$	%
Net Revenues	20,267,756	10,870,718	86.44%
Gross Profit	10,768,004	6,481,576	66.13%
Operating Income	8,052,785	5,229,948	53.97%
Net Income	7,707,370	5,073,289	53.01%
Gross Margin	53.12%	59.62%
Net Margin	38.03%	47.52%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the twelve months ended Dec 31, 2007 were $20,267,756, compared to $10,870,718 for the same period in 2006, representing an increase of 86.44%. The increase was due to new customers’ connecting to our gas distribution network and new customers’ purchasing our natural gas. In 2007, we connected 39,306 new residential households to our gas distribution network, resulting in total connection fees of $12,973,148 and bringing the number of our total connected households to 87,537 as of the end of 2007. Gas sales during the same period amounted to 25.89 million cubic meters, or $7,294,608. In comparison, we connected 24,534 new residential households to our gas distribution network throughout 2006, resulting in total connection fees of $6,958,216. Gas sales during the period amounted to 13.83 million cubic meters, or $3,912,502.
	For the 12 months ended December 31,
	2007		2006		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	20.27	100%	10.87	100%	86.44%
Connection Fees	12.97	64%	6.96	64%	86.35%
Gas Sales	7.30	36%	3.91	36%	86.7%

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

Connection Fees

Connection fees in 2007 were $12.97 million, representing an increase of 86.35% over the year 2006, accounting for 64% of the total net revenue compared with approximately 64% for the same period in 2006. With regard to the source of connection fees, $11.26 million, or 87% of total connection fees, came from the development of new residential users. We connected 39,306 residential users in 2007, an increase of approximately 79.87% from 2006. Industrial users contributed a relatively small $1.72 million, or 13%, of our total connection fees in 2007, an increase of 145.71% from prior one-year period.

	For the 12 months ended December 31,
(in US$ millions)	2007		2006		Change
	US$	%	US$	%	%
Connection Fees	12.97	100%	6.96	100%	86.35%
Residential Users	11.26	87%	6.26	90%	79.87%
Industrial Users	1.72	13%	0.70	10%	145.71%

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

Gas Sales

In terms of volume, we sold 25.89 million cubic meters of natural gas in 2007, compared with 13.84 million cubic meters in 2006. In terms of value, gas sales were $7.29 million, accounting for 36% of total net revenue in 2007, representing nearly an increase of 90% over the year 2006. Gas sales to residential users increased 93.26%, from $0.89 million in 2006 to $1.72 million in 2007. Gas sales to industrial users increased 32.09%, from $2.15 million in 2006 to $2.84 million in 2007. Gas sales to commercial users increased 213.95%, from $0.86 million in 2006 to $2.73 million in 2007.
	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Gas Sales	7.29	100%	3.91	100%	86.44%
Residential Users	1.72	23%	0.89	23%	93.26%
Industrial Users	2.84	39%	2.15	55%	32.09%
Commercial Users	2.73	38%	0.86	22%	213.95%

Such substantial increase was primarily attributable to the following two aspects.

First of all, our invested projects maintained steady and rapid development. During the twelve months ended Dec 31, 2007, 15.74 million cubic meters of gas were sold, resulting in approximately $4.53 million, 62.17% of our total gas sales. In comparison, during the same period of last year, 13.84 million cubic meters of gas were sold, resulting in approximately $3.91 million.

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

	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	9.50	100%	4.39	100%	116.4%
Connection Cost	3.13	33%	1.44	33%	117.4%
Gas Cost	6.37	67%	2.95	67%	115.9%

Cost of Connection

Our cost of connection during the twelve months ended Dec 31, 2007 was $3.13 million, or 33% of total cost of revenues. By comparison, the cost of connection during the same period of 2006 was $1.44 million, or 33% of total cost of revenue.

Cost of connection increased around 117.4% from the same period in 2006, due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

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

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The cost of gas sales increased 115.9% to $6.37 million during the twelve months ended Dec 31, 2007 from the same period in 2006, when it was $2.95 million. This increase, which outpaced the 86.44% increase in sales of natural gas during the same interval, is largely due to the addition of gas delivery trucks acquired for approximately CNY 12 million ($1.64 million), the depreciation of which added to our cost of natural gas sales. We believe that the impact of that depreciation will be gradually reduced as our business and customer base grow.

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

The table below details our major gas suppliers in 2007:

Gas Supplier	Gas Purchase (million cubic meters)	Gas Purchase ($ million)
North China Oil Field Fourth Oil Extraction Plant of Petro China	11.17	2.05
Beijing Gas Group Co., Ltd.	3.12	0.75
Tianjin Dagang Oilfield Transportation Co., Ltd.	1.04	0.27
Henan Zhong Yuan Green Energy High-Tech Co., Ltd.	0.71	0.24
Hebei Natural Gas Co. Ltd	0.77	0.17

Gross Profit

	For the 12 months ended December 31,
	2007		2006		Change
($ million)	US$	%	US$	%	%
Gross Profit	10.77	100%	6.48	100%	66.13%
Connection	9.85	91.4%	5.51	85%	78.77%
Gas	0.92	8.6%	0.97	15%	-5.157%

During the twelve months ended Dec 31, 2007, gross profit was $10.77 million, an increase of approximately 66% from the same period of 2006. Gross profit from connection fees is $9.85 million for the first twelve months of 2007, accounting for 91.4% of total gross profit. In comparison, gross profit from connection fees was $5.51 million for the twelve months of 2006, accounting for 85% of total gross profit. Gross profit from gas sales was $0.92 million, accounting for 8.6% of total gross profit, compared to $0.97, 15% of total gross profit million in the same period of 2006.

Gross margin during the twelve months ended December 31, 2007 is 53.13%, compared to 59.62% during the same period in 2006.

Gross margin for connection fees for year 2007 was 75.91%, compared to 79.17% in 2006. The decrease of connection gross margin are mainly because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. As we develop more households in the cities, the margin will be improved.

Gross margin for sales of natural gas was 12.62% in 2007, compared with 24.81% during the same period of 2006, due to the relatively higher depreciation for delivery trucks described above.

Selling and Marketing Expenses

Our selling and marketing expenses in the twelve months ended Dec 31, 2007 were $609 thousand and approximately 3% of our net revenues, compared with $95.8 thousand, or 1 % of net revenues in the same period of 2006.

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

The income tax rate of our subsidiaries is 18-33%, except for Beijing Chenguang and Beijing Gas. Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the twelve months ended Dec 31, 2007 was $7.71 million, representing an increase of 52.07% from $5.07 million in the same period in 2006. The increase can be attributed to the continued growth of our existing markets and the acquisitions we have made.

Net income margin is 38%, compared with 46.64% for the same period last year. The decrease was mainly due to our substantial increase of cost and expenses.

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

Cash Flows

Cash flows from operating activities during the twelve months ended Dec 31, 2007 is $14.30 million, an increase of $12.14 million from $2.16 million in 2006, which is owing to our effective management of accounts receivable.

Cash flows from investing activities during the twelve months ended Dec 31, 2007 is $25.16 million, an increase of $16.02 million from $9.14 million in 2006. We used the funds raised for acquisitions and project developments. During the year of 2007, we have paid out about CNY 70.81 million (approximately $9.6 million) for investment and acquisition.

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

Prepayments

Prepayments of $0.32 million as of December 31, 2007 were consist entirely of the prepayments for gas purchasing in accordance with the purchase and sale contract we signed with the gas suppliers.

Fixed Assets

Fixed Assets as of December 31, 2007 was $26.23 million, an increase of $10.94 million from $15.29 million in 2006. The table below is a breakdown of our fixed assets at cost:

	2007	2006
At Cost
Gas Pipelines	$18,885,734	$8,255,231
Motor Vehicles	4,874,685	2,204,621
Machinery & Equipment	885,997	273,943
Buildings	1,405,638	89,799
Leasehold Improvements	68,942	47,543
Office Equipment	105,336	67,774
Less Accumulated depreciation	(1,653,771)	(330,381)
	$24,572,565	$10,608,530

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

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President & Chief Executive Officer, director and Chairman of the Board	44
Zhicheng ZHOU	Chief Operating Officer/Director (since Mar. 14, 08)	44
Zhimin ZHONG	Marketing Director	53
Shukui BIAN	Vice President & Chief Engineer	44
Yong ZHANG	Chief Financial Officer	34
Guowei CHEN	Director	52
Quandong SUN	Director	42
Xinmin ZHANG	Director	53
John D. KUHNS	Director (resigned effective Mar. 8, 08)	57
Fang CHEN	Director (resigned effective Mar. 6, 08)	35

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

Mr. Yong Zhang On April 25, 2008, Mr. Yong Zhang was appointed Chief Financial Officer. Mr. Zhang was the Director of Finance for Half the Sky Foundation, Inc., a U.S. based non-governmental organization, from July 2007 to the present. He was the Finance Officer for United Nations Development Program for China Office from April 2005 to July 2007. He was the Finance and Audit Officer for European Union Delegation to China from December 2002 to April 2005. Mr. Zhang graduated from the Foreign Affairs College in Beijing with a Bachelor’s degree in International Relations and from the University of California at Riverside with a Master’s degree in Business Administration.

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

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	May 22, 2008
Yuchuan Liu	(Principal Executive Officer)

/s/ Yong Zhang	Chief Financial Officer	May 22, 2008
Yong Zhang

/s/ Guowei Chen	Director	May 22, 2008
Guowei Chen

/s/ Quandong Sun	Director	May 22, 2008
Quandong Sun

/s/ Xinmin Zhang	Director	May 22, 2008
Xinmin Zhang

/s/ Zhicheng Zhou	Director and Chief Operating Officer	May 22, 2008
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2007	2006
ASSETS
Current assets
Cash and cash equivalents	2(e)	$10,915,590	$3,638,673
Restricted cash	3	478,920	3,124,541
Notes receivable		825,119	477,390
Accounts receivable	2(f), 4	7,315,253	6,534,740
Inventory		207,976	-
Advances to suppliers	2(g)	27,372	68,309
Prepayments and others		320,380	141,878
Other receivables	2(f)	3,100,695	1,263,800

Total current assets		23,191,305	15,249,331

Non – current Assets
Investment	2(h), 5	4,007,310	2,939,029
Plant and equipment, net	2(j), 6	24,572,565	10,608,530
Construction in progress	2(l)	11,556,820	4,628,076
Intangible Assets, net	2(k), 7	2,028,250	457,830

Total non-current assets		42,164,945	18,633,465

TOTAL ASSETS		$65,356,250	$33,882,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank Loans	8	$2,734,444	$2,430,445
Accounts payable		716,707	3,891,388
Other payable	9	10,383,657	1,790,500
Unearned revenue	2(m)	312,573	37,760
Accrued liabilities		362,263	418,390

Total current liabilities		14,509,644	8,568,483

TOTAL LIABILITIES		$14,509,644	$8,568,483

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

			December 31,	December 31,
	Notes		2007	2006
STOCKHOLDERS’ EQUITY
Preferred Stock A US$0.001 par value; 20,000,000 authorized; 275,111 and 0 issued and outstanding as of December 31, 2007 and 2006 respectively			$275	-

Preferred Stock B US$0.001 par value; 5,000,000 authorized; 4,971,859 and 4,023,268 issued and outstanding as of December 31, 2007 and 2006 respectively	10		4,972	4,023

Common Stock US$0.001 par value; 250,000,000 authorized; 25,282,380 and 14,693,186 issued and outstanding as of December 31, 2007 and 2006 respectively	10		25,283	14,694

Additional paid-in-capital	10		35,247,303	18,488,040
Statutory reserves	2(v	)	3,258,201	2,025,022
Retained earnings			10,524,898	4,050,707
Accumulated other comprehensive income	2(x	)	1,878,142	824,296

			50,939,074	25,406,781
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY			$65,356,250	$33,882,796

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

		December 31,	December 31,
	Notes	2007	2006
Net Sales
Revenues		$20,267,756	$10,870,718
Cost of revenues		(9,499,752)	(4,389,142)
Gross profit		10,768,004	6,481,576

Operating Expenses
Selling and marketing expenses		(608,830)	(95,779)
General and administrative expenses		(2,106,389)	(1,155,849)
Total operating expenses		(2,715,219)	(1,251,628)
Operating Income/(Loss)		8,052,785	5,229,948

Other Income (Expenses)
Investment income	2(q)	212,883
Other income		29,942	438,186
Other expense		(18,890)	(93,324)
Interest income		149,270	-
Interest expense		(197,959)	(78,237)
Total other income (expense)		187,086	359,093

Earnings before taxation		8,228,032	5,496,573

Income tax	2(r), 11	(531,612)	(423,284)
Net income		$7,707,370	$5,165,757
			5,073,289

Constructive Preferred Dividend - Amortization of Beneficial Conversion		-	6,418,864

Income Available to Common Stock Shareholders		$7,707,370	$(1,345,575)

Earnings per share 2(z)
Basic		$0.45	$(0.09)
Diluted		$0.35	$0.33

Weighted average shares outstanding of common stock
Basic		17,165,894	14,693,186
Diluted		22,017,096	15,699,003

EPS excluding effect of Constructive Preferred Dividend
Basic		$0.45	$0.35
Diluted		$0.35	$0.33

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

										Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional			Other
	Shares		Shares		Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2006	-	-	-	-	14,361,646	14,362	4,812,650	1,219,720	6,311,794	267,865	12,626,391
Net Income									5,165,757		5,165,757
Reverse acquisition					331,540	332			(202,678)		-202,346
Issue of stock and warrant	-	-	4,023,268	4,023	-	-	7,256,526				7,260,549
Constructive Preferred Dividend - Amortization of Beneficial Conversion Feature							6,418,864		(6,418,864)		-
Appropriations of Retained Earnings								805,302	(805,302)		-
Foreign Currency Translation Adjustment										556,431	556,431
Balance, December 31, 2006	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	4,050,707	824,296	25,406,782

Balance, January 1, 2007	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	4,050,707	824,296	25,406,782
Net Income									7,707,370		7,707,370
Issue of stock and warrant	275,111	275	948,591	949	10,589,194	10,589	16,759,263				16,771,076
Appropriations of Retained Earnings								1,233,179	(1,233,179)		-
Foreign Currency Translation Adjustment										1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,524,898	1,878,142	50,939,074

	Accumulated Comprehensive Income
	2006	2007	Total
Comprehensive Income
Net Income	5,073,289	7,707,370	12,873,077

Comprehensive Other Income
Foreign Currency Translation Adjustment	556,431	1,053,846	1,610,277

	5,629,720	8,761,216	14,483,354

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income	$7,707,370	$5,073,289

Depreciation expense	1,301,480	155,374
Amortization expense	323,815	-
Invested in restricted time deposits	2,645,622	(3,124,541)
Equity in investments	-	(495,651)
Decrease/(increase) in accounts receivables	(2,960,960)	73,674
Increase in inventory	(207,976)	-
Increase in prepaid expenses	(178,502)	-
Increase in accounts payable	5,637,161	447,784

Cash sourced/(used) in operating activities	14,304,770	2,162,767

Cash flows from investing activities
Cash paid for investment and acqusition	(1,068,281)	-

Purchase of property, plant and equipment	(15,265,515)	(7,563,222)
Purchase of intangible assets	(1,894,234)	(20,565)
Increase in construction in progress	(6,928,745)	(1,556,579)

Cash sourced/(used) in investing activities	(25,156,775)	(9,140,366)

Cash flows from financing activities
Bank Loans	303,999	2,430,445
Proceeds of issuance of common stock	16,771,077	7,430,965

Cash Used/(sourced) in financing activities	17,075,076	9,861,410

Net Increase/(Decrease) in Cash & Cash Equivalents for the year	6,223,070	2,883,811

Cash and cash equivalents-beginning of year	3,638,673	571,194

Cash and cash equivalents-end of year	$10,915,590	$3,638,673

Supplementary cash flow information
Interest received	149,270
Interest Paid	197,959	78,237
Income tax paid	774,555	615,694

See Accompanying Notes to the Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

(d)Principles of Consolidation

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

(e)Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)Accounts and Other Receivable

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

Accounts Receivable	2007	2006

Gross accounts receivable	$7,352,013	$6,567,578
Allowance for bad debt	(36,760)	(32,838)
Net accounts receivable	$7,315,253	$6,534,740

Allowance for Bad Debt	2007	2006
Beginning balance	$32,838	$29,042
Addition	26,909	24,125
Less	(22,987)	(20,329)
Ending balance	$36,760	$32,838

Accounts Receivable Aging Report	2007	2006

30 Days	$5,557,172	$5,481,051
30-60 Days	1,212,413	14,672
60-90 Days	8,747	333,123
90-180 Days	-	-
180-360 Days	27,489	42,612.42
>360 Days	509,433	663,282
Total	$7,315,254	$6,534,740

The followings are the largest ten accounts receivable as of December 31 2007.

Baishan Jiehe Development & Construction Co., Ltd	$200,844
Shuqian Mingwei Development & Construction Co., Ltd	241,998
Peixian Jiannan Real Estate Development Co., Ltd	313,367
Sihong Jinwan Construction Co., Ltd	316,101
Xiuzhou Shenyuan Real Eastate Development Co., Ltd	337,038
Guannan Construction Co., Ltd	345,360
Lianyuangan Baoli Development Co., Ltd	357,665
Jianshu Province Farms	421,405
Huabei Oil Management & Machine Co., Ltd	555,365
Hebei Zhonggang Steel Co., Ltd	592,135
$3,681,282

5.	INVESTMENTS

	12/31/2007	12/31/2006
Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	$3,163,751	$2,939,029
Other project	843,559	-
		-

As of December 31	$4,007,310	$2,939,029

The following is the Balance Sheets of Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd. as of December 31, 2007 and 2006, and the related Statements of Income for the years then ended.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd
Balance Sheet
As of December 31, 2007 and 2006

Assets	2007	2006
Current Assets	$4,351,320	$4,583,010
Non-Current Assets	13,736,685	11,320,804
Total Assets	18,088,005	15,903,814
Liabilities
Current Liabilities	7,794,262	6,852,718
Total Liabilities	7,794,262	6,852,718
Net Assets	$10,293,742	$9,051,096

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd
Statement of Income
For the years ended December 31, 2007 and 2006

	2007	2006
Sales revenue	$5,819,210	$6,795,876
Cost of revenue	(3,287,090)	3,984,152
Gross profit	2,532,120	2,811,724
Operating expenses	1,811,203	1,518,622
Other income/(expense)	(110,634)	(192,810)
Earnings before taxation	1,319,164	1,100,292
Income tax	(91,543)	(82,522)
Net income	$1,227,622	$1,017,770

6.	PLANT AND EQUIPMENT, NET

Plant and Equipment consist of the following as of December 31, 2007 and 2006:

	12/31/2007	12/31/2006
At Cost
Gas Pipelines	$18,885,734	$8,255,231
Motor Vehicles	4,874,685	2,204,621
Machinery & Equipment	885,997	273,943
Buildings	1,405,638	89,799
Leasehold Improvements	68,942	47,543
Office Equipment	105,336	67,774
	26,226,335	10,938,911

Less: Accumulated depreciation	(1,653,771)	(330,381)

	$24,572,565	$10,608,530

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

	2007	2006
Income before taxation	$8,228,032	$5,496,573
Provision for income taxes at PRC income tax rate	2,719,157	1,813,869
Effect of tax exemption granted to the Company	(2,186,657)	(1,390,585)

Income tax	$531,612	$423,284

12.	SEGMENT INFORMATION

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

2007 Statement of Income (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$7,294,608	$12,973,148	$-	$20,267,756
Cost of Revenue	(6,374,365)	(3,125,387)	-	9,499,752
Gross Profit	920,243	9,847,761	-	10,768,004
Operating Expenses	(209,418)	(2,241,032)	(264,769)	(2,715,219)

Other Income	4,080	43,665	128,391	187,086

Earnings from continued operation	714,905	7,650,394	(136,378)	8,228,032

Income tax	(45,604)	(486,896)	-	(531,612)
Gain from discontinued operation, net of fax			10,950	10,950
Net income	$669,301	$7,163,498	$(125,428)	$7,707,370

2007 Balance Sheet (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,509,765	$3,814,583	$7,866,957	$23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945

Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	131,843	14,509,644
Total Liabilities	1,228,727	13,149,074	134.843	14,509,644

Net Assets	$20,887,841	$22,223,651	$7,735,114	$50,846,606

2006 Statement of Income (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$3,912,502	$6,958,216	-	$10,870,718
Cost of Revenue	(2,945,132)	(1,444,010)	-	(4,389,142)
Gross Profit	967,370	5,514,206	-	6,481,576

Operating Expenses	(96,534)	(1,033,044)	(122,050)	(1,251,628)

Other Income	7,831	83,811	174,983	266,625
Earnings before taxation	878,667	4,564,973	145,401	5,496,573

Income tax	(36,250)	(387,034)	-	(423,284)

Net income	$842,417	$4,177,939	$145,401	$5,165,757

2006 Balance Sheet (Segment Detail)

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$6,236,877	$3,795,902	$5,216,552	$15,249,331
Non-Current Assets	4,687,342	13,946,123	-	18,633,465
Total Assets	10,924,219	17,742,025	5,216,552	33,882,796

Liabilities
Current Liabilities	722,382	7,730,484	115,617	8,568,483
Total Liabilities	722,382	7,730,484	115,617	8,568,483

Net Assets	$10,201,837	$10,011,541	$5,100,935	$25,314,313

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of piped gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

No other measures of segment profit or loss and assets have been provided or reviewed by the company's chief operating decision maker.

13.	COMMITMENTS UNDER OPERATING LEASES

At December 31, 2007, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

	2007	2006
Land and Buildings
Not later than one year	$45,934	$61,401
Later than one year and not later than five years	228,079	245,603
After five years	500,067	521,906

	$774,080	$828,910

14.	RELATED PARTIES TRANSACTIONS

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

15.	DISCONTINUED OPERATION SEGMENT

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
Balance Sheet

	12/31/2007	12/31/2006
Assets
Current Assets	$2,336	$445
Non Current Assets	-	509
Total Assets	2,336	954

Current Liabilities	86,047	18,954
Total Liabilities	86,047	18,954

Net Assets	(83,711)	(18,000)
Total Liabilities & Net Assets	$2,336	$954

The Company engaged the disposition agreement with China Zhongshi Gas Co., Ltd of selling its subsidiary Anping Weiye Gas Co., Ltd. for RMB 3,300,000 (approximately $433,230) in the June 2007. The following is the balance sheet and statement of income of Anping Weiye Gas Co., Ltd. provided by the client, as of and for the year ended December 31, 2006

Anping Weiye Gas Co., Ltd.
As of and for the year ended December 31, 2006

Balance Sheet

Assets

Current Assets	$646,510
Non-Current Assets	947
Total Assets	647,457
Liabilities	-
Current Liabilities	7,813
Total Liabilities	7,813
Net Assets	$639,644

Statement of Income

Sales revenue	$-
Cost of sales	-

Gross Profit	-
Operating expense	-
Other expense	(21)
Income before tax	(21)
Income tax	-
Net Income	$(21)

16. ACQUISITIONS

The Company had two acquisitions during the year 2007, the purchase of (1) Beijing Chenguang Gas, Ltd. and (2) Guannan Weiye Gas Co., Ltd.

On January 15, 2007, Beijing Gas entered into a stock transfer agreement with the shareholders of Beijing Chenguang Gas Ltd., Co., a limited liability company organized under the laws of the PRC, under which Beijing Gas will acquire all the capital stock of Beijing Chenguang for a purchase price of $3.35 million in cash (approximately RMB 26 million). Upon consummation of the transactions contemplated by that agreement, Beijing Chenguang will become a whollyowned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the development, transfer and licensing of technologies used in natural gas purification, compression and transportation, as well as the installation of natural gas equipment and the supply of natural gas.

On June 26, 2007 the Company, through its Beijing Gas subsidiary, acquired Guannan Weiye Gas Co., Ltd (“Guannan”) for $918,972 (RMB 7,000,000), at which point the Guannan became a wholly owned subsidiary of the Company. The acquisition was paid entirely in cash. Subsequently, the Company made an additional capital contribution, in the form of cash in the amount of $328,204 (RMB 2,510,000) to the Guannan, to increase its PRC registered capital to $1,247,177 (RMB 9,510,000).

The following is a retroactive restatement of the proforma consolidated Balance Sheets and Statements of Income as of and for the fiscal years ended December 31, 2007 and 2006. The retroactive restatement is based on the assumption that the acquisitions were made at the beginning of 2006 for the purpose of trading and comparative analysis.

	2007	2006
	Total	Zhongran	Chengguang	Guangnan	Total
Assets
Current Assets	$23,191,305	$15,249,331	$584,277	$12,811	$15,846,419
Non-Current Assets	42,164,945	18,633,465	5,489,774	622,793.43	24,746,032
Total Assets	65,356,250	33,882,796	6,074,051	635,604.48	40,592,452

Liabilities
Current Liabilities	16,365,964	8,568,483	2,104,579	320,268.30	10,993,330
Non-Current Liabilities	-	-	-	-	-
Total Liabilities	16,365,964	8,568,483	2,104,579	320,268.30	10,993,330

Net Assets	$48,990,286	$25,314,313	$3,969,473	$315,336	$29,599,122

	2007	6/30/2006
	Zhongran	Guannan	Total
Sales revenue	$20,267,756	$68,551	$20,336,399
Cost of revenue	(9,499,752)	40,367	(9,540,119)
Gross profit	10,768,004	28,184	10,796,188
Operating expenses	(2,715,219)	(52,630)	(2,767,849)
Other income/(expense)	187,086	(1,199)	185,877
Earnings before tax	8,239,871	(25,645)	8,214,226
Income tax	(532,500)	(1,131)	(533,631)
Net income	$7,707,371	$(26,776)	$7,680,595

	2006
	Zhongran	Chengguan	Guannan	Total
Sales revenue	$10,870,718	$4,084,700	$16,981	$14,972,399
Cost of revenue	(4,389,142)	(2,849,441)	(10,576)	(7,249,158)

Gross profit	6,481,576	1,235,260	6,405	7,723,241

Operating expenses	(1,251,628)	(477,981)	(45,329)	(1,774,938)
Other income/(expense)	266,625	26,787	(226)	293,186

Earnings before tax	5,496,573	784,066	(39,150)	6,241,489

Income tax	(423,284)	(42,754)	-	(466,038)
Net income	$5,073,289	$741,311	$(39,150)	$5,775,451

17. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	12 months ended December 31, 2007	12 months ended December 31, 2006

Net Income (A)	$7,707,370	$5,073,289
Constructive Preferred Dividends (B)	-	6,418,864
Income Available to Common Stockholders (C)	$7,707,370	$(1,345,575)

Basic Weighted Average Shares Outstanding (D)	17,165,894	14,693,186
Dilutive Shares:

- Addition to Common Stock from conversion of Preferred Stock A	114,630	-

- Addition to Common Stock from conversion of Preferred Stock B	4,139,001	1,005,817

- Addition to Common Stock from Exercise of Warrants	597,571	-

Diluted Weighted Average Shares Outstanding: (E)	22,017,096	15,669,003

Earnings Per Share
- Basic (C)/(D)	$0.45	$(0.09)
- Diluted (C)/(E)	$0.35	$(0.09)

Weighted Average Shares Outstanding
- Basic	17,165,894	14,693,186
- Diluted	22,017,096	15,699,003

Supplemental Data:
Proforma Earnings Per Shares in the Absence of Constructive Preferred Dividend
- Basic [(B) + (C)] / (D)	$0.45	$0.35
- Diluted [(B) + (C)] / (E)	$0.35	$0.32

Weighted Average Shares Outstanding
- Basic	17,165,894	14,693,186
- Diluted	22,017,096	15,699,003

18. INVESTORS RELATIONS STOCK COMPENSATION EXPENSE

For the year ended December 31, 2006, the Company recorded $92,468 of stock compensation expense for 100,000 stock options granted to the Company’s investor relations firm, CCG Elite in 2006. The entire stock option compensation expense was recorded under other expense in the Company’s statements of income.

The range of the exercise prices of the stock options granted are shown in the following table: -

Price Range	Number of Shares
$0 - $9.99	100,000 shares
$10.00 - $19.99	0 shares
$20.00 - $29.99	0 shares

No tax benefit has yet to be accrued or realized. In 2007, the Company operated as an income tax-free entity in the PRC, and the Company has yet to repatriate its earnings, accordingly it has not recognized any deferred tax assets or liability in regards to benefits derived from the issuance of stock options.

The Company used the Black-Scholes model to value the options granted. The following shows the weighted average fair value of the grants and the assumptions that were employed in the model: -

Weighted-average fair value of grants:	$0.92
Risk-free interest rate:	4.176%
Expected volatility:	40.00%
Expected life in months:	48 months

19. SUBSEQUENT EVENT

The Company entered into a registration rights agreement related to a private placement financing transaction with accredited investors on September 13, 2007. Pursuant to the agreement, the Company would be subject to liquidated damages if the registration statement was not (1) filed within 45 days of the execution, and (2) if the registration statement had not been declared effective within 150 days of filing the registration statement. The Company has not met the aforementioned requirements under the registration rights agreement, and currently believes that it would be liable to pay $462,912 in liquidated damages to the investors in 2008.