Form 10-Q/A
period 2008-03-31
Sino Gas International Holdings, Inc.
filed 2008-06-18
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

As of May 12, 2008, the Registrant had 24,877,271 shares of common stock outstanding.

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 initially filed with the Securities and Exchange Commission on May 15, 2008 is being filed to revise the earnings per share data in the Financial Statements.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
June 3, 2008	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

		3/31/2008	12/31/2007
	Note
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$8,021,212	$10,915,590
Restricted cash	3	664,061	478,920
Notes receivable		586,711	825,119
Accounts receivable	2(f),4	6,162,418	7,315,253
Inventory		246,891	207,976
Advances to suppliers	2(g)	1,041,556	27,372
Prepayments and others		465,669	320,380
Other receivables	5	9,849,587	3,100,695
Total Current Assets		27,038,104	23,191,305

Non-Current Assets
Investment	2(h)	2,703,156	4,007,310
Property, plant & equipment, net	2(j),6	26,852,967	24,572,565
Construction in progress	2(l)	12,830,941	11,556,820
Intangible assets, net	2(k),7	2,112,337	2,028,250
Total non-current assets		44,499,401	42,164,945

TOTAL ASSETS		$71,537,505	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	8	$7,120,276	$2,734,444
Accounts payable		1,417,807	716,707
Other payables	9	9,715,659	10,383,657
Unearned revenue	2(m)	640,615	312,573
Accrued liabilities		41,428	362,263

Total current liabilities		18,935,786	14,509,644

TOTAL LIABILITIES		$18,935,786	$14,509,644

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

STOCKHOLDERS' EQUITY

Preferred Stock A US $0.001 par value; 20,000,000 shares authorized; 275,111 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	$275	$275

Preferred Stock B US $0.001 par value; 5,000,000 shares authorized; 4,971,859 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	4,972	4,972

Common Stock US $0.001 par value; 250,000,000 shares authorized; 25,282,380 shares issued and outstanding as of March 31, 2008 and December 31, 2007	10	25,283	25,283

Additional Paid in Capital		35,247,303	35,247,303
Statutory Reserve		3,481,730	3,258,201
Retained Earnings		10,358,228	10,432,430
Accumulated Other Comprehensive Income		3,483,929	1,878,142

TOTAL STOCKHOLDERS' EQUITY		52,601,719	50,846,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$71,537,505	$65,356,250

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007
Net Sales

Revenues	$4,342,116	$2,438,227
Cost of revenues	(2,975,472)	(1,837,630)
Gross Profit	1,366,645	600,597

Operating Expenses

Selling and marketing expenses	(181,704)	(56,198)
General & administrative expenses	(833,451)	(441,374)
Total operating expenses	(1,015,154)	(497,572)

Operating Income/(Loss)	351,490	103,025

Other Income (Expenses)

Other income	-	36,088
Other expenses	(845)	(1,495)
Interest income	33,166	-
Interest expense	(60,467)	(5,370)
Total other income (expense)	(28,146)	29,223

Earnings before tax	323,344	132,248

Income tax	(174,017)	(16,865)

Net income	$149,327	$115,383

Earnings per share
Basic	0.009	0.008
Diluted	0.007	0.004

Weighted Average Shares Outstanding
Basic	17,165,894	14,730,597
Diluted	22,017,096	28,724,652

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Stated in US Dollars)

							Common Stock			Accumulated
	Preferred Stock A		Preferred Stock B		Common Stock		Additional			Other
	Shares		Shares		Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	3,958,239	824,296	25,314,314
Net Income									7,707,370		7,707,370
Issue of stock and warrant	275,111	275	948,591	949	10,589,194	10,589	16,759,263				16,771,076
Appropriations of Retained Earnings								1,233,179	1,233,179		-
Foreign Currency Translation Adjustment										1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606

Balance, January 1, 2008	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606
Net Income									149,327		149,327
Issue of stock and warrant											-
Appropriations of Retained Earnings								223,529	(223,529)		-
Foreign Currency Translation Adjustment										1,605,787	1,605,787
Balance, March 31, 2008	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,481,730	10,358,228	3,483,929	52,601,719

	Accumulated Comprehensive Income
	12/31/2007	3/31/2008	Total
Comprehensive Income
Net Income	7,707,370	149,327	7,856,697
Comprehensive Other Income
Foreign Currency Translation Adjustment	1,053,846	1,605,787	2,659,633
	8,761,216	1,755,114	10,516,330

See accompanying notes to financial statements and accountant’s report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007
Cash flow from operating activities
Net Income	$149,327	$115,383
Depreciation expense	640,248	38,844
Amortization expense	29,532	-
Invested in restricted time deposits	(185,141)	3,124,541
Decrease/(increase) in accounts receivable	(5,357,649)	310,419
Increase in inventory	(38,915)	-
Increase in prepaid expenses	(831,430)	-
Increase in accounts payable	(287,732)	3,023,295
Cash sourced/(used) in operating activities	(5,881,760)	6,612,482

Cash flows from investing activities
Cash received for investment sales proceeds	1304154	-
Cash paid for investment and acquisition	-	(930,801)
Purchase of property, plant & equipment	(2,920,649)	(3,320,688)
Purchase of intangible assets	(113,620)	(172,210)
Increase in construction in progress	(1,274,121)	(1,345,436)
Cash souced/(used) in investing activities	(3,004,236)	(5,769,135)

Cash flows from financing activities
Proceeds from bank borrowings	4,385,832	(2,430,445)
Cash sourced/(used) in financing activities	4,385,832	(2,430,445)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(4,500,164)	(1,587,098)

Effect of Currency Translation on cash and cash equivalents	1,605,787	293,589

Cash & Cash Equivalents - Beginning of Year	$10,915,590	$3,638,673

Cash & Cash Equivalents - End of Year	$8,021,212	$2,345,164

Supplementary cash flow information
Interest received	$33,166	$94,653
Interest paid	60,467	43,617
Income tax paid	-	16,865

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
		9
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

Accounts Receivable

	3/31/2008	12/31/2007
Gross accounts receivable	$6,193,385	$7,352,013
Allowance for bad debt	30,967	(36,760)
Net accounts receivable	$6,162,418	$7,315,253

Allowance for Bad Debt

	3/31/2008	12/31/2007
Beginning balance	$36,760	$32,838
Addition	19,939	26,909
Less - write off	(25,732)	(22,987)
Ending balance	$30,967	$36,760

Accounts Receivable Aging Report

	3/31/2008	12/31/2007

30 Days	$4,681,398	$5,557,172
30-60 Days	1,021,345	1,212,413
60-90 Days	23,157	8,747
90-180 Days	171,660	-
180-360 Days	257,490	27,489
>360 Days	7,369	509,433
Total	$6,162,418	$7,315,254

The followings are the largest ten accounts receivable as of March 31, 2008

Peixian jiangnan development Co., Ltd	$290,507
Beijing xuancheng Construction Co., Ltd	297,881
Jiangshu honghu farm Co., Ltd	301,558
Sihong jinwan construction Co., Ltd	323,545
Xuzhou shenyuan real property Co., Ltd	351,048
Guannan construction Co., Ltd	359,716
Lianyun port development Co., Ltd	372,533
Huabei oil management machine Co., Ltd	412,549
Shanghai datun energy Co., Ltd	604,771
Hebei zhonggang stell development Co., Ltd	892,056

Total	$4,206,165

5. OTHER RECEIVABLES

The followings are the ten largest other receivables as of March 31, 2008

Other receivables
3/31/2008

Beijing yanfang construction Co., Ltd.	$15,434
Xisanzhuang Co., Ltd.	21,423
Shenzhen shenqi investment Co., Ltd.	23,732
Peixuan construction service department	28,481
Beijing zhongshi investment Co., Ltd.	42,722
Shangjianzhong	327,533
China gas investment Co., Ltd.	333,939
Tianjin feite zhixun service Co., Ltd.	356,014
Baishan zhaiwu service Co., Ltd.	1,968,852
Baoding city management Co., Ltd.	4,272,165

Total	$7,390,295

 6.  PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consist of the following as of March 31, 2008 and December 31, 2007

	03/31/08	12/31/07
At Cost
Gas Pipelines	$20,925,765	$18,885,734
Motor Vehicles	5,351,869	4,874,685
Machinery & Equipment	867,089	885,997
Buildings	1,748,881	1,405,638
Leasehold Improvements	72,036	68,942
Office Equipment	181,345	105,336

Total	$29,146,985	$26,226,336

Less: Accumulated Depreciation	(2,294,018)	(1,653,771)

Property, Plant and Equipment, net	$26,852,967	$24,572,565

	03/31/08	12/31/07
Accumulated Depreciation
Gas Pipelines	$1,074,075	$591,419
Motor Vehicles	821,796	687,354
Machinery & Equipment	170,595	161,703
Buildings	131,312	128,514
Leasehold Improvements	38,269	34,070
Office Equipment	57,971	50,711

Total	$2,294,018	$1,653,771

Depreciation expense included in the consolidated statements of income for the period ended March 31, 2008 was $640,247.

7.  INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2008 and December 31, 2007

	03/31/08	12/31/07
At Cost
Land use rights	$471,747	$452,345
Franchises	384,495	359,464
Goodwill	1,627,140	1,562,202
Other	13,813	9,563
Total	$2,497,195	$2,383,574

Less: Accumulated Amortization	(384,857)	(355,324)

Intangible Assets, net	$2,112,338	$2,028,250

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated depreciation.

8. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	3/31/2008	12/31/2007
Loans from China Renmin Bank Co.,Ltd. Interest rate at 7.22% per annual plus 10% fluctuation market rate	$2,848,110	$2,734,444
Loans from Huashang Bank Co., Ltd.	4,272,165	-
Total	$7,120,276	$2,734,444

Interest expenses for the short-term bank loans were $57,877 and $55,405 for the three months ended March 31, 2008, and the twelve months ended December 31, 2007.

9.  OTHER PAYABLES

Other payables at March 31, 2008 and December 31, 2007 consist of the following:

	3/31/2008	12/31/2007
Employees’ welfare payables	$218,637	$176,236
Amount due to employees	30,061	150,711
Tax payable	243,439	922,620
Other Payable	9,223,522	9,134,091
Total	$9,715,659	$10,383,657

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

The followings are the ten largest other payables as of March 31, 2008

Beijing chengguang Co., Ltd.	$19,833
Caiyou erchuang transportation Co.	25,674
Education department Co., Ltd.	38,528
Labor union department	60,757
Heshuchun	71,203
Beijing qianshi technology development Co.	78,602
Social insurance Co., Ltd.	117,263
Employee training program Co., Ltd.	411,860
Chenguang weizhong consultant Co., Ltd.	427,217
Baishan natural gas Co., Ltd	4,010,447

Total	$5,261,384

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

3/31/2008 Balance Sheet Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$14,147,456	$4,688,771	$8,201,877	$27,038,104
Non-Current Assets	11,194,047	33,305,354	-	44,499,401
Total Assets	$25,341,504	$37,994,124	$8,201,877	$71,537,505

Liabilities
Current Liabilities	1,604,946	17,175,131	155,709	18,935,786
Total Liabilities	$1,604,946	$17,175,131	$155,709	$18,935,786

Net Assets	$23,736,558	$20,818,993	$8,046,168	$52,601,719

3/31/2008 Income Statement Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$2,987,419	$1,354,697	$-	$4,342,116
Cost of Revenue	(2,545,638)	(429,834)	-	(2,975,472)
Gross Profit	441,781	924,863	-	1,366,644

Operating Expense	(232,194)	(493,412)	(289,548)	(1,015,154)
Other Income	(18,061)	(38,380)	28,295	(28,146)
Earnings before tax	191,526	393,071	(261,253)	323,344
Income tax	(55,685)	(118,332)	-	(174,017)

Net Income	$135,841	$274,739	$(261,253)	$149,327

Balance Sheet Segment Report
As of December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	11,509,765	3,814,583	7,866,957	23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945
Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	131,843	14,509,644
Total Liabilities	1,228,727	13,149,074	131,843	14,509,644

Net Assets	20,887,841	22,223,651	7,735,114	50,846,606

Statement of Income Segment Report
For the three months ended March 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$1,822,891	$615,336	-	$2,438,227
Cost of Revenue	(1,713,412)	(124,218)	-	(1,837,630)
Gross Profit	109,479	491,118	-	600,597

Operating Expense	(89,563)	(408,009)	-	(497,572)
Other Income	23,963	5,260	-	29,223
Earnings before tax	23,805	108,443	-	132,248
Income tax	(3,036)	(13,829)	-	(16,865)

Net Income	$20,769	$94,614	$-	$115,383

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

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q Amendment No. 1.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: June 18, 2008	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: June 18, 2008	By:	/s/ Yong Zhang
Yong Zhang
Chief Financial Officer