Form 10-Q
period 2008-06-30
Sino Gas International Holdings, Inc.
filed 2008-08-14
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 13, 2008, the Registrant had 25,084,644 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Sino Gas International Holdings, Inc.

Reviewed Financial Statements

June 30, 2008 and December 31, 2007

(Stated in US Dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
July 30, 2008	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

ASSETS		June 30, 2008	December 31, 2007
	Note	Unaudited	Audited
Current Assets
Cash & cash equivalents	2(e)	$8,152,907	$10,915,590
Restricted cash	3	739,868	478,920
Notes receivable		283,768	825,119
Accounts receivable	2(f),4	5,933,183	7,315,253
Inventory		276,252	207,976
Advances to suppliers	2(g)	2,892,084	27,372
Prepayments and others		474,083	320,380
Other receivables	5	6,486,784	3,100,695
Total Current Assets		25,238,929	23,191,305

Non-Current Assets
Investment	2(h)	4,382,417	4,007,310
Property, plant & equipment, net	2(j),6	26,494,692	24,572,565
Construction in progress	2(l)	14,694,005	11,556,820
Intangible assets, net	2(k),7	2,189,172	2,028,250
Total non-current assets		47,760,286	42,164,945

TOTAL ASSETS		$72,999,215	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	8	$7,276,114	$2,734,444
Accounts payable		5,147,415	716,707
Other payables	9	6,597,092	10,383,657
Unearned revenue	2(m)	757,261	312,573
Accrued liabilities		4,204	362,263

Total current liabilities		19,782,086	14,509,644

TOTAL LIABILITIES		$19,782,086	$14,509,644

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

STOCKHOLDERS' EQUITY

Preferred Stock A US $0.001 par value; 20,000,000 shares authorized; 275,111 shares issued and outstanding as of June 30, 2008 and December 31, 2007	10	$275	$275

Preferred Stock B US $0.001 par value; 5,000,000 shares authorized; 4,764,486 and 4,971,859 shares issued and outstanding as of June 30, 2008 and December 31, 2007	10	4,765	4,972

Common Stock US $0.001 par value; 250,000,000 shares authorized; 25,489,753 and 25,282,380 shares issued and outstanding as of June 30, 2008 and December 31, 2007	10	25,490	25,283
Additional Paid in Capital		35,247,303	35,247,303
Statutory Reserve		3,258,201	3,258,201
Retained Earnings		10,044,869	10,432,430
Accumulated Other Comprehensive Income		4,636,225	1,878,142

TOTAL STOCKHOLDERS' EQUITY		53,217,129	50,846,606

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$72,999,215	$65,356,250

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and six months periods ended June 30, 2008 and 2007
(Stated in US Dollars)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Notes	2008	2007	2008	2007

Revenues		$5,121,521	$2,796,145	$9,463,638	$5,234,372
Cost of revenues		(3,554,592)	(1,894,203)	(6,530,063)	(3,731,833)
Gross Profit		1,566,930	901,942	2,933,575	1,502,539

Operating Expenses
Selling and marketing expenses		(186,193)	(143,296)	(367,896)	(199,494)
General & administrative expenses		(1,163,429)	(247,485)	(1,996,879)	(688,859)
Total operating expenses		(1,349,621)	(390,781)	(2,364,776)	(888,353)

Operating Income/(Loss)		217,308	511,161	568,799	614,186

Other income		1,269		1,269	11,781
Other expenses		(26,330)	(34,789)	(27,176)	(11,977)
Interest income		12,496	38,920	45,662	33,550
Interest expense		(156,100)		(216,567)	-
Total other income (expense)		(168,665)	4,131	(196,811)	33,354

Earnings before tax		48,643	515,292	371,988	647,540

Income tax		(128,781)	(10,478)	(302,798)	(27,343)

Income from continuing operation		(80,137)	504,814	69,190	620,197

Extraordinary loss, net	12	(456,751)	-	(456,751)	-

Net Income		$(536,888)	$504,814	$(387,561)	$620,197

Earnings per share
Basic		$(0.02)	$0.03	$(0.02)	$0.04
Diluted		(0.02)	0.03	(0.01)	0.03

Weighted Average Shares Outstanding
Basic		25,312,896	15,273,626	25,297,638	15,216,279
Diluted		30,529,350	19,360,386	30,529,350	19,486,791

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Preferred Stock A		Preferred Stock B		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Common Stock Additional Paid in Capital	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2007	-	-	4,023,268	4,023	14,693,186	14,694	18,488,040	2,025,022	3,958,239	824,296	25,314,314
Net Income	-	-	-	-	-	-	-	-	7,707,370	-	7,707,370
Issue of stock and warrant	275,111	275	948,591	949	10,589,194	10,589	16,759,263	-	-	-	16,771,076
Appropriations of Retained Earnings	-	-	-	-	-	-	-	1,233,179	(1,233,179)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606

Balance, January 1, 2008	275,111	275	4,971,859	4,972	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606
Net Income	-	-	-	-	-	-	-	-	(387,561)	-	(387,561)
Conversion of Stock	-	-	(207,373)	(207)	207,373	207	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	2,758,083	2,758,083
Balance, June 30, 2008	275,111	275	4,764,486	4,765	25,489,753	25,490	35,247,303	3,258,201	10,044,869	4,636,225	53,217,129

	Accumulated Comprehensive Income
	12/31/2007		6/30/2008		Total
Comprehensive Income
Net Income	7,707,370		(387,561)		7,319,809
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,053,846		2,758,083		3,811,929

	8,761,216		2,370,522		11,131,738

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and six months periods ended June 30, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flow from operating activities
Net Income	(536,888)	504,814	(387,561)	620,197
Depreciation expense	218,405	657,609	858,653	696,453
Amortization expense	14,463	467	43,995	467
Invested in restricted time deposits	(75,807)	-	(260,948)	3,124,541
Decrease/(increase) in accounts and other receivables	3,894,981	(940,846)	(1,462,668)	(630,427)
Increase in inventory	(29,360)	(57,690)	(68,276)	(57,690)
Increase in prepaid expenses	(2,186,986)	-	(3,018,416)	-
Increase in accounts and other payables	1,018,505	(3,903)	730,773	3,019,392
Cash sourced/(used) in operating activities	2,317,312	160,451	(3,564,449)	6,772,933

Cash flows from investing activities
Cash received/paid for investment proceeds	(1,679,262)	930,801	(375,108)	-
(Purchase)/disposal of property, plant & equipment	139,869	(1,412,955)	(2,780,780)	(4,733,643)
(Purchase)/disposal of intangible assets	(91,297)	479,373	(204,917)	307,163
Acquisition of subsidiaries	-	(173,167)	-	(173,167)
Increase in minority interest	-	65,575	-	65,575
Increase in construction in progress	(1,863,062)	(1,471,000)	(3,137,183)	(2,816,436)
Cash sourced/(used) in investing activities	(3,493,752)	(1,581,373)	(6,497,988)	(7,350,508)

Cash flows from financing activities
Proceeds from bank borrowings	155,838	2,623,020	4,541,670	192,575
Issue of share capital	-	2,587,759	-	2,587,759
Cash sourced/(used) in financing activities	155,838	5,210,779	4,541,670	2,780,334

Net increase/(decrease) in cash & cash equivalents for the year	(1,020,603)	3,789,858	(5,520,767)	2,202,760

Effect of Currency Translation on cash and cash equivalents	1,152,297	518,617	2,758,083	812,206
Cash & Cash Equivalents - Beginning of Year	8,021,212	2,345,164	10,915,590	3,638,673
Cash & Cash Equivalents - End of Year	8,152,907	6,653,639	8,152,907	6,653,639

Supplementary cash flow information
Interest received	$12,496	$3,931	$45,662	$98,584
Interest paid	156,900	10,993	217,367	54,610
Income tax paid	123,005	10,478	123,005	27,343

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the three months and six months periods ended June 30, 2008 and 2007

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

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Gas Pipelines (Up to December 31, 2007)	25 years
Gas Pipelines (Starting from January 1, 2008)	50 years
Motor Vehicles	10 years
Machinery & Equipment	20 years
Buildings	25 years
Leasehold Improvements	25 years
Office Equipment	8 years

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

	6/30/2008	3/31/2008	12/31/2007
Years end RMB : US$ exchange rate	6.8718	7.0222	7.3141
Average yearly RMB : US$ exchange rate	7.0726	7.1757	7.6172

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

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

The "amounts are not due within one year" are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the year June 30, 2008 and December 31, 2007

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

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

Accounts Receivable

	6/30/2008	12/31/2007
Gross accounts receivable	$5,961,402	$7,352,013
Allowance for bad debt	(28,219)	(36,760)
Net accounts receivable	$5,933,183	$7,315,253

Allowance for Bad Debt

	6/30/2008	12/31/2007
Beginning balance	$36,760	$32,838
Addition	17,191	26,909
Less - write off	(25,732)	(22,987)
Ending balance	$28,219	$36,760

Accounts Receivable Aging Report

	6/30/2008	12/31/2007

30 Days	$5,102,537	$5,557,172
30-60 Days	237,327	1,212,413
60-90 Days	474,655	8,747
90-180 Days	23,733	-
180-360 Days	-	27,489
>360 Days	94,931	509,433
Total	$5,933,183	$7,315,254

The followings are the largest ten accounts receivable as of June 30, 2008

Accounts Receivable
6/30/2008

Hebei zhonggang Steel, Ltd.	$209,407
Peixuan Jiannan Development, Co.,	275,925
Beijing Xianjin Construction, Ltd.	276,267
Hebei Oil Management Machine, Ltd.	280,852
Xuzhou Shenyuan Real Estate, Co.,	317,564
Baishang Jiehe Construction Development, Co.,	336,611
Jianshu Hongzhe Farm	359,716
Sihong Jinwan Development, Ltd.	372,533
Guannan Construction & Development, Co.,	439,866
Lianyun Port Development, Ltd.	675,141

Total	$3,543,882

5. OTHER RECEIVABLES

The followings are the ten largest other receivables as of June 30, 2008

Other receivables
6/30/2008

Qujin Development & Investment, Ltd.	$58,882
Langfang Transportation, Ltd.	20,373
West House, Co.,	21,731
Shenzhen Chengtong Investment, Co.,	24,251
Peixuan Construction Department	29,104
Tongshang Jieye, Ltd.	37,189
Beijing Natural Gas Investment, Ltd.	43,657
Tianjin Feite Consultant, Co.,	436,567
Shanghou Debt Corp.	1,901,929
Baoding City Management Department	2,910,446

Total	$5,484,129

 6.  PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consist of the following as of June 30, 2008 and December 31, 2007

	6/30/08	12/31/07
At Cost
Gas Pipelines	$21,283,153	$18,885,734
Motor Vehicles	5,262,742	4,874,685
Machinery & Equipment	798,610	885,997
Buildings	1,405,640	1,405,638
Leasehold Improvements	70,970	68,942
Office Equipment	186,000	105,336

Total	$29,007,115	$26,226,336

Less: Accumulated Depreciation	(2,512,423)	(1,653,771)

Property, Plant and Equipment, net	$26,494,692	$24,572,565

	03/31/08	12/31/07
Accumulated Depreciation
Gas Pipelines	$1,194,117	$591,419
Motor Vehicles	884,844	687,354
Machinery & Equipment	169,335	161,703
Buildings	167,586	128,514
Leasehold Improvements	39,861	34,070
Office Equipment	56,680	50,711

Total	$2,512,423	$1,653,771

Depreciation expense included in the consolidated statements of income for the period ended June 30, 2008 was $858,653.

7.  INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2008 and December 31, 2007

	6/30/08	12/31/07
At Cost
Land use rights	$510,328	$452,345
Franchises	400,186	359,464
Goodwill	1,662,752	1,562,202
Other	15,225	9,563
Total	$2,588,491	$2,383,574

Less: Accumulated Amortization	(399,319)	(355,324)

Intangible Assets, net	$2,189,172	$2,028,250

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization.

8. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

	3/31/2008	12/31/2007
Loans from China Renmin Bank Co.,Ltd.
Interest rate at 7.22% per annual plus 10% fluctuation market rate	$2,910,446	$2,734,444
Loans from Huashang Bank Co., Ltd.	4,365,668	-
Total	$7,276,114	$2,734,444

Interest expenses for the short-term bank loans were $216,567 and $55,405 for the six months ended June 30, 2008, and the twelve months ended December 31, 2007.

9.  OTHER PAYABLES

Other payables at June 30, 2008 and December 31, 2007 consist of the following:

	6/30/2008	12/31/2007

Employees’ welfare payables	$194,199	$176,236
Amount due to employees	23,140	150,711
Tax payable	179,792	922,620
Other Payable	6,199,961	9,134,091

Total	$6,597,092	$10,383,657

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

The followings are the ten largest other payables as of June 30, 2008

6/30/2008

Caiyou Haoche Rental, Co.,	$26,236
Education Associate	44,498
Work Union Associate	66,261
He Shunchun	72,761
Social Insurance Associate	137,016
Shenzhen Polian Shiye, Ltd.	203,731
Beijing Qianshi Development, Co.,	241,852
Liu Yuchuan	291,045
Chenguang Consulatant, Ltd.	436,567
Baishang Gas, Ltd.	3,986,675

$5,506,642

10.    CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which there are 25,489,753 shares issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (i) series A convertible preferred stock, of which 20,000,000 shares have been authorized and 275,111 shares are issued and outstanding; and (ii) series B convertible preferred stock, of which 5,000,000 shares have been authorized and 4,764,486 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A and series B convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 25,489,753 shares of common stock issued and outstanding as of June 30, 2008. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Total Capitalization

The Following table depicts an analysis of total capitalization for the issuance of Preferred Stock A, Preferred Stock B, Common Stock, and the related additional Paid in Capital as of June 30, 2008:

	Preferred Stock A		Preferred Stock B		Common Stock
Name of Shareholder	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Additional Paid in Capital	% of Equity Holdings

Private Investor	275,111	275	-	-	-	-	1,210,213	0.90%
Investor Relations firm	-	-	4,764,486	4,765	207,373	207	6,994,270	16.29%
Management / Insider	-	-	-	-	12,653,661	12,654	4,252,959	41.45%
Investor - 1st Round Raising	-	-	-	-	5,628,722	5,629	2,997,371	18.44%
Less: Cost of Stock Issurance	-	-	-	-	-	-	(412,241)	-
Investor - 2nd Round Raising	-	-	-	-	6,999,997	7,000	15,743,000	22.93%
Less: Cost of Stock Issurance	-	-	-	-	-	-	(1,957,133)	-
Beneficial Conversion Feature	-	-	-	-	-	-	6,418,864	-

	275,111	275	4,764,486	4,765	25,489,753	25,490	35,247,303	100.00%

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

6/30/2008 Balance Sheet Segment Report
As of June 30, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$15,883,136	$5,264,012	$4,091,781	$25,238,929
Non-Current Assets	12,014,339	35,745,947	-	47,760,286
Total Assets	$27,897,475	$41,009,959	$4,091,781	$72,999,215

Liabilities
Current Liabilities	1,690,577	18,091,509	-	19,782,086
Total Liabilities	$1,690,577	$18,091,509	$-	$19,782,086

Net Assets	$26,206,898	$22,918,450	$4,091,781	$53,217,129

6/30/2008 Income Statement Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$6,553,899	$2,909,739	$-	$9,463,638
Cost of Revenue	(5,709,186)	(820,877)	-	(6,530,063)
Gross Profit	844,713	2,088,862	-	2,933,575

Operating Expense	(494,742)	(1,223,431)	(646,603)	(2,364,776)

Other Income	(67,795)	(167,648)	38,633	(196,811)
Earnings before tax	282,176	697,783	(607,971)	371,988

Income tax	(87,190)	(215,608)	-	(302,798)

Income from continuing operation	194,986	482,174	(607,971)	69,190

Extraordinary Loss, net	-	-	(456,751)	(456,751)

Net Income	$194,986	$482,174	$(1,064,722)	$(387,561)

Balance Sheet Segment Report
As of December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	11,509,765	3,814,583	7,866,957	23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945
Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	131,843	14,509,644
Total Liabilities	1,228,727	13,149,074	131,843	14,509,644

Net Assets	20,887,841	22,223,651	7,735,114	50,846,606

Income Statement Segment Report
For the six months ended June 30, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$3,245,311	$1,989,061	$-	$5,234,372
Cost of Revenue	(2,313,736)	(1,418,097)	-	(3,731,833)
Gross Profit	931,574	570,965	-	1,502,539

Operating Expense	(550,779)	(337,574)	-	(888,353)
Other Income	27,350	6,004	-	33,354
Earnings before tax	408,146	239,394	-	647,540
Income tax	(4,922)	(22,421)	-	(27,343)
Net Income	$403,224	$216,973	$-	$620,197

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

12. EXTRAORDINARY EVENT

The Company entered into a registration rights agreement related to a private placement financing transaction with accredited investors on September 13, 2007. Pursuant to the agreement, the Company had to (1) file the registration statement within 45 days of the execution, and (2) declare the effectiveness within 150 days of filing the registration statement. However, the Company did not meet the aforementioned requirements under the registration rights agreement, and was subjected to liquidated damages. The Company, which has paid $456,751 in liquidated damages to investors in May 2008, was reported as extraordinary loss net in the statements of income.

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

Our gas users are composed of industrial and residential users. Gas sales from residential users are much less affected by economic and industrial factors and would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales from industrial users is subject to the operating performance of the end industrial user and development of new users. Gas sales to our industrial users have increased 89% during the first half of 2008, as our existing users have expanded their production capacity. As we develop into more cities, we expect to add one to two industrial users in the coming year.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 100,000)-to-medium (population between 100,000 to 300,000) sized cities. We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered major growth components of the company.

Regarding medium-sized or large cities, most of them have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have material impact on the company, increasing the company’s assets and revenues significantly. The company has finalized one acquisition, and needs to raise money to fund another acquisition.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the three months ended June 30, 2008, our company achieved strong increases in financial and operational results. Our net revenues and gross profit were $ 5,121,521 and $ 1,566,930, respectively, representing an increase of 83.16% and 73.73%, respectively, from those of the same period in the previous year. Our operating income in 2008 was $217,308, representing a decrease of 57.49% from 2007.

	For the 3 months ended June 30,
	2008	2007	Change
	US$	US$	%
Net Revenues	5,121,521	2,796,145	83.16%
Gross Profit	1,566,930	901,942	73.73%
Operating Income	217,308	511,161	-57.49%
Net Income	-536,888	504,814	-206.35%
Gross Margin	30.60%	32.26%
Net Margin	-10.48%	18.05%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended June 30, 2008 were $5,121,521, compared to $2,796,145 for the same period in 2007, representing an increase of 83.16%. The increase was due to new customers’ connecting to our gas distribution network and new customers’ purchasing our natural gas. During this period, we connected 7,096 new residential households to our gas distribution network, resulting in total connection fees of $1,555,041. Gas sales during the same period amounted to 10.55 million cubic meters, or $3,566,480. In comparison, we connected 4,326 new residential households to our gas distribution network in 2007, resulting in total connection fees of $1,370,536. Gas sales during the period amounted to 5.41 million cubic meters, or $1,425,609.

	For the 3 months ended June 30,
	2008		2007		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	5.12	100%	2.80	100%	83.16%
Connection Fees	1.56	30%	1.37	49%	13.46%
Gas Sales	3.57	70%	1.43	51%	150.17%

Connection Fees

Connection fees during the three months ended June 30, 2008 were $1.56 million, representing an increase of 13.46% over the same period of 2007, accounting for 30% of the total net revenue compared with approximately 49% for the same period in 2007. With regard to the source of connection fees, 100% of total connection fees came from the development of new residential users. We connected 7,096 residential users during the three months ended June 30, 2008, an increase of approximately 64.03% from 2007.

	For the 3 months ended June 30,
	2008		2007		Change
(in US$ millions)	US$	%	US$	%	%
Connection Fees	1.56	100%	1.37	100%	13.46%
Residential Users	1.56	100%	1.37	100%	13.46%
Industrial Users	0.00	0%	0.00	0%	0%

Such increase was primarily attributable to the following aspects.

We tried our best to develop more residential customers in those cities of which we have obtained franchise of natural gas distribution systems. Our invested projects in the three months ended June 30, 2008 connected 7,096 new residential households in the three months ended June 30, 2008, resulting in approximately $1, 555,041 to our total connection fees. In comparison, during the same period of 2007, we connected 4,326 new residential households to our gas distribution network, resulting in total connection fees of $1,370,536.

The table below is a breakdown of our top five customers by connection fees:

Customers	Connection Fees: ($ million)
Oriental Sun City Real Estate Development Co. Ltd	0.2453
Shanghai Datun Energy Co. Ltd	0.1396
Peixian Wuzhou Real Estate Development Co.	0.1156
Beijing Huiyou Real Estate Development Co.	0.0901
Xuzhou Shenyuan Real Estate Development Co., Ltd.	0.0882

Due to seasonality effects, the second quarter is usually a weak season for gas distribution companies in China in terms of recognition of revenue from connection fees. New construction projects are not finished in this quarter, and only a small portion of connection fees are achieved in this quarter.

Gas Sales

In terms of volume, we sold 10.55 million cubic meters of natural gas during the three months ended June 30, 2008, compared with 5.41 million cubic meters in 2007. In terms of value, gas sales were $3.57 million during the three months ended June 30, 2008, accounting for 70% of total net revenue in 2008, representing an increase of 150.17% over the year 2007. Gas sales to residential increased 423.61% from $0.26 million in 2007 to $1.34 million in 2008. Gas sales to industrial users increased 82.74%, from $0.71 million in 2007 to $1.29 million in 2008. Gas sales to commercial users increased 101.79%, from $0.46 million in 2007 to $0.93 million in 2008.

	For the 3 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gas Sales	3.57	100%	1.43	100%	150.17%
Residential Users	1.34	36%	0.26	18%	423.61%
Industrial Users	1.29	37%	0.71	50%	82.74%
Commercial Users	0.93	26%	0.46	32%	101.79%

Such substantial increase was primarily attributable to the following aspect.

Our invested projects maintained steady and rapid development. During the three months ended June 30, 2008, 20.00 million cubic meters of gas were sold, resulting in approximately $3.57 million. In comparison, during the same period of last year, 10.94 million cubic meters of gas were sold, resulting in approximately $1.43 million.

The table below is a breakdown of our major industrial customers for gas consumption in the second quarter of 2008.

Industrial Customers	Gas Usage (million cubic meters)	Gas Usage ($ million)
Hebei Zhonggang Steel Co., Ltd.	2.6577	0.9311
The First Machine Factory of Huabei Petrol Bureau	0.4231	0.1430
Tangshan Changsheng Ceramic Factory	0.2837	0.0958
Hebei Jihengyuan Group Ltd.	0.1965	0.0885
Elite (Langfang) Textile Corporation	0.0747	0.0228

Gas sales of $0.9311 million were contributed by a single industrial user, Hebei Zhonggang Steel Co., Ltd. (“Hebei Zhonggang”), which started to use gas at the beginning of 2006. The gas consumption of Hebei Zhonggang has increased to 2.6577 million cubic meters during the three months ended June 30, 2008 from 1.3 million cubic meters in 2007.

As mentioned above, due to seasonality factors of our business, gas sales accounted for a relatively higher percentage of our total sales, though gas sales in absolute value remained relative stable throughout the year. Sales from industrial users are lower than that from residential users, due to our customer base grows.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2008, which includes cost of connection and cost of gas sales was $3.55 million, an increase of 87.66%, from $1.66 million in the same period of 2007.

	For the 3 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	3.55	100%	1.66	100%	87.66%
Connection Cost	0.39	11%	0.52	27%	-24.27%
Gas Cost	3.16	89%	1.38	73%	129.60%

Cost of Connection

Our cost of connection during the three months ended June 30, 2008 was $0.39 million, or 11% of total cost of revenues. By comparison, the cost of connection during the same period of 2007 was $0.52 million, or 27% of total cost of revenue.

Cost of connection decreased around 24.27% from the same period in 2007, mainly due to the decreased cost of gas station maintenance resulting from the development of our gas stations. Increase of revenues from connection fees increased nearly 13% from the same period in 2007.

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

Cost of Gas Sales

The cost of gas sales increased 129.60% to $3.16 million during the three months ended June 30, 2008 from the same period in 2007, when it was $1.38 million. This increase is largely due to the increase of gas sales which increased 150.17%.

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

The table below details our major gas suppliers in three months ended June 30, 2008:

Gas Supplier	Gas Purchase (million cubic meters)	Gas Purchase ($ million)
Beijing Natural Gas Co.	2.83	0.64
North China Oil Field Fourth Oil Extraction Plant of Petro China	2.19	0.45
Tianjin Dagang Oilfield Transportation Co., Ltd.	0.71	0.23
Suqian Petro China Piped Gas Co.	0.63	0.19
Hebei Natural Gas Co. Ltd	0.34	0.08

Gross Profit

Gross income increased from $0.9 million in 2007 to $1.57 million for 2008.

	For the 3 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gross Profit	1.57	100%	0.90	100%	73.73%
Connection	1.16	74%	0.85	95%	36.27%
Gas	0.40	26%	0.05	5%	743.27%

During the three months ended June 30, 2008, gross profit was $1.57 million, an increase of approximately 73.73% from the same period of 2007. Gross profit from connection fees is $1.16 million for the three months ended on June 30, 2008, accounting for 74% of total gross profit. In comparison, gross profit from connection fees was $0.85 million for the same period of 2007, accounting for 95% of total gross profit. Gross profit from gas sales was $0.40 million, accounting for 26% of total gross profit, compared to $0.05 million, 5% of total gross profit in the same period of 2007.

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

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended June 30, 2008 were $186,193 and approximately 3.64% of our net revenues, compared with $143,296, or 5.12% of net revenues in the same period of 2007.

In 2008, we acquired Tongshan Hengxin Jiaye Natural Gas Co., Ltd., and we incorporated one new subsidiary. The expansion of our company led to some increased staff salary, social insurance cost, travel and communications cost, and depreciation of fixed assets, which are attributable to increase of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $1.16 million for the three months ended June 30, 2008, which was 370% higher than $0.25 million for the same period last year.

The increase was largely due to our new 6 subsidiaries incorporated in the second half of 2007 and 2 in the first half of 2007, which led to increases in salary, social insurance, traveling expenses and other expenses. The new subsidiaries will definitely bring income of long-term. Nevertheless, the expenses from business operation occur simultaneously. Therefore, a good expense to revenue ration was unable to be achieved currently. The increase was also due in part to largely increased depreciation relating to new assets described above. We believe an upward trend in general and administrative expenses is inevitable in 2008.

And the increase was also resulted from the contingent payment of Gas Investment China Co., Ltd., and a joint signatory account in US.

Operating Income

The operating income for the three months ended Mar31, 2008 was $0.22 million, representing a decrease of 57.49%, compared to the operating income of $0.51 million in 2007.

Our company endured a unsatisfactory performance due to a prominent increase in contingent payments and a faster general and administrative expenses growth than revenues growth.

Income tax

Income tax was $0.13 million for the three months ended June 30, 2008, compared to $0.01 million in 2007. The reason of increased income tax expense is due to the increase of tax rate from 7.5% to 25% as prepayment.

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

Net Income

Net income in the three months ended June 30, 2008 was -$0.54 million, representing a decrease of 206.35% from $0.50 million in the same period in 2007. The decrease was caused by the liquidated damages paid to the investors.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six months ended June 30, 2008, our company achieved strong increases in financial and operational results. Our net revenues and gross profit were $9,463,638 and $2,933,575, respectively, representing an increase of 80.80% and 95.24%, respectively, from those of the same period in the previous year. Our operating income in 2008 was $568,799, representing a decrease of 7.39% from 2007.

	For the 6 months ended June 30,
	2008	2007	Change
	US$	US$	%
Net Revenues	9,463,638	5,234,372	80.80%
Gross Profit	2,933,575	1,502,539	95.24%
Operating Income	568,799	511,161	-7.39%
Net Income	-387,561	620,197	-162.49%
Gross Margin	31.00%	28.71%
Net Margin	-4.10%	11.85%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the six months ended June 30, 2008 were $9,463,638, compared to $5,234,372 for the same period in 2007, representing an increase of 80.80%. The increase was due to new customers’ connecting to our gas distribution network and new customers’ purchasing our natural gas. During this period, we connected 11,686 new residential households to our gas distribution network, resulting in total connection fees of $2,909,739. Gas sales during the same period amounted to 20.00 million cubic meters, or $6,553,899. In comparison, we connected 6,586 new residential households to our gas distribution network in 2007, resulting in total connection fees of $1,985,872. Gas sales during the period amounted to 11.73 million cubic meters, or $3,248,500.

	For the 6 months ended June 30,
	2008		2007		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	9.46	100%	5.23	100%	80.80%
Connection Fees	2.91	31%	1.99	38%	46.52%
Gas Sales	6.55	69%	3.25	62%	101.75%

Connection Fees

Connection fees during the six months ended June 30, 2008 were $2.91 million, representing an increase of 46.52% over the same period of 2007, accounting for 31% of the total net revenue compared with approximately 38% for the same period in 2007. With regard to the source of connection fees, 100% of total connection fees came from the development of new residential users. We connected 11,686 residential users during the six months ended June 30, 2008, an increase of approximately 77.43% from 2007.

	For the 6 months ended June 30,
(in US$ millions)	2008		2007		Change
	US$	%	US$	%	%
Connection Fees	2.91	100%	1.99	100%	46.52%
Residential Users	2.91	100%	1.99	100%	46.52%
Industrial Users	0.00	0%	0.00	0%	0%

Such increase was primarily attributable to the following aspects.

We tried our best to develop more residential customers in those cities of which we have obtained franchise of natural gas distribution systems. Our invested projects in the six months ended June 30, 2008 connected 11,686 new residential households in the six months ended June 30, 2008, resulting in approximately $2,909,739 to our total connection fees. In comparison, during the same period of 2007, we connected 6,586 new residential households to our gas distribution network, resulting in total connection fees of $1,985,872.

Gas Sales

In terms of volume, we sold 20.00 million cubic meters of natural gas during the six months ended June 30, 2008, compared with 11.73 million cubic meters in 2007. In terms of value, gas sales were $6.55 million during the six months ended June 30, 2008, accounting for 69% of total net revenue in 2008, representing an increase of 101.75% over the year 2007. Gas sales to residential increased 16.51% from $0.55 million in 2007 to $0.64 million in 2008. Gas sales to industrial users increased 100.25%, from $0.44 million in 2007 to $0.89 million in 2008. Gas sales to commercial users increased 75.70%, from $0.83 million in 2007 to $1.47 million in 2008.

	For the 6 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gas Sales	6.55	100%	3.25	100%	101.75%
Residential Users	2.03	31%	0.80	25%	152.55%
Industrial Users	2.18	33%	1.15	35%	89.46%
Commercial Users	2.35	36%	1.30	40%	81.16%

Such substantial increase was primarily attributable to the following aspect.

Our invested projects maintained steady and rapid development. During the six months ended June 30, 2008, 20.00 million cubic meters of gas were sold, resulting in approximately $6.55 million. In comparison, during the same period of last year, 10.94 million cubic meters of gas were sold, resulting in approximately $3.25 million.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2008, which includes cost of connection and cost of gas sales was $6.53 million, an increase of 74.98%, from $3.73 million in the same period of 2007.

	For the 6 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	6.53	100%	3.73	100%	74.98%
Connection Cost	0.82	13%	0.64	17%	28.14%
Gas Cost	5.71	87%	3.09	83%	84.69%

Cost of Connection

Our cost of connection during the six months ended June 30, 2008 was $0.82 million, or 13% of total cost of revenues. By comparison, the cost of connection during the same period of 2007 was $0.64 million, or 17% of total cost of revenue.

Cost of connection increased around 28.14% from the same period in 2007, mainly due to the increased cost of gas station maintenance resulting from the development of our gas stations and increase of revenues from connection fees. Increase of revenues from connection fees raised nearly 47% from the same period in 2007.

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

Cost of Gas Sales

The cost of gas sales increased 84.69% to $5.71 million during the six months ended June 30, 2008 from the same period in 2007, when it was $3.09 million. This increase is largely due to the increase of gas sales which increased 101.75%.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

Gross income increased from $1.50 million in 2007 to $2.93 million for 2008.

	For the 6 months ended June 30,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.93	100%	1.50	100%	95.24%
Connection	2.09	71%	1.35	90%	55.27%
Gas	0.84	29%	0.16	10%	437.14%

During the six months ended June 30, 2008, gross profit was $2.93 million, an increase of approximately 95.24% from the same period of 2007. Gross profit from connection fees is $2.09 million for the second six months of 2008, accounting for 71% of total gross profit. In comparison, gross profit from connection fees was $1.35 million for the six months of 2007, accounting for 90% of total gross profit. Gross profit from gas sales was $0.84 million, accounting for 29% of total gross profit, compared to $0.16 million, 10% of total gross profit in the same period of 2007.

Increase of gross margin for connection is attributable to the number of households we developed is under the capacity of pipeline network. Increase of gross margin for gas sales is attributable to the fact that the growth rate of gas sales is larger than the growth rate of cost of gas sales. We believe that the gross margin for gas sales will increase with a more considerable amount of gas consumption.

Selling and Marketing Expenses

Our selling and marketing expenses in the six months ended June 30, 2008 were $367,896 and approximately 3.89% of our net revenues, compared with $199,494, or 3.81% of net revenues in the same period of 2007.

In 2008, we acquired Tongshan Hengxin Jiaye Natural Gas Co., Ltd., and we incorporated one new subsidiary. The expansion of our company led to some increased staff salary, social insurance cost, travel and communications cost, and depreciation of fixed assets, which are attributable to increase of selling and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $2.00 million for the six months ended June 30, 2008, which was 190% higher than $0.69 million for the same period last year.

Operating Income

The operating income for the six months ended Mar31, 2008 was $0.57 million, representing a decrease of 7.39%, compared to the operating income of $0.61 million in 2007.

Income tax

Income tax was $0.30 million for the six months ended June 30, 2008, compared to $0.03 million in 2007. The reason of increased income tax expense is due to the increase of tax rate from 7.5% to 25% as prepayment.

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

Net Income

Net income in the six months ended June 30, 2008 was -$0.39 million, representing a decrease of 162.49% from $0.62 million in the same period in 2007.

Cash and cash equivalents

Cash sourced in financing activities during the six months ended June 30, 2008 is $8.15 million.

In January of 2008, Beijing Gas, the main subsidiary of Sino Gas in China, took out a loan in the amount of CNY 30 million (approximately $4.18 million), accruing interest at an adjustable rate (currently at 20% per year), with interest payable quarterly, from Chinese Mercantile Bank.

Cash sourced in operating activities during the six months ended June 30, 2008 is $2.32 million, which is due to our effective management of accounts receivable.

Cash used in investing activities during the six months ended June 30, 2008 is $3.49 million. We used the funds raised for project developments.

Accounts Receivable

Accounts receivable during the three months as of March 31, 2008 were $5.93 million, representing a decrease of $0.23 million from $6.16 million in 2007. The decrease was due to the fact that we attach great importance to the management and control of accounts receivable.

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

Notes Receivable

Notes receivable of $0.28 million as of June 30, 2008 is the Note issued by Hebei Zhonggang for its use of gas. The Note is risk-free and will be duly honored by bank at the due date.

Inventory

Inventory of $0.28 million as of June 30, 2008 was comprised of the spare parts of Maintenance equipment stored for Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd., steel gas storage tanks, and natural gas.

Prepayments

Prepayments of $0.47 million as of June 30, 2008 were consisting entirely of the prepayments for gas purchasing in accordance with the purchase and sale contract we signed with the gas suppliers.

Deferred and Prepaid Expense
The amount of $0.47 million of car insurance, parking fee and prepaid rent will be amortized in one year.

Other Receivable

Other receivable of $6.49 million includes the payment to Chenguang, expenses due to the internal business activities, employees’ borrowing, the funds for business turnover, project deposit and payments of other business activities.

Long-term Assets

Long term investment: we invested Beijing Zhongran Xiangke Co. Ltd with $2.70 million for 40% equity in the long term run.

Fixed Assets: our fixed assets were $26.49 million in the first quarter of 2008, causing an increase of $1.92 in comparison with the same period of 2007.

Construction in process: $14.69 million was fully utilized for constructing the gas stations and gas distribution network where our major investment was put.

Intangible assets: $2.19 million was used for land using rights of all gas stations, franchise and goodwill etc.

Liabilities

$7.28 million Short term borrowings consists of the one year liquidity loan of RMB 20 million from Industrial Bank Beijing Shangdi Sub-branch and RMB 30 million from China Mercantile Bank.

Accounts Payable and other payables were mainly for the construction cost of gas distribution network and material purchase.
Income tax paid was the income tax for the second quarter of 2008 and operating tax for the month of June, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of June 30, 2008, using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of June 30, 2008, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the period ended June 30, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Yong Zhang
Yong Zhang
Chief Financial Officer