Form 10-Q
period 2008-09-30
Sino Gas International Holdings, Inc.
filed 2008-11-14
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 13, 2008, the Registrant had 25,084,644 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

Sino Gas International Holdings, Inc.

Reviewed Consolidated Financial Statements

September 30, 2008 and December 31, 2007

(Stated in US Dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTANTING FIRM	1

CONSOLIDATED BALANCE SHEETS 3	2

CONSOLIDATED STATEMENTS OF INCOME	3-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY 5	5-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 7 - 10	8 - 29

Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2008 and December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California October 30, 2008	Samuel H. Wong & Co., LLP Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

ASSETS		September 30, 2008	December 31, 2007
	Note	Unaudited	Audited
Current Assets
Cash & cash equivalents	2(e)	$6,545,424	$10,915,590
Restricted cash	3	386,155	478,920
Notes receivable		364,692	825,119
Accounts receivable	2(f),4	6,234,020	7,315,253
Other receivables	5	4,283,720	3,100,695
Inventory		264,043	207,976
Advances to suppliers	2(g)	3,271,841	27,372
Prepayments and others		413,993	320,380
Total Current Assets		21,763,888	23,191,305

Non-Current Assets
Investment	2(h)	4,393,194	4,007,310
Property, plant & equipment, net	2(j),6	27,256,377	24,572,565
Construction in progress	2(l)	16,365,966	11,556,820
Intangible assets, net	2(k),7	2,199,211	2,028,250
Total non-current assets		50,214,748	42,164,945

TOTAL ASSETS		$71,978,636	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	8	$4,376,304	$2,734,444
Accounts payable		4,450,222	716,707
Other payables	9	7,188,484	10,383,657
Unearned revenue	2(m)	1,182,990	312,573
Accrued liabilities		10,369	362,263

Total current liabilities		17,208,369	14,509,644

TOTAL LIABILITIES		$17,208,369	$14,509,644

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

		September 30, 2008	December 31, 2007
	Note	Unaudited	Audited
STOCKHOLDERS' EQUITY

Preferred Stock A US $0.001 par value; 20,000,000 shares authorized; 0 and 275,111 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	10	$-	$275

Preferred Stock B US $0.001 par value; 5,000,000 shares authorized; 4,579,839 and 4,971,859 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	10	4,580	4,972

Preferred Stock B-1 US $0.001 par value; 10,000,000 shares authorized; 95,418 and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively		95	-

Common Stock US $0.001 par value; 250,000,000 shares authorized; 26,769,313 and 25,282,380 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	10	26,769	25,283
Additional Paid in Capital		34,853,735	35,247,303
Statutory Reserve		3,258,201	3,258,201
Retained Earnings		11,088,461	10,432,430
Accumulated Other Comprehensive Income		5,538,425	1,878,142

TOTAL STOCKHOLDERS' EQUITY		54,770,266	50,846,606

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$71,978,636	$65,356,250

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and nine months periods ended September 30, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep 30,
	2008	2007	2008	2007

Sales Revenue	$5,440,212	$5,652,240	$14,903,850	$10,886,612
Cost of Revenue	(3,160,189)	(1,965,085)	(9,690,253)	(5,696,918)
Gross Profit	2,280,022	3,687,155	5,213,597	5,189,694

Operating Expenses

Selling and marketing expenses	(226,678)	(176,739)	(594,575)	(376,233)
General & administrative expenses	(650,119)	(621,952)	(2,646,999)	(1,310,811)
Total operating expenses	(876,798)	(798,691)	(3,241,573)	(1,687,044)

Operating Income/(Loss)	1,403,225	2,888,464	1,972,024	3,502,650

Other Income (Expenses)

Other income	58,913	-	673	9,046
Other expenses	(27,541)	(25,978)	(511,467)	(13,197)
Interest income	26,970	-	72,632	11,527
Interest expense	-	-	(157,057)	-
Total other income (expense)	58,342	(25,978)	(595,220)	7,376

Earnings before tax	1,461,567	2,862,486	1,376,804	3,510,026

Income tax	(417,975)	(227,887)	(720,773)	(255,230)

Net Income	$1,043,591	$2,634,599	$656,031	$3,254,796

Earnings per share
Basic	$0.039	$0.147	$0.025	$0.206
Diluted	$0.033	$0.121	$0.021	$0.166

Weighted Average Shares Outstanding
Basic	26,769,291	17,889,867	26,568,884	15,779,750
Diluted	31,169,437	21,856,124	31,169,437	19,573,911

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Preferred Stock A		Preferred Stock B		Preferred Stock B-1		Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	-	-	4,023,268	4,023	-	-	14,693,186	14,694	18,488,040	2,025,022	3,958,239	824,296	25,314,314
Net Income	-	-	-	-	-	-	-	-	-	-	7,707,370	-	7,707,370
Issue of stock and warrant	275,111	275	948,591	949	-	-	10,589,194	10,589	16,759,263	-	-	-	16,771,076
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	1,233,179	(1,233,179)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	1,053,846	1,053,846
Balance, December 31, 2007	275,111	275	4,971,859	4,972	-	-	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606

Balance, January 1, 2008	275,111	275	4,971,859	4,972	-	-	25,282,380	25,283	35,247,303	3,258,201	10,432,430	1,878,142	50,846,606
Net Income	-	-	-	-	-	-	-	-	-	-	656,031	-	656,031
Issuance and Conversion of Stock	(275,111)	(275)	(392,020)	(392)	95,418	95	1,486,933	1,486	-	-	-	-	914
Stock Issuance Cost	-	-	-	-	-	-	-	-	(393,568)	-	-	-	(393,568)
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-	-	-	3,660,283	3,660,283
Balance, September 30, 2008	-	-	4,579,839	4,580	95,418	95	26,769,313	26,769	34,853,735	3,258,201	11,088,461	5,538,425	54,770,266

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Accumulated Comprehensive Income

	12/31/2007	9/30/2008	Total
Comprehensive Income

Net Income	$7,707,370	$656,031	$8,363,401

Other Comprehensive Income
Foreign Currency Translation Adjustment	1,053,846	3,660,283	4,714,129
	$8,761,216	$4,316,314	$13,077,530

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and nine months periods ended September 30, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	Sep 30,		Sept 30,
	2008	2007	2008	2007
Cash flow from operating activities
Net Income	$1,043,592	$2,634,599	$656,031	$3,254,796
Depreciation and Amortization expenses	326,246	847,152	1,228,894	1,544,072
Withdraw/(invested) in restricted time deposits	353,713	(172,986)	92,765	2,951,555
Decrease/(increase) in accounts and other receivables	1,821,303	259,352	358,635	(371,075)
Decrease/(increase) in inventory	12,209	(225,010)	(56,066)	(282,700)
Increase in prepaid expenses	(319,667)	-	(3,338,084)	-
Increase in accounts and other payables	326,093	1,186,313	1,056,866	4,140,130
Cash sourced/(used) in operating activities	3,563,489	4,529,420	(960)	11,302,353

Cash flows from investing activities
Cash (paid)/received for investments	(10,776)	-	(385,884)	-
(Purchase)/sale of property, plant & equipment	(1,131,927)	(6,205,268)	(3,912,706)	(10,938,911)
(Purchase)/Sale of intangible assets	33,956	(1,159,406)	(170,961)	(852,243)
Acquisition of subsidiaries	-	(19,126)	-	(192,293)
Increase in construction in progress	(1,671,961)	(1,514,904)	(4,809,144)	(4,331,340)
Cash sourced/(used) in investing activities	(2,780,708)	(8,964,279)	(9,278,696)	(16,314,787)

Cash flows from financing activities
Proceeds/(repayment) of bank borrowings	(2,899,810)	37,404	1,641,859	229,979
Dividend paid	-	(521,121)	-	(521,121)
Issuance/(conversion) of stock	(392,653)	14,566,850	(392,653)	17,154,609
Cash sourced/(used) in financing activities	(3,292,464)	14,083,133	1,249,206	16,863,467

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(2,509,682)	9,648,274	(8,030,449)	11,851,033
Effect of Currency Translation on cash and cash equivalents	902,199	172,485	3,660,283	984,691
Cash & Cash Equivalents - Beginning of Year	8,021,212	6,653,639	10,915,590	3,638,673
Cash & Cash Equivalents - End of Year	$6,545,424	$16,474,397	$6,545,424	$16,474,397

Supplementary cash flow information
Interest received	$26,970	$-	$72,632	$11,527
Interest paid	-	-	157,057	-
Income tax paid	597,768	227,887	720,773	255,230

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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
For the nine months periods ended September 30, 2008 and 2007

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2008 and December 31, 2007 (whichever applicable 2007).

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital
	The British
GAS Investment China Co., Ltd.	Virgin Islands	6/19/2003	100	100	USD 10,000,000

	The British
Sino Gas Construction Limited	Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd	PRC	8/29/2001	100	100	RMB 184,916,420

Peixian Weiye Gas Co., Ltd	PRC	8/22/2005	100	90	RMB 5,000,000

Sihong Weiye Gas Co., Ltd	PRC	12/3/2004	100	95	RMB 10,000,000

Wuhe Weiye Gas Co., Ltd	PRC	1/30/2007	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd	PRC	12/8/2006	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd	PRC	12/19/2003	100	90	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd	PRC	11/8/2005	100	100	RMB 9,500,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Wuqiao Gas Co., Ltd	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd	PRC	7/19/2004	100	95	RMB 5,000,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

Shenzhou Weiye Gas Co., Ltd	PRC	12/23/2005	100	95	RMB 3,000,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Linzhang Weiye Gas Co., Ltd	PRC	7/6/2005	100	85	RMB 1,000,000

Hengshui Weiye Gas Co., Ltd	PRC	12/20/2005	100	100	RMB 3,000,000

Longyao Zhongran Weiye Gas Co., Ltd	PRC	10/13/2005	100	95	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd	PRC	2/18/2004	100	95	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd	PRC	3/21/2007	100	100	RMB 3,000,000

Langfang Development Region Weiye dangerous Goods Transportation Co., Ltd	PRC	3/22/2005	100	95	RMB 1,000,000

Beijing Chenguang Gas Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Shijiazhuang Chenguang Gas Co., Ltd	PRC	6/14/2007	100	100	RMB 2,000,000

Luquan Chenguang Gas Co., Ltd	PRC	4/27/2007	100	100	RMB 2,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Nangong Weiye Gas Co., Ltd	PRC	6/25/2007	100	100	RMB 3,000,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary interest %	Equity Interest %	Registered Capital

Sishui Weiye Gas Co., Ltd	PRC	12/22/2004	100	95	RMB 3,000,000

Guannan Weiye Gas Co., Ltd	PRC	6/19/2003	100	100	RMB 9,510,000

Sixian Weiye Gas Co., Ltd	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd	PRC	7/13/1007	100	100	RMB 15,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts and Other Receivable

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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
For the nine months periods ended September 30, 2008 and 2007

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. As of September 30, 2008, the pipelines under construction include mainly the projects in Beijing. These projects, once completed, will significantly increase the gas supply capacity.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at September 30, 2008 exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	9/30/2008	6/30/2008	3/31/2008	12/31/2007
Year end RMB : US$ exchange rate	6.8551	6.8718	7.0222	7.3141
Average yearly RMB : US$ exchange rate	6.99886	7.07263	7.1757	7.6172

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Sales of natural gas are recognized when goods are delivered and title has passed.

(q)	Investment Income

Investment income represents the Group’s share of post-acquisition results of its investment in equity securities for the year.

(r)	Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2008, there was no significant book to tax differences.

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
For the nine months periods ended September 30, 2008 and 2007

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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

Restricted Cash represents compensating balances held at banks to partially secure banking facilities in the form of loans and notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding loans and notes payable, and the funds are only allowed to be used to settle bank indebtedness. The funds deposited as compensating balances are interest bearing. The amount of restricted cash varies based on the Bank’s credit policy at the time that the Company requests for increase or extension of credit facilities.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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

The "amounts are not due within one year" are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the year September 30, 2008 and December 31, 2007

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in the general and administrative expenses.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Accounts Receivable

	9/30/2008	12/31/2007

Gross accounts receivable	$6,264,245	$7,352,013
Allowance for bad debt	(30,225)	(36,760)
Net accounts receivable	$6,234,020	$7,315,253

Allowance for Bad Debt

	9/30/2008	12/31/2007

Beginning balance	$36,760	$32,838
Addition	19,197	26,909
Less - write off	(25,732)	(22,987)
Ending balance	$30,225	$36,760

Accounts Receivable Aging Report

	9/30/2008	12/31/2007

30 Days	$4,413,506	$5,557,172
30-60 Days	1,149,535	1,212,413
60-90 Days	857,245	8,747
90-180 Days	397,833	-
180-360 Days	446,051	27,489
>360 Days	119,386	509,433
Total	$6,234,020	$7,315,254

The followings are the largest ten accounts receivable as of September 30, 2008: -

Shuqian Mingwei Zhiye, Ltd.	$258,202
Baishan Zhongfang Construction, Ltd.	258,931
Tonghua Tongsheng Real Estate, Ltd.	271,611
Peixuan Jiannan Development, Ltd.	283,001
Beijing Yincheng Construction, Ltd.	287,698
Sihong Jinwan Development, Ltd.	318,887
Guannan Fangwu Construction, Ltd.	368,485
Lianyun Port Development, Ltd.	381,614
Xuzhou Shenyuan Real Estate, Ltd.	415,578
Hebei Zhonggang Steel, Ltd.	708,201
Total	$3,552,208

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

5. OTHER RECEIVABLES

The followings are the ten largest other receivables as of September 30, 2008: -

9/30/2008
Hebei Wentan Development Co.,	$14,588
Beijing Guizhong Material, Ltd.	15,810
Shahe Greatwall, Ltd.	22,632
Shenzhen Shenqi Investment, Ltd.	24,310
Peixian Development, Ltd.	29,175
Beijing Zhongshi Investment, Ltd.	43,763
Tongshan Jiaxing Gas, Ltd.	70,891
Tianjin Feite Consultant, Ltd.	437,630
Hebei Xili Medicine, Ltd.	954,486
Shanhou Consultant Ltd.	1,906,562

Total	$3,519,849

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

 6.  PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following as of September 30, 2008 and December 31, 2007: -

	9/30/08	12/31/07
At Cost
Gas Pipelines	$21,945,187	$18,885,734
Motor Vehicles	5,428,697	4,874,685
Machinery & Equipment	808,209	885,997
Buildings	1,688,096	1,405,638
Leasehold Improvements	73,804	68,942
Office Equipment	195,049	105,336

Total	$30,139,042	$26,226,336

Less: Accumulated Depreciation	(2,882,664)	(1,653,771)

Property, Plant and Equipment, net	$27,256,377	$24,572,565

	9/30/08	12/31/07
Accumulated Depreciation
Gas Pipelines	$1,357,838	$591,419
Motor Vehicles	1,036,268	687,354
Machinery & Equipment	189,113	161,703
Buildings	192,901	128,514
Leasehold Improvements	45,191	34,070
Office Equipment	61,354	50,711

Total	$2,882,664	$1,653,771

Depreciation expense included in the consolidated statements of income for the period ended September 30, 2008 was $1,228,893.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

7.  INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2008 and December 31, 2007: -

	9/30/08	12/31/07
At Cost
Land use rights	$510,840	$452,345
Franchises	401,161	359,464
Goodwill	1,677,755	1,562,202
Other	17520	9,563
Total	$2,607,276	$2,383,574

Less: Accumulated Amortization	(408,065)	(355,324)

Intangible Assets, net	$2,199,211	$2,028,250

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization.

8.	SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

Name of Bank	Due Date	Interest Rate	Amount
			9/30/2008	12/31/2007
China Renmin Bank	7/1/2008	7.22% plus 10% fluctuation market rate	$ -	$ 2,734,444
Huashang Bank	10/30/2008	9.00%	$ 4,376,304	$ -

9.  OTHER PAYABLES

Other payables at September 30, 2008 and December 31, 2007 consist of the following: -

	9/30/2008	12/31/2007

Employees’ welfare payables	$145,208	$176,236
Amount due to employees	23,266	150,711
Tax payable	513,001	922,620
Other Payable	6,507,009	9,134,091

Total	$7,188,484	$10,383,657

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

The followings are the ten largest other payables as of September 30, 2008: -

9/30/2008
Baishan Zhongfan Real Estate, Ltd.	$14,588
Baishan Natural Gas Company	14,588
Educational Development, Ltd.	42,251
He Shunchun	72,938
Social Benefit Management Group	75,239
Social Insurance Management Team	124,220
Shenzhen Bolian, Ltd.	204,228
Beijing Qianshi Technology Development, Ltd.	242,442
Chenguang Weizhong Consultant, Ltd.	437,630
Baishan City Gas, Ltd.	3,996,332

Total	$5,224,456

10.    CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which there are 26,769,313 shares issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, of which 20,000,000 shares have been authorized and 275,111 shares are issued and outstanding; and (b) series B convertible preferred stock, of which 5,000,000 shares have been authorized and 4,764,486 shares are issued and outstanding. (c) series B-1 convertible preferred stock, of which 10,000,000 shares have been authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 26,769,313 shares of common stock issued and outstanding as of September 30, 2008. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

As a result of miscommunication between the Stock Transfer Agent and management of the Company, certain discrepancies in the Company’s capitalization were discovered between the company record and stock transfer agent record. These discrepancies had since been reconciled and corrected in this quarter, as highlighted below: -

i.	Preferred Stock A

275,111 shares of Preferred Stock A issued upon reverse-merger on or about September 7, 2006 had actually been converted by the Sino-Gas (BVI) shareholders into shares of common stock on November 17, 2006.

ii.	Preferred Stock B

392,020 shares of Preferred Stock B originally issued to the private investors have been converted into common stock between 3/27/2008 and 6/23/2008.

iii.	Common Stock

As of September 30, 2008, the number of shares issued and outstanding has been revised to 26,769,313 shares from 25,282,380 shares at December 31, 2007, reporting a discrepancy of 1,486,933 shares attributable to: -

	Description	Shares
i.	Vision Opportunity Master Fund, Inc. exercised on May 15, 2007, 1,094,891 Series J Warrants converted into common stock.	1,094,891
ii.	Preferred Stock B issued to private investors converted into common stock between 3/27/2008 and 6/23/2008.	393,020
	Subtotal	1,486,911
	Discrepancy Stock Cancelled	22
	Total	1,486,933

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Total Capitalization

The Following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital as of September 30, 2008:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	-	-	-	12,653,661	12,654	4,144,333	47%
Minority Investors	-	-	-	-	3,428,551	3,429	667,986	13%
Private Placement Investors	4,579,839	4,580	95,418	95	10,687,100	10,687	23,622,552	40%
Beneficial Conversion Feature	-	-	-	-	-	-	6,418,864	-

	4,579,839	4,580	95,418	95	26,769,313	26,769	34,853,735	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

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

Balance Sheet Segment Report
As of September 30, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$15,241,752	$5,051,443	$1,470,693	$21,763,888
Non-Current Assets	12,631,771	37,582,977	-	50,214,748
Total Assets	$27,873,523	$42,634,420	$1,470,693	$71,978,636

Liabilities
Current Liabilities	$1,470,627	$15,737,742	$-	$17,208,369

Total Liabilities	$1,470,627	$15,737,742	$-	$17,208,369

Net Assets	$26,402,895	$26,896,679	$1,470,693	$54,770,266

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Income Statement Segment Report
For the nine months ended September 30, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$8,593,097	$6,310,753	$-	$14,903,850
Cost of Revenue	(7,708,001)	(1,982,252)	-	(9,690,253)
Gross Profit	885,096	4,328,501	-	5,213,597

Operating Expense	(422,520)	(2,066,304)	(752,749)	(3,241,573)

Other Income / Expense	(19,254)	(94,161)	(481,805)	(595,220)

Earnings before tax	443,322	2,168,036	(1,234,554)	1,376,804

Income tax	(122,363)	(598,410)	-	(720,773)

Net Income	$320,959	$1,569,626	$(1,234,554)	$656,031

Balance Sheet Segment Report
As of December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,509,765	$3,814,583	$7,866,957	$23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945
Total Assets	$22,116,568	$35,372,725	$7,866,957	$65,356,250

Liabilities
Current Liabilities	$1,228,727	$13,149,074	$131,843	$14,509,644
Total Liabilities	$1,228,727	$13,149,074	$131,843	$14,509,644

Net Assets	$20,887,841	$22,223,651	$7,735,114	$50,846,606

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
For the nine months periods ended September 30, 2008 and 2007

Income Statement Segment Report
For the nine months ended September 30, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$4,888,896	$5,997,716	$-	$10,886,612
Cost of Revenue	(4,348,660)	(1,348,258)	-	(5,696,918)
Gross Profit	540,236	4,649,458	-	5,189,694

Operating Expense	(175,618)	(1,511,426)	-	(1,687,044)

Other Income	768	6,608	-	7,376
Earnings before tax	365,386	3,144,640	-	3,510,026

Income tax	(4,922)	(250,308)	-	(255,230)

Net Income	$360,464	$2,894,332	$-	$3,254,796

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

12. Liquidated Damages

The Company entered into a registration rights agreement related to a private placement financing transaction with accredited investors on September 13, 2007. Pursuant to the agreement, the Company had to (1) file the registration statement within 45 days of the execution, and (2) declare the effectiveness within 150 days of filing the registration statement. However, the Company did not meet the aforementioned requirements under the registration rights agreement, and was subjected to liquidated damages. The Company, which has paid $481,805 in liquidated damages to investors in 2008, was reported as other expense in the statements of income.

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

For the three months ended September 30, 2008

Overview

As measured by net revenue, net income, and the other categories of performance set forth below, our business enjoyed significant growth during the three- and nine-month periods ended September 30, 2008. The third quarter is traditionally a strong season for the company, as the company begins to earn most of its connection fees of the year through the year end with the completion of gas pipeline construction.

Construction of pipelines and gas stations usually begins in the late first quarter and early second quarter, after being largely inactive in the first quarter due to the cold weather in the north of China, where most of our operations are located. The bulk of the revenue from these operations, however, is not generated until late in the year, when further stages of the construction process have been completed.

For the three months ended September 30, 2008, net sales slightly decreased 3.75% to $5,440,212 compared to the same period of last year. Net profit decreased 60.39% to $1,043,591 during the same three months ended September 30, 2008 compare to the same period of last year.

For the first nine months of the year, net sales increased36.9% to $14,903,850 compared to the same period of last year. Net profit decreased nearly 79.84% to $656,031 during the same nine months ended September 30, 2008 compared to the same period of last year.

The strong performance was mainly due to the significant increase of gas sale from industrial users and residential users. Sino Gas added two industrial users in the second half of 2007, which contributes to $ 0.79 million Gas Sales in the first nine months of 2008. The increase of number of connected household has also resulted in an increase of residential gas usage. As of Sep 30, 2008, our distribution network included 112,251 connected households, compared to 69,890 connected users one year earlier. During the nine months ended Sep 30, 2008, we constructed natural gas pipelines connected to 18,543 residential households, as compared to 21,629 new household connections during the same period in 2007.

RESULTS OF OPERATIONS
Three Months Ended Sep 30, 2008 Compared to Three Months Ended Sep 30, 2007

Net Revenues
We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Total net revenue for the three months ended September 30, 2008 was$5,440,212, compared to $5,652,240 for the same period in 2007, representing a slight decrease of 3.75%. The decrease was due to increase of average selling price of natural gas, and partially offset by decrease of new customers connecting to our gas distribution network. During this period, we connected 6,857 new residential households to our gas distribution network, resulting in total connection fees of $3,401,014. Gas sales during the period amounted to5.91 million cubic meters, or $2.04 million.

In comparison, during the same period one year ago, we connected 15,043 new residential households to our gas distribution network, resulting in total connection fees of $4,011,844. Gas sales during the period amounted to6.45 million cubic meters, or $1.64 million.

The following table summarizes our net revenue during the periods indicated:

	For the three months ended Sep 30
	2008		2007		Change
( $ thousand)	US$	%	US$	%	%
Total Revenue	5,440.2	100%	5,652.2	100%	-3.75%
Connection Fees	3401.0	63%	4011.8	71%	-15.23%
Gas Sales	2,039.2	37%	1640.4	29%	24.31%

Connection fees

Connection fees during three months ended Sep 30, 2008 were $3,401,014, representing a decrease of 15.23% from $4,011,844 for the same period last year. Connection fees accounted for approximately 63% of total revenue during the period, compared with approximately71% for the same period in 2007.

We had connected a total of 6,857 new residential households during the three months ended September 30, 2008 in the twenty-eight cities where we have developed or acquired gas distribution network.

Gas sales

We sold approximately 5.91 million cubic meters of natural gas to our customers during the three months ended September 30, 2008, accounting for roughly $2.04 million, or37.5% of total net revenue. In comparison, gas sold in the three months ended September 30, 2007 totaled6.45 million cubic meters, accounting for $1.64 million, or 29%, of net revenue. Gas sales increased $0.40 million, or 24.31%, from the same period one year ago.

Among the total gas sales, industrial users accounted for $1.27 million, residential users accounted for $0.45 million. The others are accounted for $0.32 million. In comparison, during the three months ended September 30, 2007, industrial users accounted for $0.83 million gas sales, residential users accounted for $0.39 million and others accounted for $0.43 million.

Cost of Revenue

Our cost of revenue, which includes cost of connections and cost of natural gas sales, was $3,160,189for the three months ended September 30, 2008.

The table below sets forth our cost of revenues for the periods indicated:

	For the three months ended September 30,
	2008		2007
($ thousands)	US$	%	US$	%
Cost of Revenue	3,160.2	100%	1,965.1	100%
Connection Cost	1,161.4	37%	707.7	36%
Gas Cost	1,998.9	63%	1257.4	64%

Cost of Connections

Our cost of connections during the three months ended September 30, 2008 was $1.16 million, or 37% of total cost of revenue. By comparison, the cost of connections during the three months of 2007 was $0.7 million, or 36% of total cost of revenue.

Cost of connection increased around 64.11% from the same period one year ago, due to both the expansion of our operations and the increased cost of gas station maintenance resulting from the development of our gas stations.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales increased 58.96% to $2.00 million during the three months ended September 30, 2008 from the same period in 2007, when it was $1.26 million and 64% of total cost of revenue. This increase, which outpaced the 24.31% increase in sales of natural gas during the same interval, is largely due to the increase of rental expenses on gas delivery trucks, and under provision of natural gas cost for the second quarter, which was recorded in the third quarters. When we look at the gross margin of natural gas sales on year to date basis, the gross margin is consistent with the same period of last year.

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

Gross Profit

	For the three months ended September 30,
	2008		2007
($ thousand)	US$	%	US$	%
Gross Profit	2,280	100%	3,687	100%
Connection	2,240	98.23%	3304	89.61%
Gas	40.4	1.77%	383	10.39%

During the three months ended Sep 30, 2008, gross profit was $2.28 million, an decrease of approximately38.16% from the same period of 2007. Gross profit from connection fees is $2.24 million for the three months ended September 30, 2008, accounting for98.23% of total gross profit. In comparison, gross profit from connection fees was $3.30 million for the three months ended September 30, 2007, accounting for89.61% of total gross profit. Gross profit from gas sales was $0.04 million, compared to $0.38 million in the same period of 2007.

Gross margin during the three months ended September 30, 2008 is 41.91%, compared to65.23% during the three months ended September 30, 2007. Gross margin for connection fees for the third quarter of 2008 was 65.85%, as compared to82.36% for the same quarter of 2007.

The decrease of connection gross margin are because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. Meanwhile, the raw material cost pertains to connection has also increased this year. During this period, we connected 6,857 new residential households to our gas distribution network, in comparison, during the same period one year ago, we connected 15,043 new residential households to our gas distribution network.

Gross margin for sales of natural gas was 1.98% during the same period, compared with 23.35% in the same period of 2007. The decrease was due to increase of rental expenses on gas delivery trucks, and under provision of natural gas cost for the second quarter, which was recorded in the third quarters..

Sale and marketing expenses

Our sale and marketing expenses in the three months ended September 30, 2008 were $226,678 and approximately 4.17% of our net sales, compared with $176,739, or 3.13% of net sales in the same period of 2007. This increase of sale and marketing expenses was principally due to increases in marketing-related fees, including travel and communications resulting from expansion of our business.

General and administrative expenses

General and administrative expenses were $0.65 million for the three months ended September 30, 2008, which was 4.53% higher than $0.62 million for the same period last year. The increase was largely due to the increase in the number of operating subsidiaries we own, from 26 to 27, which led to increases in salary, social insurance, traveling expenses and other expenses.

General and administrative expenses equaled 12% of our net sales in the three months ended September 30, 2008, compared with 11% in the same period one year ago.

Income Tax

For 2008, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is currently 25%.
The income tax rate of our subsidiaries is 25%, except for Beijing Chenguang and Beijing Gas, because Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to a favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the three months ended September 30, 2008 was $1.04 million, representing a decrease of 60.39% from $2.63 million in the same period in 2007. This is mainly due to the significant decrease of connection fee compared with the same period of last year. During this period, we connected 6,857 new residential households to our gas distribution network, in comparison, during the same period one year ago, we connected 15,043 new residential households to our gas distribution network. Two years ago, Chinese government implemented a series of policy and regulations to curb inflation and property market. This has resulted in slow down of real estate market in China. This has affected Real Estate developer, our customer, to grant contract to us to perform new connection service.

Net profit margin is 19%, compared with 47% for the same period one year ago.

Nine Months Ended Sep 30, 2008 Compared to Nine Months Ended Sep 30, 2007

Net Revenue

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas. Total net revenue for the nine months ended Sep 30, 2008 was $14,903,850, compared to $10,886,612 for the same period in 2007, representing an increase of 37%. The increase was due to new customers connecting to our gas distribution network and new customers purchasing our natural gas. During this period, we connected 18,543 new residential households to our gas distribution network, resulting in total connection fees of $6,310,753. Gas sales during the same period amounted to25.9 million cubic meters, or $8,593,097. In comparison, during the same period one year ago, we connected 21,629 new residential households to our gas distribution network, resulting in total connection fees of $5,997,716. Gas sales during the period amounted to 18.18 million cubic meters, or $4,888,896.

The following table summarizes our net revenue during the periods indicated:

	For the nine months ended Sep 30
	2008		2007		Change
( $ thousand)	US$	%	US$	%	%
Total Revenue	14,903.9	100%	10,886.6	100%	36.9%
Connection Fees	6,310.8	42%	5,977.7	55%	5.22%
Gas Sales	8,593.1	58%	4,888.9	45%	75.77%

 Connection fees

Connection fees during nine months ended Sep 30, 2008 were $6,310,753, representing an increase of about 5% from $5,997,716 for the same period last year. Connection fees accounted for approximately 42% of total revenue during the period, compared with approximately 55% for the same period in 2007.

We had connected a total of18,543 new residential households during the first nine months of the year in the twenty-four cities where we have developed or acquired gas distribution network.

Gas sales

We sold approximately 25.9 million cubic meters of natural gas to our customers during the nine months ended September 30, 2008, accounting for roughly $8.6 million, or58% of total net revenue. In comparison, gas sold in the first nine months of 2007 totaled18.2 million cubic meters, accounting for $4.9 million, or 45%, of net revenue. Gas sales increased $3.7 million, or 75.77%, from the same period one year ago.

Among the total gas sales, industrial users accounted for $3.45 million, residential users accounted for $2.07 million. The rest, most of which was sold through other gas distributors, accounted for $3.07 million.

In comparison, during the nine months ended September 30, 2007, industrial users accounted for $1.98million gas sales, residential users accounted for $1.19 million and others accounted for $1.72millon.

Gas sales from industrial users increased 74.5%. We added two industrial users at the end of 2007. That contributes the significant increase of Gas Sales from industrial users..
The following table summarizes our gas sales during the periods indicated:

	For the Nine months ended September 30
	2008		2007
($ thousand)	US$	%	US$	%
Gas Sales
Industrial users	3,448.9	40%	1,975.9	40%
Residential users	2,071.4	24%	1,189.1	25%
Others	3,072.9	36%	1,723.9	35%
Total	8,593.1	100%	4888.9	100%

The five industrial users account for 40% of our total gas sales. The daily gas consumption of industrial users is far higher than that of the residential households, as the gas is heavily used for industrial production.

The table below provides information about our industrial users for natural gas:

Industrial Projects	Gas Sales (1000 M³)	Gas Sales ($1,000)

Hebei Zhonggang	6,752	2,324.1
Hebei Tangshan Changsheng	681.3	226.9
North China Petro First Machinery	1,176.8	394.8
Langfang Elite	247.5	76.9
Hebei Jihengyuan Group	867.4	390.2

Cost of Revenue

Our cost of revenue, which includes cost of connection and cost of natural gas sales, was $9,690,253 for the nine months ended September 30, 2008.

The table below sets forth our cost of revenues for the periods indicated:

	For the Nine months ended September 30,
	2008		2007
($ thousands)	US$	%	US$	%
Cost of Revenue	9,690.3	100%	5,697.0	100%
Connection Cost	1,982.3	20%	1,348.3	24%
Gas Cost	7,708.0	80%	4,348.7	76%

Cost of Connections

Our cost of connection during the nine months ended September 30, 2008 was $1.98 million, or20% of total cost of revenue. By comparison, the cost of connection during the nine months of 2007 was $1.35 million, or 24% of total cost of revenue.

Cost of connection increased around 47% from the same period one year ago, because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. Meanwhile, the raw material cost pertains to connection has also increased this year.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Natural Gas Sales

The cost of natural gas sales increased 77% from the nine months ended September 30, 2007, when it was $4.35 million and 76% of total cost of revenue. It is consistent on year to year basis.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks. The purchase price that gas distributors pay for natural gas, which is set by the PRC government, is approximately RMB 1.6 to 1.9 ($0.21 to $0.25) per cubic meter. Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively stable at RMB 0.55 ($0.072) per cubic meter. Management believes that this transportation cost per cubic meter is likely to remain stable in spite of the increased depreciation costs from the newly purchased vehicles described above, because the vehicles will allow delivery of additional natural gas to new customers in sufficient numbers to offset those costs

We signed a ten-year gas supply agreement in 2003. At the beginning of each year in the ten-year contract period, we negotiate with Petro China on the price and supply amount according to market conditions. In 2007, Petro China supplied a total of 10 million cubic meters of natural gas at RMB 1.55 ($0.204) per cubic meter between April 1 and October 31 and RMB 1.65 ($0.217) per cubic meter during the rest of the year.

Gross Profit

	For the nine months ended September 30,
	2008		2007
($ thousand)	US$	%	US$	%
Gross Profit	5,214	100%	5,190	100%
Connection	4,329	83%	4,650	90%
Gas	885	17%	540	10%

During the nine months ended Sep 30, 2008, gross profit was $5.21 million, an increase of approximately 0.46% from the same period of 2007. Gross profit from connection fees is $4.33million for the first nine months of 2008, accounting for83% of total gross profit. In comparison, gross profit from connection fees was $4.65 million for the first nine months of 2007, accounting for 90% of total gross profit. Gross profit from gas sales was $0.89 million, compared to $0.54 million in the same period of 2007.

Gross margin during the nine months ended September 30, 2008 is 34.98%, compared to 47.7% during the nine months ended September 30, 2007. Gross margin for connection fees for the first nine months of 2008 was 68.59%, compared to77.52% for the first nine months of 2007.

The decrease of connection gross margin are mainly because we built gas distribution infrastructure which can be used for 25-30 years by the total potential residential households in our operating cities and now only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher. Meanwhile, the raw material cost pertains to connection has also increased this year.

Gross margin for sales of natural gas was 10.3% during the same period, compared with 11.05% during the same period of 2007, due to the relatively higher transportation expense incurred this year.

Sale and marketing expenses

Our sale and marketing expenses in the nine months ended September 30, 2008 were $594.6 thousand and approximately 3.99% of our net sales, compared with $376,233 and less than 3.46% of net sales during the same period of 2007. This increase of sale and marketing expenses was principally due to increases in marketing-related fees, including travel and communications resulted from expansion of our business.

General and administrative expenses

General and administrative expenses were $2.65 million for the nine months ended September 30, 2008, which was 102% higher than $1.31million for the same period last year. The increase was largely due to the contingent expenses of 1.2 million, including the penalties and interests of late registration and late effectiveness of 481,800 USD, the fee of legal counsel induced by then pending registration and financial consultant of 344,565 USD, the escrow account expenses of 246,186, and the Oxley-Sarbanes costs about 140,000 USD for consultation, which was disclosed in the second quarter. And it also include the increase in the number of operating subsidiaries we own, from 26 to 28, which led to increases in salary, social insurance, traveling expenses and other expenses as normal. The increase was also due in part to increased depreciation relating to new assets described above.

Income Tax

For 2008, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is currently 25%.
The income tax rate of our subsidiaries is 25%, except for Beijing Chenguang and Beijing Gas, because Beijing Chenguang has also been classified as a foreign high-tech enterprise and is subject to a favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income in the nine months ended September 30, 2008 was $0.66 million, representing an decrease of 79.84% from $3.25 million in the same period in 2007. This is due to the significant decrease of connection fee compared with the same period of last year and the increase of SG&A expense. During this period, we connected 18,543 new residential households to our gas distribution network, in comparison, during the same period one year ago; we connected 21,629 new residential households to our gas distribution network. Two years ago, Chinese government implemented a series of policy and regulations to curb inflation and property market. This has resulted in slow down of real estate market in China. This has affected Real Estate developer, our customer, to grant contract to us to perform new connection service. And the boost general and administrative expenses mentioned above also negatively influenced our performance.

Net profit margin is 4.4%, compared with 29.9%for the same period last year.

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents were $6.5 million, a decrease of $4.4 million from $10.9 million as of December 31, 2007 which was due to the increase in cash flow from operating, partly offset by our investment activities and financing activities.

Cash flow from operating activities during the nine months ended September 30, 2008 is $3.56 million, an increase of $4.52 million from the end of 2007.

Accounts Receivable

Accounts receivable as of September 30, 2008 were $6.23 million, representing a decrease of $1.1 million from $7.32 million as of December 31, 2007. This decrease is primarily due to our seasonal business cycle, in which many accounts receivable are recorded upon completion of construction projects in the fourth quarter, and are collected in the second quarter of the following year. The term of most of our accounts receivable is one year. As of the end of the second quarter, accounts receivable dated from 2007 had been mostly collected, and the remainder were primarily warranty payments. A warranty payment is the final payment that a customer makes for a construction project. It consists of the final 10% of the total project cost, and it becomes payable one year after construction has been completed, provided that no significant problems with the construction have arisen during the year.
As we expect to see a relative large number of connections completed during the fourth quarter, account receivable is expected to rise sharply during the fourth quarter.

Notes Receivable
Notes receivable of $0.36 million as of September 30, 2008 is the Note issued by Hebei Zhonggang for its use of gas. The Note will be duly honored by bank.

Other Payables

Other payables as of September 30, 2008 were $7.19 million, a decrease of $3.2 million from the end of 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) ) as required by Exchange Act Rule 13a-15(b) or 15d-15(b) as of the end of the third quarter of 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to the material weaknesses described below.

Evaluation of Internal Control over Financial Reporting

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of September 30, 2008, using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of September 30, 2008, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2008, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2008, Sino Gas consummated a spin-off of Pegasus Tel, Inc. (“Pegasus”), a Delaware corporation and a wholly-owned subsidiary of Sino Gas, to Sino Gas’ stockholders of record as of August 15, 2008 (“Spin-off”).  The Ratio of Distribution of the Spin-off was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino Gas (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the Spin-off to an aggregate of 167 Sino Gas stockholders. The Pegasus common stock issued in the Spin-off are “restricted securities” (as defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”)), and were issued pursuant to Section 4(2) of the Securities Act due to the fact that the distribution did not involve a public offering. There is no public market for the spin-off Pegasus shares. There was no consideration for the spun-off shares. The spin-off was pro rata. Sino Gas provided adequate information because it is a reporting company and has been for more than 90 days, and Sino Gas spun-off restricted shares of Pegasus.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer