Form 10KSB/A
period 2007-12-31
Sino Gas International Holdings, Inc.
filed 2008-12-29
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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

EXPLANATORY NOTE

This Amendment No. 2 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated September 5, 2008.

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

Connection Fees

We charge real estate developers, our customers, a flat connection fee for the installation of gas lines to each of their apartments or housing units. The level of connection fees varies among operational locations and is determine based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and is approved by the relevant local state price bureau. The average of these connection fees for the company in 2007 was approximately $286.4 per household. For industrial customers, the connection fee is determined based on the facility capacity (on a cubic meter per day basis 300 RMB per cubic meter). Should additional capacity be needed, these customers are required to pay additional connection fees for the additional capacity installed. Connection fees are usually paid in installments, with 30% within certain days set out in the contracts after start of project, 30% at milestones set out in the contracts, 30% upon completion and 10% guarantee which is paid after one year. Connection fees generally provide a 60-80% profit margin. The rates of connections fee are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal or greater than 20%, we will negotiate with local governments for an increase. The local governments usually agreed to increase our connection fees under such circumstances Our average connection fee per household is about $276 and the connection fee in most cities is very close to that average. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

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

As of December 31, 2007, we own 720 km of high-pressure underground pipeline. We also own and operate 33 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 22 cars, 19 trucks, 28 containers (3000 m 3 ), 6 containers (450 m 3 ), and 59 containers (300 m 3 ). We also lease two trucks from PetroChina.

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

Item 8A. Controls and Procedures

Management’s Report of Internal Control and Disclosure Controls and Procedures over Financial Reporting

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company's disclosure controls and procedures as of December 31, 2007 and concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the material weaknesses described above.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, during the year ended December 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President & Chief Executive Officer, director and Chairman of the Board	44
Zhicheng ZHOU	Chief Operating Officer/Director (since Mar. 14, 08)	44
Zhimin ZHONG	Marketing Director	53
Shukui BIAN	Vice President & Chief Engineer	44
Yong ZHANG	Chief Financial Officer (resigned August 25, 2008)	34
Yugang ZHANG	Chief Financial Officer (effective August 25, 2008)
Guowei CHEN	Director	52
Quandong SUN	Director	42
Xinmin ZHANG	Director	53
John D. KUHNS	Director (resigned effective Mar. 8, 08)	57
Fang CHEN	Director (resigned effective Mar. 6, 08)	35

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

Mr. Yugang Zhang On August 25, 2008, Mr. Yugang Zhang was appointed Chief Financial Officer. Mr. Zhang was the Area Financial Controller for Asian Operation of Smufit-Stone Container Enterprises Inc., a U.S. company, from June 2003 to July 2008. Prior to that, from March 2001 to May 2003, he worked as the Plant Controller of the same company in Mansfield, MA. From September 2000 to March 2001, he was the Assistant Controller and Accounting Manager for FAE Worldwide, Inc. in Boston, MA. From February 1999 to September 2000, he was the Staff Accountant for Braver CPAs & Co., P.C. of Chestnut Hill, MA. Mr. Zhang obtained an MBA from the Clark University of Massachusetts with a full-tuition scholarship in 1997 and graduated from the Mechanical Engineering School of Harbin Institute of Technology in Harbin with a Bachelor’s degree in 1993.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: December 29, 2008	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	December 29, 2008
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	December 29, 2008
Yugang Zhang

/s/ Guowei Chen	Director	December 29, 2008
Guowei Chen

/s/ Quandong Sun	Director	December 29, 2008
Quandong Sun

/s/ Xinmin Zhang	Director	December 29, 2008
Xinmin Zhang

/s/ Zhicheng Zhou	Director and Chief Operating Officer	December 29, 2008
Zhicheng Zhou

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007, AND 2006

SINO GAS INTERNAIONAL HOLDINGS, INC

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(Stated in US dollars)

Sino Gas International Holdings Inc.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2 - F-3

CONSOLIDATED STATEMENTS OF INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-45

To:	The Board of Directors and Stockholders of
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

		2007	2006
ASSETS
Current Assets	Notes
Cash & cash equivalents	2(e)	$10,915,590	$3,638,673
Restricted cash	3	478,920	3,124,541
Notes receivable		825,119	477,390
Accounts receivable	2(f),4	7,315,253	6,534,740
Advance to suppliers	2(g)	27,372	68,309
Other receivables	2(f)	3,100,695	1,263,800
Inventory		207,976	-
Prepayment and others		320,380	141,878
Total Current Assets		23,191,305	15,249,331

Non-Current Assets
Investment	2(h),5	4,007,310	2,939,029
Property, plant & equipment, net	2(j),6	24,572,565	10,608,530
Construction in progress	2(l)	11,556,820	4,628,076
Intangible assets, net	2(k),7	2,028,250	457,830
Total Non-current Assets		42,164,945	18,633,465

Total Assets		$65,356,250	$33,882,796

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank loans	8	$2,734,444	$2,430,445
Accounts payable		716,707	3,891,388
Other payables	9	10,383,657	1,790,500
Accrued liabilities		362,262	418,390
Unearned revenue	2(m)	312,573	37,760
Total Current Liabilities		14,509,644	8,568,483

Total Liabilities		$14,509,644	$8,568,483

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

STOCKHOLDERS' EQUITY
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,971,859 and 4,023,268 shares issued and outstanding as of December 31, 2007 and 2006 respectively	10	$4,972	$4,023

Additional paid in capital - Preferred Stock B		5,323,972	3,817,049
Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	3,439,764

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 and 0 shares issued and outstanding as of December 31, 2007 and 2006 respectively	10	95	-

Additional paid in capital - Preferred Stock B-1		132,662	-
Additional paid in capital - Beneficial Conversion Feature		7,002,292	6,418,864

Common Stock US$0.001 par value; 250,000,000 shares authorized; 24,877,271 and 14,693,186 shares issued and outstanding as of December 31, 2007 and 2006 respectively.	10	24,877	14,693

Additional paid in capital - Common Stock		23,196,304	4,812,363
Additional paid in capital - Warrants Series: E, G		47,946	-
Additional paid in capital - Warrants Series: F, R		107,652	-

Statutory reserve	2(v)	3,258,201	2,025,022
Retained earnings		9,167,930	3,958,239
Accumulated other comprehensive income	2(x)	2,268,593	824,296
Total Stockholders' Equity		50,846,606	25,314,313

Total Liabilities & Stockholders' Equity		$65,356,250	$33,882,796

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	Notes	2007	2006
Revenue
Net revenues		$20,267,756	$10,870,718
Cost of revenues		(9,499,752)	(4,389,142)
Gross Profit		10,768,004	6,481,576

Operating Expense
Selling and marketing expenses		(608,830)	(95,779)
General and administrative expenses		(2,106,389)	(1,155,849)
Total operating expense		(2,715,219)	(1,251,628)

Operating Income		8,052,785	5,229,948

Other Income/(Expense)
Investment income	2(q)	213,772	-
Other income		29,942	438,186
Other expense	18	(18,890)	(93,324)
Interest income		149,270	-
Interest expense		(197,959)	(78,237)
Total other income/(expense)		176,136	266,625

Earnings from continued operation		8,228,921	5,496,573
Income tax	2(r),11	(532,500)	(423,284)
Gain/(Loss) from discontinued operation, net of tax	15	10,950	-

Net income		$7,707,370	$5,073,289

Constructive Preferred Dividend - Amortization of Beneficial Conversion		(1,264,500)	(6,418,864)
Income Available to Common Stockholders		$6,442,870	$(1,345,575)

Earnings per share	2(z),17
Basic		$0.36	$(0.09)
Diluted		$0.29	$(0.09)

Weighted Average Shares Outstanding	17
Basic		17,876,078	14,693,186
Diluted		22,541,911	15,699,003

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	Preferred Stock B					Preferred Stock B-1
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Additional Paid in Capital- Warrants Series: A, B, J, C, D	Additional Paid in Capital-Beneficial Conversion Feature	Shares Outstanding	Amount	Additional Paid In Capital- Preferred Stock B-1	Additional Paid in Capital-Beneficial Conversion Feature
Balance, January 1, 2006	-	-	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	-	-	-
Reverse acquisition	-	-	-	-	-	-	-	-	-
Issuance of Preferred Stock B and Warrants	4,023,268	4,023	3,817,049	3,439,764	-	-	-	-	-
Constructive Preferred Dividend-Amortization of Beneficial Conversion Feature	-	-	-	-	6,418,864	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2006	4,023,268	4,023	3,817,049	3,439,764	6,418,864	-	-	-	-

Balance, January 1, 2007	4,023,268	4,023	3,817,049	3,439,764	6,418,864	-	-	-	-
Net Income	-	-	-	-	-	-	-	-	-
Issuance of Common Stock from conversion of Warrants J in connection with May financing transaction	-	-	-	(171,284)	-	-	-	-	-
Issuance of Common Stock and Preferred Stock in connection with September financing transaction	1,375,479	1,375	1,912,357	(2,957,370)	1,182,471	95,418	95	132,662	82,029
Conversion of Preferred Stock B to Common Stock	(426,888)	(427)	(405,434)	-	(681,072)	-	-	-	-
Issuance of Common Stock to Minority Shareholders in connection with Pegasus Telecom	-	-	-	-	-	-	-	-	-
Shares Cancelled	-	-	-	-	-	-	-	-	-
Issuance of 2006 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2007	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	14,361,646	14,362	4,812,363	-	-	1,219,720	6,311,794	267,865	12,626,104
Net Income	-	-	-	-	-	-	5,073,289	-	5,073,289
Reverse acquisition	331,540	331	-	-	-	-	(202,678)	-	(202,347)
Issuance of Preferred Stock B and Warrants	-	-	-	-	-	-	-	-	7,260,836
Constructive Preferred Dividend-Amortization of Beneficial Conversion Feature	-	-	-	-	-	-	(6,418,864)	-	-
Appropriations of Retained Earnings	-	-	-	-	-	805,302	(805,302)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	556,431	556,431
Balance, December 31, 2006	14,693,186	14,693	4,812,363	-	-	2,025,022	3,958,239	824,296	25,314,313

Balance, January 1, 2007	14,693,186	14,693	4,812,363	-	-	2,025,022	3,958,239	824,296	25,314,313
Net Income	-	-	-	-	-	-	7,707,370	-	7,707,370
Issuance of Common Stock from conversion of Series J Warrants in connection with May financing transaction	1,094,891	1,095	1,600,778	1,157,170	-	-	-	-	2,587,759
Issuance of Common Stock and Preferred Stock B & B-1 in connection with September financing transaction	8,340,762	8,341	15,696,978	(1,109,224)	107,652		(1,264,500)	-	13,792,867
Conversion of Preferred Stock B to Common Stock	426,888	427	1,086,506	-	-	-	-	-	-
Issuance of Common Stock to Minority Shareholders in connection with Pegasus Telecom	3,650	4	-	-	-	-	-	-	4
Shares Cancelled	(3,274)	(3)	-	-	-	-	-	-	(3)
Issuance of 2006 Make Good Common Stock	321,168	321	(321)	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	1,233,179	(1,233,179)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	1,444,297	1,444,297
Balance, December 31, 2007	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Accumulated Comprehensive Income

	2006	2007	Total
Comprehensive Income
Net Income	5,073,289	7,707,370	12,780,659
Other Comprehensive Income
Foreign Currency Translation Adjustment	556,431	1,444,297	2,000,728
Total	5,629,720	9,151,667	14,781,387

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	2007	2006
Cash Flow from Operating Activities
Net Income	$7,707,370	$5,073,289
Depreciation expense	1,301,480	155,374
Amortization expense	323,815	-
Loss/(gain) on disposal of discontinued operation	(10,950)	-
Invested in restricted time deposits	2,645,621	(3,124,541)
Equity in investments	-	(495,651)
Decrease/(increase) in accounts and other receivables	(2,924,200)	106,512
Increase in inventory	(207,976)	-
Increase in prepaid expenses	(178,501)	-
Increase in accounts and other payables	5,637,161	447,784
Cash Sourced/(Used) in Operating Activities	14,293,821	2,162,767

Cash Flows from Investing Activities
Cash paid for investment and acquisition	(1,479,611)	-
Proceeds from the sale of Anping Weiye	422,280	-
Purchase of property, plant, and equipment	(15,265,515)	(7,563,222)
Purchase of intangible asset	(1,894,234)	(20,565)
Increase in construction in progress	(6,928,745)	(1,556,579)
Cash Sourced/(Used) in Investing Activities	(25,145,825)	(9,140,366)

Cash Flows from Financing Activities
Proceeds from bank borrowing	303,999	2,430,445
Proceeds from issuance of common stock	4,718,447	7,430,965
Increases to preferred stock and additional paid in capital	11,662,178	-
Cash Sourced/(Used) in Financing Activities	16,684,624	9,861,410

Net increase in cash & cash equivalents for the year	5,832,620	2,883,811
Effect of currency translation on cash and cash equivalents	1,444,297	183,668
Cash & cash equivalents at the beginning of year	3,638,673	571,194
Cash & cash equivalents at the end of year	$10,915,590	$3,638,673

Supplementary cash flow information
Interest received	$149,270	$-
Interest paid	$197,959	$78,237
Income tax paid	$774,555	$615,694

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sino Gas International Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. The Company changed its name to American Arms, Inc. on April 5, 1984, and then changed its name to Dolce Ventures, Inc. on May 21, 2002, and ultimate changed its name to Sino Gas International Holdings, Inc. on November 17, 2006.

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to law and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 150,000,000

Beijing Chenguang Gas, Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	90	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	95	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd.	PRC	7/19/2004	100	95	RMB 5,000,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Sishui Weiye Gas Co., Ltd.	PRC	12/22/2004	100	95	RMB 3,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	85	RMB 1,000,000

Peixian Weiye Gas Co., Ltd.	PRC	8/22/2005	100	90	RMB 5,000,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	95	RMB 3,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd.	PRC	12/23/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Place of Registration	Form of Business Structure	Registered Capital	Nominal Value of Registered Capital	Principle Activities
PRC	Sino-foreign equity joint venture	RMB 20,000,000	40%	Trading of natural gas and gas pipeline construction

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

(J) Plant and Equipment

Plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss. Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Gas Pipelines	25 years
Buildings	25 years
Leasehold Improvements	25 years
Machinery & Equipment	20 years
Motor Vehicles	10 years
Office Equipment	8 years

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

(v)  Statutory Reserves

As stipulated by the Company Law of the People's Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years' losses, if any;
ii.	Allocations to the "Statutory reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;
iii.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

The "amounts are not due within one year" are mostly retention money from construction sales that are based on contracts. The continued demand from the natural gas sales from them also help assure the amount could be collected. No experience of wholly-unsettled accounts receivable in the years 2007 and 2006.

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer facts and economic conditions.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Outstanding account balances are reviewed individually for collectibles. Account balances are charged off against the allowance after all means of collection have been exhausted and collection is improbable. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding notes receivable discounted with banks that are subject to recourse for non-payment.

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

Accounts Receivable
	2007	2006
Gross accounts receivable	$7,352,013	$6,567,578
Allowance for bad debt	(36,760)	(32,838)
Net accounts receivable	$7,315,253	$6,534,740

Allowance for Bad Debt
	2007	2006
Beginning balance	$32,838	$29,042
Addition	3,922	3,796
Less	-	-
Ending balance	$36,760	$32,838

Accounts Receivable Aging Report
	2007	2006
30 Days	$5,557,172	$5,481,051
30-60 Days	1,212,413	14,672
60-90 Days	8,747	333,123
90-180 Days	-	-
180-360 Days	27,489	42,612
>360 Days	509,433	663,282
Total	$7,315,254	$6,534,740

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

The following is the largest ten accounts receivable at December 31 2007:

Baishan Jiehe Development & Construction Co., Ltd.	$200,844
Shuqian Mingwei Development & Construction Co., Ltd.	241,998
Peixian Jiannan Real Estate Development Co., Ltd.	313,367
Sihong Jinwan Construction Co., Ltd.	316,101
Xiuzhou Shenyuan Real Eastate Development Co., Ltd.	337,038
Guannan Construction Co., Ltd.	345,360
Lianyuangan Baoli Development Co., Ltd.	357,665
Jianshu Province Farms	421,405
Huabei Oil Management & Machine Co., Ltd.	555,365
Hebei Zhonggang Steel Co., Ltd.	592,135
Total	$3,681,282

5.	INVESTMENT

	2007	2006
Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	$3,163,751	$2,939,029
Other project	843,559	-
Total	$4,007,310	$2,939,029

The followings were the condensed balance sheets and statements of income of Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd. as of and for the years ended December 31, 2007 and 2006.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets

	2007	2006
Assets
Current Assets	$4,351,320	$4,583,010
Non-Current Assets	13,736,685	11,320,804
Total Assets	18,088,005	15,903,814

Liabilities
Current Liabilities	7,794,262	6,852,718
Total Liabilities	7,794,262	6,852,718

Net Assets	$10,293,742	$9,051,096

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Statements of Income

	2007	2006
Sales revenue	$5,819,210	$6,795,876
Cost of revenue	(3,287,090)	3,984,152
Gross profit	2,532,120	2,811,724

Operating expenses	(1,811,203)	(1,518,622)
Other income/(expense)	(110,634)	(192,810)
Earnings before taxation	1,319,164	1,100,292

Income tax	(91,543)	(82,522)
Net income	$1,227,622	$1,017,770

6.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, Plant, and Equipment consisted of the followings at December 31, 2007 and 2006:

At Cost	2007	2006
Gas Pipelines	$18,885,734	$8,255,231
Motor Vehicles	4,874,685	2,204,621
Machinery & Equipment	885,997	273,943
Buildings	1,405,638	89,799
Leasehold Improvements	68,942	47,543
Office Equipment	105,336	67,774
	26,226,335	10,938,911

Less: Accumulated depreciation	(1,653,771)	(330,381)
	$24,572,565	$10,608,530

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Accumulated Depreciation	2007	2006
Gas Pipelines	$591,419	$203,005
Motor Vehicles	687,354	48,846
Machinery & Equipment	161,703	38,999
Buildings	128,514	6,825
Leasehold Improvements	34,070	19,613
Office Equipment	50,711	13,093
Total	$1,653,771	$330,381

Depreciation expenses included in the consolidated statements of income for the fiscal years ended December 31, 2007 and 2006 were $1,323,390 and $184,215 respectively.

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2007 and 2006:

At Cost	2007	2006
Land use rights	$452,345	$112,565
Franchises	359,464	336,318
Goodwill	1,562,202	-
Others	9,563	8,947
	2,383,574	457,830

Less: Accumulated Amortization	(355,324)	-
Intangible Assets, net	$2,028,250	$457,830

The Company operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Company and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization.

Goodwill is related to the acquisitions of Beijing Chenguang Gas and Guannan Gas. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined no impairment to goodwill as of date.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

8.	SHORT-TERM BANK LOAN

Name of Bank	Due Date	Interest Rate	2007	2006
Chinese Renmin Bank	7/1/2008	7.22% plus 10% fluctuation market rate	$2,734,444	$-
Shenzhen Development Bank	3/31/2007	5.022% per annum	-	2,430,445
Total			$2,734,444	$2,430,445

Interest expenses for the short-term bank loans were $197,959 and $78,237 for the years ended December 31, 2007 and 2006.

9.	OTHER PAYABLES

Other payables consisted of the following at December 31, 2007 and 2006:

	2007	2006
Employees’ welfare payables	$176,236	$56,584
Amount due to employees	150,711	11,360
Tax payable	922,620	1,089,804
Other payable	9,134,091	632,752
Total	$10,383,658	$1,790,500

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

10.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value      $0.001 per share, of which 24,877,271 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,971,859 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 24,877,271 shares of common stock issued and outstanding at December 31, 2007. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah. The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at December 31, 2007, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,971,859 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Financing Transactions

On September 7, 2006, the Company entered into a stock purchase transaction with Vision Opportunity Master Fund, Ltd., SEI Private Trust Co., and Coronado Capital Partners LP by issuing  2,509,782 shares of series B convertible preferred stock for an aggregate of $6,876,800 in gross cash proceeds. Pursuant to the Purchase Agreement, 2,509,782 Series A Warrants, 1,254,891 Series B Warrants, 2,284,651 Series J Warrants, 2,284,651 Series C Warrants and 1,142,326 Series D Warrants were issued to the private placement investors. Simultaneously, 635,822 shares of series B convertible preferred stock and 241,708 Series A Warrants were issued to the placement agent Kuhns’ Brother.

On October 20, 2006, the Company entered into another stock purchase transaction with Vision Opportunity Master Fund, Ltd., Nite Capital LP, and Ijaz Malik by issuing 877,664 shares of series B convertible preferred stock for an aggregate of $2,404,800 in gross cash proceeds. Pursuant to the Purchase Agreement, 877,664 Series A Warrants, 438,833 Series B Warrants, 798,938 Series J Warrants, 798,938 Series C Warrants and 399,469 Series D Warrants were issued to the private placement investors.

On May 15, 2007, Vision Opportunity Master Fund, Ltd. exercised 1,094,891 shares of Series J Warrants at $2.74 per share. The Company received $3,000,000 cash gross proceeds. In consideration of exercise of Series J Warrants, 1,094,891 new Series E Warrants and 109,489 Series G Warrants were issued to Vision and placement agent Kuhns’ Brother respectively.

On September 7, 2007, the Company entered into a securities purchase agreement with a series of private placement investors leading by Vision Opportunity Master Fund, Ltd. for a sale of 8,340,762 shares of the Company’s common stock. The Company generated an aggregate of $18,766,700 gross proceeds. Simultaneously, the Company entered into a Warrant Purchase Agreement, Amendment and Waiver (“WPA”) with the holders of its outstanding Warrants and Series B Preferred Stock, who acquired those securities by private placement in September and October of 2006. Pursuant to the WPA, all of the Series A and Series B Warrants issued in 2006 were purchased back by the Company for $3,500,000; the exercise price of Series C Warrants was changed to $3.375; all of the Series D Warrants was purchased for a purchase price of issuing additional 770,897 shares of Series B preferred Stock; all of the outstanding Series J and Series E Warrants were cancelled; additional 271,074 Series F Warrants and 271,074 Series R Warrants were issued respectively.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at December 31, 2007.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	24,877,271
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,971,859
Convertible Preferred Stock B-1	3,000,000	95,418

	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	9/6/2011	241,708	0.70
Series C Warrants	9/6/2011	3,083,589	0.81
Series F Warrants	9/6/2010	271,074	0.20
Series G Warrants	9/6/2011	109,489	0.44
Series R Warrants	9/6/2010	271,074	0.20
Outstanding Option	11/1/2010	100,000	0.92

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at December 31, 2007:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	-	-	-	12,653,661	12,654	4,064,862	51%
Minority Investor	-	-	-	-	2,326,788	2,327	747,457	9%
Private Placement- Investor	4,971,859	4,972	95,418	95	9,896,821	9,897	24,307,327	40%
Beneficial- Conversion Feature	-	-	-	-	-	-	7,002,292	-
	4,971,859	4,972	95,418	95	24,877,271	24,877	36,121,938	100%

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

11.	INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, in accordance with the relevant taxation laws in the PRC, the Company is eligible for tax concessions and was exempted from part of the PRC income taxes for the year.

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

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the years ended December 31, 2007 and 2006.

	2007	2006
Income before taxation	$8,228,921	$5,496,573
Provision for income taxes at PRC income tax rate	2,715,544	1,813,869
Effect of tax exemption granted to the Company	(2,183,044)	(1,390,585)
Income Tax	$532,500	$423,284

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Statement of Income Segment Report
For the fiscal year ended December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales revenue	$7,294,608	$12,973,148	$-	$20,267,756
Cost of revenue	(6,374,365)	(3,125,387)	-	9,499,752
Gross profit	920,243	9,847,761	-	10,768,004

Operating expenses	(209,418)	(2,241,032)	(264,769)	(2,715,219)
Other income/expense	4,080	43,665	128,391	176,136
Earnings from continued operation	714,905	7,650,394	(136,378)	8,228,921

Income tax	(45,604)	(486,896)	-	(531,612)
Gain from discontinued operation, net of tax	-	-	10,950	10,950
Net income	$669,301	$7,163,498	$(125,428)	$7,707,370

Balance Sheet Segment Report
As of December 31, 2006

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current assets	$6,236,877	$3,795,902	$5,216,552	$15,249,331
Non-current assets	4,687,342	13,946,123	-	18,633,465
Total assets	10,924,219	17,742,025	5,216,552	33,882,796

Liabilities
Current liabilities	722,382	7,730,484	115,617	8,568,483
Total liabilities	722,382	7,730,484	115,617	8,568,483

Net Assets	$10,201,837	$10,011,541	$5,101	$25,314,313

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Statement of Income Segment Report
For the fiscal year ended December 31, 2006

	Gas Distribution	Gas pipeline Installation	Others	Total
Sales revenue	$3,912,502	$6,958,216	$-	$10,870,718
Cost of revenue	(2,945,132)	(1,444,010)	-	(4,389,142)
Gross profit	967,370	5,514,206	-	6,481,576

Operating expenses	(96,534)	(1,033,044)	(122,050)	(1,251,628)
Other income/(expense)	7,831	83,811	174,983	266,625
Earnings before tax	878,667	4,564,973	145,401	5,496,573

Income tax	(36,250)	(387,034)	-	(423,284)
Net income	$842,417	$4,177,939	$52,933	$5,073,289

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

At December 31, 2007, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises which fall due as follows:

Land and Buildings	2007	2006
Not later than one year	$45,934	$61,401
Over one year but not later than five years	228,079	245,603
After five years	500,067	521,906
Total	$774,080	$828,910

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

14.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

Sales to Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd. (Zhongran Xiangke), an investee for which the equity method is used, for the years 2007 and 2006 were $85,951 and $334,326 respectively. The amounts receivable from Zhongran Xiangke for the years 2007 and 2006 were $16,741 and $0 respectively. Also, included in the other payables are payables to Zhongran Xiangke for the years 2007 and 2006 of $141,303 and $101,592 respectively.

Sales to Beijing Zhongyou Xiangke Oil Gas Technology Co., Ltd. (Zhongyou Xiangke), an investee of Zhongran Xiangke, for the years 2007 and 2006 were $ 0 and $ 0 respectively. The amounts receivable from Zhongyou Xiangke for the years 2007 and 2006 were $ 0 and $2,130 respectively.

15.	DISCONTINUED OPERATION

On August 31, 2006, the Company’s Board of Directors approved the spin-off of its wholly-owned subsidiary, Pegasus Tel, Inc. to the Company’s common stockholders. To effect this spin-off, the Board announced a distribution of one share of Pegasus common stock for every 20 shares of common stock held by the Company’ stockholders on August 30, 2006, involving 5,038,507 shares of Pegasus’ common stock. Upon completion of the spin-off, the Company returned 100% of its shares of common stock of Pegusas to Pegusas shareholders, which then were retired and deemed to be treasury stock. The following tabulations are the condensed balance sheets and statements of income of Pegasus Tel, Inc. as of and for the years ended December 31, 2007 and 2006.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Pegasus Tel, Inc.
Condensed Balance Sheets

	2007	2006
Assets
Current assets	$2,336	$445
Non-current assets	-	509
Total assets	2,336	954

Liabilities
Current liabilities	86,047	18,954
Total liabilities	86,047	18,954

Net Assets	$(83,711)	$(18,000)

Pegasus Tel, Inc.
Condensed Statements of Income

	2007	2006
Revenues	$10,059	$2,138
Cost of sales	(5,904)	(6,601)
Gross profit	4,155	4,463

Operating income/(expense)	(66,459)	(11,973)
Other expense interest	(3,347)	(95)
Earnings before tax	(65,651)	(16,531)

Tax	(60)	(65)
Net Income	$(65,711)	$(16,596)

Earnings per share	$(0.01)	$(0.003)
Weighted average shares outstanding	5,100,000	5,100,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

The Company executed a disposition agreement with Petro China Co., Ltd to sell its subsidiary Anping Weiye Gas Co., Ltd. for RMB 3,300,000 (approximately $433,230) in June 2007. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  A gain of $10,950 was recorded in the Company’s statement of operations for the fiscal year ended December 31, 2007. The following table is a summary of its financial position and result of operations as of and for the year ended December 31, 2007.

Anping Weiye Gas Co., Ltd.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$-
Current assets	$653,474	Cost of sales	-
Non-current assets	957	Gross Profit	-
Total assets	654,430
		Operating expense	-
Liabilities		Other income/expense	-
Current liabilities	7,897		-
Total liabilities	7,897
		Gain on sale of assets	10,950
Net Assets	$646,534	Income tax	-

		Net Income	$10,950

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

16.	ACQUISITIONS

The Company had three acquisitions during 2007 consisting of the purchase of (1) Beijing Chenguang Gas Co., Ltd., (2) Guannan Weiye Gas Co., Ltd., and (3) certain assets of Baishan Gas Co., Ltd.

On January 15, 2007, Beijing Gas entered into a stock transfer agreement with the shareholders of Beijing Chenguang Gas Ltd., Co., a limited liability company organized under the laws of the PRC, under which Beijing Gas would acquire all the capital stock of Beijing Chenguang for a purchase price of RMB 26 million (approximately $3.35 million) in cash. Upon consummation of the transactions contemplated by that agreement, Beijing Chenguang would become a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the development, transfer and licensing of technologies used in natural gas purification, compression and transportation, as well as the installation of natural gas equipment and the supply of natural gas.

On June 20, 2007, the Company, through its Beijing Gas subsidiary, acquired 100% interests in Guannan Weiye Gas Co., Ltd. for RMB 7,000,000 (approximately $987 thousand) by cash, so that Guannan Gas became a wholly-owned subsidiary of the Company. Guannan Gas is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan includes all of the assets and customer relationships of Guannan Gas, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning from June 29, 2007.

On July 9, 2007, the Company purchased certain assets of Baishan Gas Co., Ltd., a regional distributor and developer of distribution networks for natural gas in Jilin Province, for a price of RMB 7,000,000 (approximately $921 thousand). Under the asset purchase agreement, the Company was responsible for paying outstanding debts of Baishan Gas Co., Ltd. for $4,000,000, which was due in periodic installments through the year 2030.

The followings tabulations were retroactive restatements of pro forma consolidated balance sheets as of December 31, 2007 and 2006, and the statements of income for the years then ended. The retroactive restatements were based on the assumption that the acquisitions of Chenguang Gas and Guannan Gas were made at the beginning of 2006 for the purpose of trading and comparative analysis.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Sino Gas International Holdings, Inc.
Pro forma Condensed Consolidated Balance Sheets

	2006				2007
	Sino Gas	Chenguang	Guannan	Total	Sino Gas
Assets
Current assets	$15,249,331	$584,277	$12,811	$15,846,419	$23,191,305
Non-current assets	18,633,465	5,489,774	622,793	24,746,032	42,164,945
Total assets	33,882,796	6,074,051	635,604	40,592,451	65,356,250

Liabilities
Current liabilities	8,568,483	2,104,579	320,268	10,993,330	16,365,964
Total liabilities	8,568,483	2,104,579	320,268	10,993,330	16,365,964

Net Assets	$25,314,313	$3,969,472	$315,336	$29,599,121	$48,990,286

Sino Gas International Holdings, Inc.
Pro forma Condensed Consolidated Statements of Income

	2007
	twelve months	six months ended June
	Sino Gas	Guannan	Total
Sales revenue	$20,267,756	$68,551	$20,336,307
Cost of revenue	(9,499,752)	(40,367)	(9,540,119)
Gross profit	10,768,004	28,184	10,796,188

Operating expenses	(2,715,219)	(52,630)	(2,767,849)
Other income/(expense)	176,136	(1,199)	174,937
Earnings from continued operation	8,228,921	(25,645)	8,203,276

Income tax	(532,500)	(1,131)	(533,631)
Gain from discontinued operation	10,950	-	10,950

Net income	$7,707,370	$(26,776)	$7,680,595

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	2006
	Sino Gas	Chenguang	Guannan	Total
Sales revenue	$10,870,718	$4,084,700	$16,981	$14,972,399
Cost of revenue	(4,389,142)	(2,849,441)	(10,576)	(7,249,158)
Gross profit	6,481,576	1,235,260	6,405	7,723,241

Operating expenses	(1,251,628)	(477,981)	(45,329)	(1,774,938)
Other income/(expense)	266,625	26,787	(226)	293,186
Earnings before tax	5,496,573	784,066	(39,150)	6,241,489

Income tax	(423,284)	(42,754)	-	(466,038)

Net income	$5,073,289	$741,311	$(39,150)	$5,775,451

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

17.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	2007	2006
Net Income	$7,707,370	$5,073,289
Preferred Dividends	-	-
Constructive Preferred Dividends	(1,264,500)	(6,418,864)
Income Available to Common Stockholders	$6,442,870	$(1,345,575)

Original Shares	14,693,186	14,693,186
Addition to Common Stock from Offering	3,182,892	-
Basic Weighted Average Shares Outstanding	17,876,078	14,693,186

Addition to Common Stock from Conversion of Preferred Stock B	4,044,407	1,005,817
Addition to Common Stock from Conversion of Preferred Stock B-1	23,855	-
Addition to Common Stock from Exercise of Warrants	597,571	-
Diluted Weighted Average Shares Outstanding	22,541,911	15,699,003

Earnings Per Share
Basic	$0.36	$(0.09)
Diluted	$0.34	$(0.09)

Weighted Average Shares Outstanding
Basic	17,876,078	14,693,186
Diluted	22,541,911	15,699,003

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

18.	INVESTORS RELATIONS STOCK COMPENSATION EXPENSE

Pursuant to paragraph 26 of SFAS 154, the Company disclosed the stock compensation transaction as follows:

On November 2, 2006, the Company granted 100,000 stock options to the investors relation firm, CCG Elite at a cost $92,468 which was charged to other expense in the income statement and was credited to accrued liabilities. The incorporation of this stock transaction has the impact of decreasing the current year’s net income by $92,468 or $0,0035 per share using the weighted average of 26,377,371 shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States.

The determination of the exercise price is depicted by the following table based on the Black-Scholes Model.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

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

20.	CONTINGENT LIABILITIES

Pursuant to the warrants purchase agreement related to 2006 private placement financing transactions, the Company was required to reach $5.7 million and $7.9 million net income target for the fiscal years ended 2006 and 2007 respectively. However, the Company did not meet the stipulated 2006 and 2007 net income target and therefore incurred certain contingent liabilities. The Company has issued 321,168 shares make good common stock to investors in July 2007 in compensation of not attaining the 2006 net income target; this common stock issuance transaction of $321 being a charge against additional paid in capital, has been recognized in the 2007 financial statements. The Company is also liable to issue another 1.6 million shares make good common stock to the accredited investors in 2008 in compensation of not attaining the 2007 net income target.