Form 10-Q/A
period 2008-03-31
Sino Gas International Holdings, Inc.
filed 2008-12-29
CIK 1326364

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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

Explanatory Note
This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 initially filed with the Securities and Exchange Commission on May 15, 2008 is being filed to include the conclusion of management regarding the effectiveness of disclosure controls and procedures.

Sino Gas International Holdings, Inc.

Table of Contents

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

Other Receivable

Other receivable of $9.8496 million includes expenses due to the internal business activities, employees’ borrowing, the funds for business turnover and payments of other business activities.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company's disclosure controls and procedures for the quarter ended March 31, 2008 and concluded that our disclosure controls and procedures were not effective for the quarter ended March 31, 2008 due to the material weaknesses described above.

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

None

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q Amendment No. 2.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: December 29, 2008	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: December 29, 2008	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer