Form 10-Q/A
period 2008-06-30
Sino Gas International Holdings, Inc.
filed 2008-12-29
CIK 1326364

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

EXPLANATORY NOTE
This Amendment No. 1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008 initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008 is being filed in response to SEC’s comment letter dated September 5, 2008.

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

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

		June 30, 2008	December 31, 2007
	Note	Unaudited	Audited
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$8,152,907	$10,915,590
Restricted cash	3	739,868	478,920
Notes receivable		283,768	825,119
Accounts receivable	2(f),4	5,933,183	7,315,253
Inventory		276,252	207,976
Advances to suppliers	2(g)	2,892,084	27,372
Prepayments and others		474,083	320,380
Other receivables	5	6,486,784	3,100,695
Total Current Assets		25,238,929	23,191,305

Non-Current Assets
Investment	2(h)	4,382,417	4,007,310
Property, plant & equipment, net	2(j),6	26,494,692	24,572,565
Construction in progress	2(l)	14,694,005	11,556,820
Intangible assets, net	2(k),7	2,189,172	2,028,250
Total non-current assets		47,760,286	42,164,945

TOTAL ASSETS		$72,999,215	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	8	$7,276,114	$2,734,444
Accounts payable		5,147,415	716,707
Other payables	9	6,597,092	10,383,657
Unearned revenue	2(m)	757,261	312,573
Accrued liabilities		4,204	362,263

Total current liabilities		19,782,086	14,509,644

TOTAL LIABILITIES		$19,782,086	$14,509,644

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

See accompanying notes to financial statements and accountant’s report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and six months periods ended June 30, 2008 and 2007
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Notes	2008	2007	2008	2007

Revenues	$5,121,521	$2,796,145	$9,463,638	$5,234,372
Cost of revenues	(3,554,592)	(1,894,203)	(6,530,063)	(3,731,833)
Gross Profit	1,566,930	901,942	2,933,575	1,502,539

Operating Expenses
Selling and marketing expenses	(186,193)	(143,296)	(367,896)	(199,494)
General & administrative expenses	(1,163,429)	(247,485)	(1,996,879)	(688,859)
Total operating expenses	(1,349,621)	(390,781)	(2,364,776)	(888,353)

Operating Income/(Loss)	217,308	511,161	568,799	614,186

Other income	1,269		1,269	11,781
Other expenses	(483,081)	(34,789)	(483,926)	(11,977)
Interest income	12,496	38,920	45,662	33,550
Interest expense	(156,100)		(216,567)	-
Total other income (expense)	(625,416)	4,131	(653,562)	33,354

Earnings before tax	(408,107)	515,292	(84,763)	647,540

Income tax	(128,781)	(10,478)	(302,798)	(27,343)

Net Income	$(536,888)	$504,814	$(387,561)	$620,197

Earnings per share
Basic	$(0.021)	$0.03	$(0.015)	$0.04
Diluted	(0.018)	0.03	(0.013)	0.03

Weighted Average Shares Outstanding
Basic	25,312,896	15,273,626	25,297,638	15,216,279
Diluted	30,529,350	19,360,386	30,529,350	19,486,791

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

          5. OTHER RECEIVABLES

The followings are the ten largest other receivables as of June 30, 2008

Other receivables
6/30/2008

Qujin Development & Investment, Ltd.	$58,882
Langfang Transportation, Ltd.	20,373
West House, Co.,	21,731
Shenzhen Chengtong Investment, Co.,	24,251
Peixuan Construction Department	29,104
Tongshang Jieye, Ltd.	37,189
Beijing Natural Gas Investment, Ltd.	43,657
Tianjin Feite Consultant, Co.,	436,567
Shanghou Debt Corp.	1,901,929
Baoding City Management Department	2,910,446
Subtotal	$5,484,129

          6.  PROPERTY, PLANT AND EQUIPMENT

           Property, Plant and Equipment consist of the following as of June 30, 2008 and December 31, 2007

	6/30/08	12/31/07
At Cost
Gas Pipelines	$21,283,153	$18,885,734
Motor Vehicles	5,262,742	4,874,685
Machinery & Equipment	798,610	885,997
Buildings	1,405,640	1,405,638
Leasehold Improvements	70,970	68,942
Office Equipment	186,000	105,336

Total	$29,007,115	$26,226,336

Less: Accumulated Depreciation	(2,512,423)	(1,653,771)

Property, Plant and Equipment, net	$26,494,692	$24,572,565

	6/31/08	12/31/07
Accumulated Depreciation
Gas Pipelines	$1,194,117	$591,419
Motor Vehicles	884,844	687,354
Machinery & Equipment	169,335	161,703
Buildings	167,586	128,514
Leasehold Improvements	39,861	34,070
Office Equipment	56,680	50,711

Total	$2,512,423	$1,653,771

Depreciation expense included in the consolidated statements of income for the period ended June 30, 2008 was $858,653.

      7.  INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2008 and December 31, 2007

	6/30/08	12/31/07
At Cost
Land use rights	$510,328	$452,345
Franchises	400,186	359,464
Goodwill	1,662,752	1,562,202
Other	15,225	9,563
Total	$2,588,491	$2,383,574

Less: Accumulated Amortization	(399,319)	(355,324)

Intangible Assets, net	$2,189,172	$2,028,250

The Group operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Group and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization.

8. SHORT-TERM BANK LOANS

Short-term bank loans are as follows:

Name of Bank	Due Date	Interest Rate	Amount
			6/30/2008	12/31/2007
China Renmin Bank	7/1/2008	7.22% plus 10% fluctuation market rate	$2,910,446	$2,734,444
Huashang Bank	10/30/2008	9.00%	4,376,304	-
Total			$7,276,114	$2,734,444

Interest expenses for the short-term bank loans were $216,567 and $197,959 for the six months ended June 30, 2008, and twelve months ended December 31, 2007 respectively.

        9.  OTHER PAYABLES

Other payables at June 30, 2008 and December 31, 2007 consist of the following:

	6/30/2008	12/31/2007

Employees’ welfare payables	$194,199	$176,236
Amount due to employees	23,140	150,711
Tax payable	179,792	922,620
Other Payable	6,199,961	9,134,091

Total	$6,597,092	$10,383,657

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

             The followings are the ten largest other payables as of June 30, 2008

6/30/2008

Caiyou Haoche Rental, Co.,	$26,236
Education Associate	44,498
Work Union Associate	66,261
He Shunchun	72,761
Social Insurance Associate	137,016
Shenzhen Polian Shiye, Ltd.	203,731
Beijing Qianshi Development, Co.,	241,852
Liu Yuchuan	291,045
Chenguang Consulatant, Ltd.	436,567
Baishang Gas Co., Ltd.	3,986,675

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

Total Capitalization

The Following table depicts an analysis of total capitalization for the issuance of Preferred Stock A, Preferred Stock B, Common Stock, and the related additional Paid in Capital as of June 30, 2008:

	Preferred Stock A		Preferred Stock A		Common Stock
Name of Shareholder	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Number of Shares Outstanding	Capital	Additional Paid in Capital	% of Equity Holdings

Private Investor	275,111	275	-	-	-	-	1,210,213	0.90%
Investor Relations firm	-	-	4,764,486	4,765	207,373	207	6,994,270	16.29%
Management / Insider	-	-	-	-	12,653,661	12,654	4,252,959	41.45%
Investor - 1st Round Raising	-	-	-	-	5,628,722	5,629	2,997,371	18.44%
Less : Cost of Stock Issurance	-	-	-	-	-	-	(412,241)	-
Investor - 2nd Round Raising	-	-	-	-	6,999,997	7,000	15,743,000	22.93%
Less : Cost of Stock Issurance	-	-	-	-	-	-	(1,957,133)	-
Beneficial Conversion Feature	-	-	-	-	-	-	6,418,864	-

	275,111	275	4,764,486	4,765	25,489,753	25,490	35,247,303	100.00%

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

6/30/2008 Balance Sheet Segment Report
As of June 30, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$15,883,136	$5,264,012	$4,091,781	$25,238,929
Non-Current Assets	12,014,339	35,745,947	-	47,760,286
Total Assets	$27,897,475	$41,009,959	$4,091,781	$72,999,215

Liabilities
Current Liabilities	1,690,577	18,091,509	-	19,782,086
Total Liabilities	$1,690,577	$18,091,509	$-	$19,782,086

Net Assets	$26,206,898	$22,918,450	$4,091,781	$53,217,129

6/30/2008 Income Statement Segment Report

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$6,553,899	$2,909,739	$-	$9,463,638
Cost of Revenue	(5,709,186)	(820,877)	-	(6,530,063)
Gross Profit	844,713	2,088,862	-	2,933,575

Operating Expense	(494,742)	(1,223,431)	(646,603)	(2,364,776)

Other Expense	(67,795)	(167,648)	(418,119)	(653,562)
Earnings before tax	282,176	697,783	(1,064,722)	(84,763)

Income tax	(87,190)	(215,608)	-	(302,798)

Net Income	$194,986	$482,174	$(1,064,722)	$(387,561)

Balance Sheet Segment Report
As of  December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	11,509,765	3,814,583	7,866,957	23,191,305
Non-Current Assets	10,606,803	31,558,142	-	42,164,945
Total Assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current Liabilities	1,228,727	13,149,074	131,843	14,509,644
Total Liabilities	1,228,727	13,149,074	131,843	14,509,644

Net Assets	20,887,841	22,223,651	7,735,114	50,846,606

Income Statement Segment Report
For the six months ended June 30, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$3,245,311	$1,989,061	$-	$5,234,372
Cost of Revenue	(2,313,736)	(1,418,097)	-	(3,731,833)
Gross Profit	931,574	570,965	-	1,502,539

Operating Expense	(550,779)	(337,574)	-	(888,353)
Other Income	27,350	6,004	-	33,354
Earnings before tax	408,146	239,394	-	647,540
Income tax	(4,922)	(22,421)	-	(27,343)
Net Income	$403,224	$216,973	$-	$620,197

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

12. Liquidated Damages

The Company entered into a registration rights agreement related to a private placement financing transaction with accredited investors on September 13, 2007.  Pursuant to the agreement, the Company had to (1) file the registration statement within 45 days of the execution, and (2) declare the effectiveness within 150 days of filing the registration statement.  However, the Company did not meet the aforementioned requirements under the registration rights agreement, and was subjected to liquidated damages. The Company, which has paid $456,751 in liquidated damages to investors in May 2008, reported as other expense of $483,926 (including $456,751) in the statements of income.

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

Other Receivable

Other receivable of $6.49 million includes expenses due to the internal business activities, employees’ borrowing, the funds for business turnover, project deposit and payments of other business activities.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company's disclosure controls and procedures for the quarter ended June 30, 2008 and concluded that our disclosure controls and procedures were not effective for the quarter ended June 30, 2008 due to the material weaknesses described above.

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