Form 10-K/A
period 2007-12-31
Sino Gas International Holdings, Inc.
filed 2009-03-24
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to
FORM 10-K (Formerly 10-KSB)

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

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☑

 The aggregate market value of the 9,466,785 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $ 56,232,703 as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $5.94 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 23, 2009, the Registrant had 24,877,271 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 3 to our annual report on Form 10-K for the fiscal year ended December 31, 2007 initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 is being filed in response to SEC’s comment letter dated February 6, 2009.

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

We generate revenues in two ways: (i) connection fees for the interconnections to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

At and for the year ended December 31
	2007	2006	2005
	(in US$ millions)	(in US$ millions)	(in US$ millions)
Connection fees (as % of total Sales)	13.0(64)%	6.96(64)%	6.98(64)%
Gas sales	7.3(36)%	3.91(36)%	3.93(36)%
Other sales	—	—	—

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

Item 1A. Risk Factors.

Not required.

Item 1B. Unresolved Staff  Comments

Not required to respond because we are a smaller reporting company.

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

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis or Plan of Operation

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

Item 8. Financial Statements

Our financial statements begins on page F-1 of this annual report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A. Controls and Procedures

Management’s Report of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have designed disclosure controls and procedures or caused disclosure controls and procedures to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. Due to its inherent limitations, disclosure controls and procedures may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, our management concluded that, as of December 31, 2007, our Company’s disclosure controls and procedures was not effective due to the  material weaknesses described below.

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

(3) Our Audit Committee was not comprised of sufficient independent directors who are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our Audit Committee did not appoint a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-K. Our written Audit Committee Charter was not submitted to the Boards for approval.

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

(1) We are going to issue the Code, and arrange respective training to all the employees before April 30, 2009. Training which includes the content of the Code will be provided to new employees at the time of hiring. All the employees will be required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code;

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

(4). Compensation Committee Charter, Audit Committee Charter and Related Party Transactions Policy have been drafted and will be approved by the Board of Directors and become effective before second quarter of 2009.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2007, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President & Chief Executive Officer, director and Chairman of the Board	44
Zhicheng ZHOU	Chief Operating Officer/Director (since Mar. 14, 08)	44
Zhimin ZHONG	Marketing Director	53
Shukui BIAN	Vice President & Chief Engineer	44
Yong ZHANG	Chief Financial Officer (resigned August 25, 2008)	34
Yugang ZHANG	Chief Financial Officer (effective August 25, 2008)	37
Guowei CHEN	Director	52
Quandong SUN	Director	42
Xinmin ZHANG	Director	53
John D. KUHNS	Director (resigned effective Mar. 8, 08)	57
Fang CHEN	Director (resigned effective Mar. 6, 08)	35

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

Item 11. Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13. Certain Relationships and Related Transactions

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

ITEM 15. EXHIBITS

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 24, 2009	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	March 24, 2009
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	March 24, 2009
Yugang Zhang

/s/ Guowei Chen	Director	March 24, 2009
Guowei Chen

/s/ Quandong Sun	Director	March 24, 2009
Quandong Sun

/s/ Xinmin Zhang	Director	March 24, 2009
Xinmin Zhang

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 24, 2009
Zhicheng Zhou

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007, AND 2006

SINO GAS INTERNAIONAL HOLDINGS, INC

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(Stated in US dollars)

Sino Gas International Holdings Inc.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2-F-3

CONSOLIDATED STATEMENTS OF INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5-F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9-F-48

To:	The Board of Directors and Stockholders of Sino Gas International Holdings, Inc.

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

	Notes
STOCKHOLDERS' EQUITY

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

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

	2007	2006
Cash Flow from Operating Activities
Net Income	$7,707,370	$5,073,289
Depreciation expense	1,301,480	155,374
Amortization expense	323,815	-
Loss/(gain) on disposal of discontinued operation	(10,950)	-
Withdraw/(invested) in restricted time deposits	2,645,621	(3,124,541)
Decrease/(increase) in accounts and other receivables	(2,390,699)	109,201
Increase in inventory	(56,183)	-
Increase in prepaid expenses	(178,501)	-
Increase in accounts and other payables	3,724,740	407,184
Cash Sourced/(Used) in Operating Activities	13,066,694	2,620,507

Cash Flows from Investing Activities
Cash paid for acquisitions	(4,337,000)	(1,485,000)
Proceeds from the sale of Anping Weiye	422,280	-
Investment in equity	(1,479,611)	(495,651)
Purchase of property, plant, and equipment	(10,644,532)	(6,366,540)
Purchase of goodwill	(1,513,348)	(21,454)
Purchase of other intangible asset	(380,886)	(20,565)
Increase in construction in progress	(6,215,626)	(1,208,896)
Cash Sourced/(Used) in Investing Activities	(24,148,723)	(9,598,106)

Cash Flows from Financing Activities
Proceeds from bank borrowing	48,163	2,600,574
Proceeds from issuance of preferred stock B & warrants	-	9,281,600
Proceeds used to purchase Shell	-	(675,000)
Cost for issuance of preferred stock B & warrants	-	(1,345,764)
Proceeds from conversion of warrants J	3,000,000	-
Cost for conversion of warrants J	(412,241)	-
Proceeds from issuance of common stock	18,766,700	-
Proceeds used to purchase back warrants A & B	(3,500,000)	-
Cost for issuance of common stock	(1,473,833)	-
Cash Sourced/(Used) in Financing Activities	16,428,788	9,861,410

Net increase in cash & cash equivalents for the year	5,346,760	2,883,811
Cash received from acquisitions of Chenguang & Guannan	485,860	-
Effect of currency translation on cash and cash equivalents	1,444,297	183,668
Cash & cash equivalents at the beginning of year	3,638,673	571,194
Cash & cash equivalents at the end of year	$10,915,590	$3,638,673

Supplementary cash flow information
Interest received	$149,270	$-
Interest paid	$197,959	$78,237
Income tax paid	$774,555	$615,694

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

The following is the largest ten accounts receivable at December 31 2007:

Baishan Jiehe Development & Construction Co., Ltd.	$200,844
Shuqian Mingwei Development & Construction Co., Ltd.	241,998
Peixian Jiannan Real Estate Development Co., Ltd.	313,367
Sihong Jinwan Construction Co., Ltd.	316,101
Xiuzhou Shenyuan Real Eastate Development Co., Ltd.	337,038
Guannan Construction Co., Ltd.	345,360
Lianyuangan Baoli Development Co., Ltd.	357,665
Jianshu Province Farms	421,405
Huabei Oil Management & Machine Co., Ltd.	555,365
Hebei Zhonggang Steel Co., Ltd.	592,135
Total	$3,681,282

5.	INVESTMENT

	2007	2006
Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd	$4,007,310	$2,939,029

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

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2007 and 2006:

At Cost	2007	2006
Land use rights	$452,345	$112,565
Franchises	359,464	314,864
Goodwill	1,562,202	21,454
Others	9,563	8,947
	2,383,574	457,830

Less: Accumulated Amortization	(355,324)	-
Intangible Assets, net	$2,028,250	$457,830

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Financing Transactions

On September 7, 2006, the Company entered into a stock purchase transaction with Vision Opportunity Master Fund, Ltd., SEI Private Trust Co., and Coronado Capital Partners LP by issuing  2,509,782 shares of series B convertible preferred stock for an aggregate of $6,876,800 in gross cash proceeds. Pursuant to the Purchase Agreement, 2,509,782 Series A Warrants, 1,254,891 Series B Warrants, 2,284,651 Series J Warrants, 2,284,651 Series C Warrants and 1,142,326 Series D Warrants were issued to the private placement investors. Simultaneously, 635,822 shares of series B convertible preferred stock and 241,708 Series A Warrants were issued to the placement agent Kuhns’ Brother. Among the gross proceeds of $6,876,800, $675,000 was used to purchased the Shell, Dolce Ventures, Inc. (Legal acquirer, accounting acquiree), $673,786 was reimbursed to the placement agent Kuhns’ Brother, and $426,978 was paid for legal counsel expense. The Company received $5,101,036 net proceeds.

On October 20, 2006, the Company entered into another stock purchase transaction with Vision Opportunity Master Fund, Ltd., Nite Capital LP, and Ijaz Malik by issuing 877,664 shares of series B convertible preferred stock for an aggregate of $2,404,800 in gross cash proceeds. Pursuant to the Purchase Agreement, 877,664 Series A Warrants, 438,833 Series B Warrants, 798,938 Series J Warrants, 798,938 Series C Warrants and 399,469 Series D Warrants were issued to the private placement investors. Simultaneously, $235,000 of gross proceeds were reimbursed to the private placement agent and $10,000 of gross proceeds were paid to transfer agent respectively. The Company received $2,159,800 net proceeds.

On May 15, 2007, Vision Opportunity Master Fund, Ltd. exercised 1,094,891 shares of Series J Warrants at $2.74 per share. The Company received $3,000,000 cash gross proceeds. In consideration of exercise of Series J Warrants, 1,094,891 new Series E Warrants and 109,489 Series G Warrants were issued to Vision and placement agent Kuhns’ Brother respectively. Pursuant to the financial advisory agreement between the Company and the placement agent Kuhns’ Brother, the Company totally reimbursed $268,868 of the gross proceeds to placement agent. $146,374 was paid for legal counsel expense. The Company received $2,587,759 net proceeds.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

On September 7, 2007, the Company entered into a securities purchase agreement with a series of private placement investors leading by Vision Opportunity Master Fund, Ltd. for a sale of 8,340,762 shares of the Company’s common stock. The Company generated an aggregate of $18,766,700 gross proceeds. Simultaneously, the Company entered into a Warrant Purchase Agreement, Amendment and Waiver (“WPA”) with the holders of its outstanding Warrants and Series B Preferred Stock, who acquired those securities by private placement in September and October of 2006. Pursuant to the WPA, all of the Series A and Series B Warrants issued in 2006 were purchased back by the Company for $3,500,000; the exercise price of Series C Warrants was changed to $3.375; all of the Series D Warrants was purchased for a purchase price of issuing additional 770,897 shares of Series B preferred Stock; all of the outstanding Series J and Series E Warrants were cancelled; additional 271,074 Series F Warrants and 271,074 Series R Warrants were issued respectively. Among the $18,766,700 cash gross proceeds, $3,500,000 was used to purchase back the Series A and Series B Warrants issued in 2006 from private placement investors; $1,241,805 was reimbursed to the placement agent Roth Capital, including the out-of-pocket expenses, and $232,028 was paid for legal counsel expense. The Company received $13,792,867 net proceeds.

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to purchase Shell	(675,000)	-	-	-
Commission to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal counsel expense	(426,978)	-	(146,374)	(232,028)
Paid to Transfer Agent	-	(10,000)	-	-
Used to purchase Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at December 31, 2007.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	24,877,271
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,971,859
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	3.84	60 Months	9/6/2011	241,708	0.70
Series C Warrants	3.38	60 Months	9/6/2011	3,083,589	0.81
Series F Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Series G Warrants	3.84	48 Months	9/6/2011	109,489	0.44
Series R Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Outstanding Option	3.00	48 Months	11/1/2010	100,000	0.92

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	Warrants A	Warrants C	Warrants F	Warrants G	Warrants R	Outstanding Option
Weighted-average fair value of warrants	0.70	0.81	0.20	0.44	0.20	0.92
Strike price	$3.84	$3.38	$4.84	$3.84	$4.84	$3.00
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%
Expected volatility	40.00%	40.00%	40.00%	40.00%	40.00%	40.00%
Years to maturity	5.00	5.00	3.00	4.00	3.00	4.00

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

The company had two acquisitions during 2006 consisting of the purchase of (1) Zhanggiakou City Xiahuayuan Jinli Gas Co., Ltd., and (2) Yuxian Jinli Gas Co., Ltd.

On December 13, 2006, the Company, through its Beijing Gas subsidiary, acquired all the capital stock of Zhanggiakou City Xiahuayuan Jinli Gas Co., Ltd. from Jieli Ma and Wei Zhang for a purchase price of RMB 2,000,000 (approximately $258,000) in cash. Jieli Ma and Wei Zhang were individual shareholders who originally owned 100% equity of Zhanggiakou City Xiahuayuan Jinli Gas Co., Ltd. Jieli Ma and Wei Zhang were spouses, and both of them did not have any relationship with the Company.

On December 13, 2006, Beijing Gas acquired all the capital stock of Yuxian Jinli Gas Co., Ltd. from Jieli Ma and Wei Zhang for a purchase price of RMB 9,500,000 (approximately $1,227,000) in cash. Jieli Ma and Wei Zhang were individual shareholders who originally owned 100% equity of Yuxian Jinli Gas Co., Ltd. There was no minority interest transaction involved in the 2006 acquisitions.

The following tables are the condensed balance sheets of Xiahuayuan Jinli Gas and Yuxian Jinli Gas as of December 13, 2006

Xiahuayuan Gas and Yuxian Gas
Condensed Balance Sheets
As of December 13, 2006

	Xiahuayuan	Yuxian	Total
Assets
Current Assets
Other receivables	$-	$2,689	$2,689
Non-Current Assets
Property, plan, & equipment, net	287,197	885,091	1,172,288
Construction in Progress	-	347,683	347,683
Total Assets	287,197	1,235,464	1,522,661

Liabilities
Current Liabilities
Accounts payable	-	27,863	27,863
Tax Payable	10,219	439	10,658
Other payables	463	1,616	2,079
Total Liabilities	10,682	29,918	40,600

Net Assets	$276,515	$1,205,546	$1,482,061

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

			Goodwill /
	Acquisition Price	Net Assets	(Assets write down)
Xiahuayuan Gas	$258,000	$276,515	$(18,515)
Yuxian Gas	1,227,000	1,205,546	21,454
Total	$1,485,000	$1,482,061	$2,939

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

On June 20, 2007, the Company, through its Beijing Gas subsidiary, acquired 100% interests in Guannan Weiye Gas Co., Ltd. for RMB 7,000,000 (approximately $987 thousand) by cash, among which $562,968 was used to settle Guannan Gas’ outstanding loans, so that Guannan Gas became a wholly-owned subsidiary of the Company. Guannan Gas is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan includes all of the assets and customer relationships of Guannan Gas, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning from June 29, 2007.

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

The following tables are the condensed balance sheets of Chenguang Gas and Guannan Gas as of December 31, 2006.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

Chenguang Gas and Guannan Gas
Condensed Balance Sheets
As of December 31, 2006

	Chenguang	Guannan	Total
Assets
Current Assets
Cash and cash equivalent	$484,653	$1,207	$485,860
Other receivables	533,501	-	533,501
Inventory	89,806	61,987	151,793
Non-Current Assets
Property, plan, & equipment, net	2,569,684	537,953	3,107,637
Construction in progress	713,119	-	713,119
Total Assets	4,390,762	601,147	4,991,909

Liabilities
Current Liabilities
Loans	255,836	562,968	818,804
Other payables	1,911,214	1,207	1,912,421
Total Liabilities	2,167,050	564,175	2,731,225

Net Assets	$2,223,712	$36,972	$2,260,684

		Proceeds used to settle
	Acquisition Price	Loans	Net Assets	Goodwill
Chenguang Gas	$3,350,000	$-	$2,223,712	$1,126,288
Guannan Gas	987,000	562,968	36,972	387,060
Total	$4,337,000	$562,968	$2,260,684	$1,513,348

The following tabulations were retroactive restatements of pro forma consolidated balance sheets as of December 31, 2007 and 2006, and the statements of income for the years then ended. The retroactive restatements were based on the assumption that the acquisitions of Chenguang Gas and Guannan Gas were made at the beginning of 2006 for the purpose of trading and comparative analysis.

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

Pursuant to paragraph 26 of SFAS 154, the Company disclosed the stock compensation transaction as follows:

On November 2, 2006, the Company granted 100,000 stock options to the investors relation firm, CCG Elite at a cost $92,468 which was charged to other expense in the income statement and was credited to accrued liabilities. The incorporation of this stock transaction has the impact of decreasing the current year’s net income by $92,468 or $0,0037 per share using the weighted average of 24,877,271 shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States.

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

Pursuant to the warrants purchase agreement related to 2006 private placement financing transactions, the Company was required to reach $5.7 million and $7.9 million net income target for the fiscal years ended 2006 and 2007 respectively. However, the Company did not meet the stipulated 2006 and 2007 net income target and therefore incurred certain contingent liabilities. The Company has issued 321,168 shares make good common stock to investors in July 2007 in compensation of not attaining the 2006 net income target; this common stock issuance transaction of $321 being a charge against additional paid in capital, has been recognized in the 2007 financial statements. The Company is also liable to issue another 1.2 million shares make good common stock to the accredited investors in 2008 in compensation of not attaining the 2007 net income target.