Form 10-K
period 2008-12-31
Sino Gas International Holdings, Inc.
filed 2009-03-31
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☒

 The aggregate market value of the 9,924,431shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $13,397,981 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.35 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 30, 2009, the Registrant had  25,269,313 shares of common stock outstanding.

TABLE OF CONTENTS

		PAGE
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities	26
Item 6	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	40

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	40
Item 11.	Executive Compensation	43
Item 12.	Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46

	PART IV

		47
Item 14.	Principal Accounting Fees and Services	50
Item 15.	Exhibits, Financial Statement Schedules
	Signatures	51

PART I

Item 1.  Business

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 27, 2009, $1.00 = 6.8302yuan.

“Sino Gas,” “we” and “the Company” refer to Sino Gas International Holdings, Inc. and our subsidiaries or, as context requires, Sino Gas International Holdings, Inc. alone. “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, “2008”, “2007” and “2006” refer to the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (“PRC”), through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries.

We currently own and operate 37 natural gas distribution systems serving approximately 100,900 residential and 5 industrial customers. Our facilities include approximately 710 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 89,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2008	2007
Total gas distributed and supplied (US$ millions)	12.2	7.3
Distribution network (km)	710	660
Number of industrial customers	5	5
Number of residential customers	100,900	87,500

We own and operate natural gas distribution systems in small and medium sized cities in Hebei, Jiangsu, Jilin and Anhui Provinces in addition to natural gas distribution systems in the suburbs of Beijing. Beijing is not a province but a municipality directly under the jurisdiction of China’s State Council and has many urban districts in the suburbs.

We generate revenues in two ways: (i) connection fees for the interconnections to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

	At and for the year ended December 31
	2008		2007
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	9.3	(43)%	13.0	(64)%
Gas sales	12.1-	(57-)%	7.3	(36)%
Other sales	—		—

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

	For the year ended Dec 31
(US$ millions)	2008	2007
Gas costs	11.1	6.4
Connection costs	2.9-	3.1

We buy natural gas for distribution in two forms: (i) compressed natural gas (“CNG”); and (ii) liquefied natural gas (“LNG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to the point of distribution or consumption. Typically CNG is compressed under - pressure to less than 1% of its volume and transported at normal temperature, while LNG is natural gas that has been converted temporarily to liquid form for ease of storarge or transport, which can take up about 1/600th the volume.. The key difference is that CNG is in compresed form, while LNG is in liquefied form. CNG has a lower cost of production and storage compared to LNG as it does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km from  the natural gas supplierand we transport LNG to a city if it is located more than 300 km away from  the natural gas supplier. Approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our business is generally affected by two seasonal factors: First, between December and March, the cold weather in northern China makes construction very difficult. For a given gas distribution project, to avoid running into this time period, we generally start the process of pipeline installation, which has a duration of six to eight months, in April so as to complete the process before December. As a result, our revenues from connection fees are higher in the third and fourth quarter than that in the first and second quarters. Second, gas sales in winter are generally higher than in summer, as our customers tend to consume more natural gas for heating purposes.

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

As of March 27, 2009, our corporate structure is set forth below:

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

Organizational History of Sino Gas

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

On April 22, 2008, we entered into an agreement with the Qujing Development Investment Co., Ltd. a PRC state-owned company and Yunnan Investment Group Co., Ltd, also a PRC state-owned company, to set up Qujing Gas Co. Ltd to operate in the City of Qujing, Yunnan Province (the “Qujing Gas”). The Company will hold a 39% equity interest in Qujing Gas. The initial registered capital of the Qujing Gas is RMB 30 million (U.S.$4.29 million). This acquisitions is not with related parties.

On April 23, 2008, the Company entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan”), for a purchase price of RMB 32.6 million (U.S.$4.66 million). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. This acquisition is not with related parties.

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 68.0%, 22.3%, 7.1% and 2.6%, respectively, of the PRC's total energy consumption. In 2005, the ratios were 68.9%, 21.0%, 7.2% and 2.9% respectively. In 2006, the ratios were 69.4%, 20.4%, 7.2%, and 3% respectively. Based on the PRC government’s Eleventh Five Year Plan (2006-2010), the ratios of coal, crude oil, hydro-electricity would change to 66.1%, 20.5%, and 6.8% respectively, while that of natural gas would increase to 5.1%. Natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for low percentage of final consumption. In 2005, non-production consumption of natural gas was around 7.9 billion cubic meters, which was only a little over 15% of total natural gas consumption that reached to 47.9 billion cubic meters (Source: National Bureau of Statistics of China).

The PRC's heavy reliance on coal is out of line with world consumption rates for the same time period, which was 26.5% in 2005 (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. The latest air pollution study conducted by the Blacksmith Institute shows that in 2007 two of the 10 most polluted cities in the world are located in the PRC (Source: http://www.blacksmithinstitute.org). As such, there have been serious environmental concerns in many countries around the world and resulted in a global trend to reduce coal usage.

Recognizing the serious problems caused by heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly, forms of fuel, such as natural gas. In consideration of such trends, the PRC set out a policy to raise the share of natural gas in the country's energy mix in its Ninth 5-Year Plan (1996-2000).  At the local government level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits. Before 2000, the gas distribution had principally been served by local municipal governments. Since then, the industry has been open to private sector, whose investments have fostered the wide use of natural gas in the PRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for  about 3 % of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (“NDRC”), the consumption of natural gas as increased from 24.5 billion cubic meters in 2000 to 47.9 billion cubic meters in 2005, which represented an average growth of 14.35% per year. According to a research report by Merrill Lynch, demand for natural gas will increase from 16 billion cubic meters in 2005 to 70 billion cubic meters in 2020, representing a compounded annual growth rate of 10.3%.

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

Natural Gas Suppliers

The natural gas supply in China is dominated by the three large state-owned oil and gas holding companies, namely China National Petroleum Corporation Group (“PetroChina”), China Petroleum and Chemical Corporation Group (“Sinopec”), and China National Offshore Oil Corporation Group (“CNOOC”). In 2006, production by CNPC, Sinopec and CNOOC accounted for 73.7%, 14.1% and 12.2%, respectively  of the total national production. CNPC and Sinopec own and primarily operate onshore pipelines while CNOOC owns and operates virtually all off shore pipelines (Source: The Institute of Energy Economics of Japan).

Natural Gas Distributors

Before 2000, natural gas distribution had been principally served by local municipal governments. Since then, the natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC. In large cities where the population exceeds 100,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 100,000, natural gas distribution is carried out by many privately owned companies, most of which operate in just a few locations.

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

The processing station is usually located on the outskirts of an operational location for safety reasons and it provides certain ancillary facilities, including  the addition of bromine to the gas to enable the detection of leakages when the gas is transmitted through the pipelines, and storing the gas under high, medium or low pressure to be used as reserves for future unexpected fluctuation in demand.

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

Our Strategy

Our strategy involves: (i) expanding our presence in smaller cities; (ii) acquiring existing gas distribution systems and/or franchises; and (iii) expanding our business upstream by developing and maintaining pipelines that connect China’s East-West Gas Pipeline with the cities where we have our gas stations or where other distributors own distribution networks.

(i) Expand Our Presence in Smaller Cities by Obtaining Additional Exclusive Franchises. We have focused on small (with urban population in the city proper of less than 100,000) and medium sized (with urban population in the city proper of less than 300,000) cities, generally near a larger metropolitan area where there is little competition to obtain a franchise, and where our franchise grants us exclusivity. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements in negotiating with the cities.  These smaller cities urgently need to provide their citizens with energy and usually do not have the leverage of very large cities, which can attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such city. Usually, our franchises are for a period of 25 to 30 years. Since our founding, we have successfully obtained 27 franchises in small and medium sized cities, of which 25 have already developed and 2 are still under development. In 2008, we were able to secure one development project.

(ii) Acquire Existing Franchises and Gas Distribution Networks to Facilitate Growth. Our expanded presence in small and medium sized cities was accomplished not only by securing franchises and developing gas distribution networks ourselves but also by acquiring existing franchises and networks from other operators. We believe acquisitions will provide us opportunities for growth as well as enable us to explore opportunities in bigger cities (with urban population in the city proper of more than 300,000). Normally we target companies that have valuable assets and market prospects with strategic locations.

 (iii) Expand into Upstream Business. We currently develop gas distribution networks which deliver gas from our storage station in a particular city to residential or industrial customers in that city. We do not have pipelines that connect the national main pipeline that runs across China from the West to the East with the cities where we our customers are located. We have to deliver the gas we purchase from the main pipeline operator to our gas storage facilities in different cities by trucks. We intend to expand into the upstream business by developing regional distribution networks to connect the West-East main pipeline with cities that are not located near the passageway of the national main pipeline. By developing and maintaining regional pipelines, we believe we can deliver natural gas to our customers more efficiently and with potentially higher margins. In addition, such regional distribution networks can be used by other gas distributors along the pipelines, which will add potential revenue sources for us. As the development of such regional networks require a significant capital outlay, we intend to start exploring such projects after we are able to raise a significant amount of funds in the future.

(iv) Raise Additional Capital . We are in a capital-intensive business due to the fact that a major part of our activities is to build local natural gas distribution networks which requires larger capital outlay.

Although the connection fees we charge our customers provide us with the needed capital for building local natural gas distribution networks to a large degree, they may not provide sufficient capital if we carry out the acquisitions and upstream expansion as we have planned. Our growth will, therefore, depend on our ability to raise additional funds. We anticipate using our financing strategy as a competitive tool. Our goal is to duplicate the type of financing and related financial instruments used by utilities in the United States, including the issuance of subsidiary level, non-recourse debt, preferred stock and holding company fixed income issuances. Such a financing plan would not only give us a favorable cost of capital, but enhance investor returns and keep investor dilution at a minimum.

Competitive Advantages

We believe we have the following competitive advantages:

(i) Better Relationships with Natural Gas Suppliers. We have been able to develop good relationships and therefore secure contracts with t large state-owned natural gas producers such as SinoPec and PetroChina. These contracts have ensured a stable supply of natural gas for us.

(ii) Experienced Management and Technical Personnel. We have a team of senior executives who are industry experts in managing larger Chinese petroleum and/or gas companies with scores of years of combined experience in running our company or managing businesses in our industry. Our founder and Chief Executive Officer, Mr. Yuchuan Liu, is a natural gas industry expert with over 20 years experience in senior management positions at PetroChina and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhicheng Zhou, served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Our Chief Engineer, Mr. Shukui Bian, is one of the draftsmen of the PRC national standard for urban gas supply, and was previously the chief executive officer of the First Oil Extraction Plant of North China Oilfield. Our company was one of the earliest to engage in the natural gas distribution business in small and medium sized cities, and thus having gained significant experience in this market segment.

(iii) Experienced Sales and Marketing Team. Our sales and marketing team has gained significant experience in working with local governments and identifying potential markets in small and medium sized cities. Due to their effort, we have won franchises for 27 locations.

 (iv) US Capital Markets Access. By becoming a US public company, we have gained access to size and efficiency of the US capital market. We will be able to raise funds, as we have done, for our expansion and growth, albeit our ability to raise funds in the US is a limited one because we have not been listed on any major US national stock exchanges. Very few Chinese companies that are in the natural gas distribution business have become US public companies.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for connecting to the pipelines in our natural gas distribution systems which we have constructed, and fees for natural gas we charge our customers based on usage.

We recorded connection fees in the amounts of $9.29 million and $12.97 million for the fiscal years ended December 31, 2008 and 2007, respectively, constituting 43% and 64% of total revenues for those years. Sales of natural gas were $12.16 million and $7.29- million for the fiscal years ended December 31, 2008 and 2007, respectively, constituting 57% and 36% of the total revenues for those years.

Connection Fees

We charge our real estate developer customers a flat connection fee for the installation of gas lines to each of their apartments or housing units. The level of connection fees varies among operational locations and is determined based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and is approved by the relevant local state price bureau. The average of these connection fees for the company in 2008 was approximately $346.90 per household. For industrial customers, the connection fee is determined based on the facility capacity (on a cubic meter per day basis 300 RMB per cubic meter). Should additional capacity be needed, these customers are required to pay additional connection fees for the additional capacity installed. Connection fees are usually paid in installments, with 30% within certain days set out in the contracts after the start of each project, 30% at milestones set out in the contracts, 30% upon completion and 10% guarantee which is paid after one year. Connection fees generally provide a 60-80% profit margin. The rates of connections fee are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal or greater than 20%, we will negotiate with local governments for an increase and local governments usually agree to increase our connection fees under such circumstances. Our average connection fee per household is about $345 and the connection fees in most cities are very close to that average. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

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

Based on the findings of the investigation, our business development team will decide whether to make a recommendation to management for approval to proceed with discussions and negotiations on a new project. We have conducted dozens of preliminary evaluations since our inception in 2003. We have an aggregate of 37 completed or partially completed operational locations.

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

Research and Development

We have eight full-time employees engaged in the company-sponsored research and development efforts. These employees specialize in the fields of energy, mechanical and electronic engineering. For the fiscal year ended December 31, 2008 and 2007, we spent approximately $1,067,000 and $1,013,400, respectively, on R&D activities. Areas that are targets of our ongoing research and development activities include:

•	Methodology and practices to increase operating efficiency and safety standards.

•	Expansion of the applications for natural gas, such as gas-fuelled air conditioners, washing machines and dryers, and the use of CNG in motor vehicles.

•	Improvements in gas storage and transportation systems, especially the reduction of the size of the storage facilities.

Sales and Marketing

Our main sales office, which is located in Beijing, has three staff led by the Vice President of Marketing and is responsible for managing our overall sales policies and devising our marketing strategy. They are responsible for developing and maintaining accounts with major industrial customers and large real estate developers. They regularly visit potential customers and conduct meetings with them to determine if demand exists and to introduce the advantages of using natural gas.

We have approximately 25 sales and marketing staff at our operational locations who target residential customers by working with local neighborhood committees and government agencies. In addition, they coordinate with our national office in targeting industrial customers and local developers. We establish a project company at each operational location and the local sales and marketing team for each project company works together with the main office team to structure an appropriate plan accommodating the specific needs and circumstances of the operational location. Our marketing team plays an active role in lobbying the relevant government authorities during the negotiation stage.

The sales and marketing team is responsible for our company image and brand building, as well as promoting the advantages and concept of using natural gas as a necessary part of modern day life. Once established, a project company will implement a series of promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in an operational location. At the same time, the project company begins to actively seek out potential customers in the operational location and negotiate the terms of supply contracts with the aim of entering into supply contracts with such customers as soon as possible.

Our Customers

We have two principal types of customers: (i) residential customers and (ii) industrial customers.

Residential Customers

Natural gas is primarily used by residential owners for cooking as well as water and space heating. We market directly to property developers, government departments and organizations, private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development (new or existing, owned by such entities or their respective employees). These entities are responsible for making, or they coordinate with the end users to facilitate our efforts in collecting the advance payment of connection fees, while gas usage charges are paid by the individual end users. For new residential developments, connection fees are usually paid in installments, with 30% paid within certain days set out in the contracts after the start of each project , 30% paid at milestones set out in the contracts, 30% paid upon completion, and the final 10% guarantee generally used for retention  for quality warranty to the developer, which is normally received after one year.

We also perform gas connection services to existing buildings formerly without piped natural gas supplies. Representatives of the buildings will consult individual households as to whether they wish to have piped natural gas supply and coordinate the collection of connection fees from the end users on our behalf. Both connection fees and gas usage charges are payable in advance by the individual end users. We build pipelines to connect these customers to our gas storage facilities and supply gas at market price after receiving payment. The inlets that are located inside the home and gas appliances are owned by the end users, with one-year quality guarantee by us. We maintain the pipelines outside the end user’s homes. The contracts are generally renewable on a yearly basis.

At present, we have approximately 405 master supply agreements for the supply of gas to 100,900 end users in Beijing Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2008	2007
Baishan Zhongfang Real Estate Development Co. Ltd.	3.2%	-%
Tonghua Tongsheng Real Estate Development Co. Ltd.	3.2%	-%
Beijing Zhenshi Real Estate Co.	2.9%	-%
Oriental Sun-Town Real Estate Co.	5.3%	-%
Tongshan Shunda Real Estate Development Co.	3.1%	-%
Total	17.7%	-%

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

The table below presents information about our industrial customers for the periods indicated:

	Percentage of Sales Fiscal year ended December 31,
Customers	2008	2007
Hebei Zhong Gang Steel	25.23%	30.4
Huabei Machine Factory	3.97%	2.88%
Hebei Ji Heng Yuan	3.48%	0.76%
Tang Shan Chang Sheng	2.01%	4.00%
Elite (Lang Fang) Textile	0.88%	0.90%
Total	35.57%	38.94%

During the fiscal year ended December 31, 2008, our largest two customers were Heibei Zhong Gang Steel and Huabei Machine Factory.

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Purchase of natural gas represented 79.3-% and 67.1% of our total costfor the fiscal years ended December 31, 2008 and 2007, respectively. Generally, approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhong Yuan Lu Ye Advanced Technology Ltd. Co. (“Henan Zhong Yuan”), a subsidiary of SinoPec. Historically, we have purchased majority of our CNG from North China Oilfield and 100% of our total purchases of LNG from Henan Zhong Yuan.

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

The wholesale price of natural gas is agreed upon between the suppliers and us with reference to the wellhead price which is determined by NDRC with approval from the PRC State Council, distance of transportation, purification fees and the supplier’s operating costs. The wellhead price of natural gas is with a 10% allowance for upward or downward adjustments as a result of negotiations between suppliers and distribution companies, such as Beijing Gas. Generally, we are only required to pay for the actual quantity purchased and there is no penalty should we purchase less than the stated amount.

Piping, Machinery and Equipment

Piping, machinery and equipment constitute 60-70% of our construction expenditure. We purchase such supplies through a bidding process which is administered by the procurement committee. Potential suppliers are evaluated on their proposed terms including technical specifications, price, payment terms and post-sale services and the procurement committee keeps a scoring system based on these parameters. After validation of the various suppliers’ service and capabilities for stable supply, we acquire the needed materials and parts from the supplier offering the best terms.

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

In 2008, we purchased approximately $4,625,000 of pipes, machinery and equipment.

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

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared to the 37 natural gas distribution systems that we operate.

Based on the division of the administrative districts in the PRC as of December 31, 2005, it has been estimated that there are approximately 2,862 smaller cities in the PRC with urban dwellers in the city proper between 100,000 to 300,000. Among them, approximately 800 smaller cities have the potential to be supplied with natural gas and over 100 smaller cities have already been supplied with natural gas. Among the over 100 smaller cities where natural gas is already available, Beijing Gas is the distributor to 27 of them, and, therefore, we believe we have the largest market share among our peer businesses that target the natural gas market among smaller cities.

We believe we compete with the following companies directly:

	Ticker	07 Revenue (in $millions)	07 Net Income (in $millions)
Towngas China Co., Ltd (Panva Gas)(1)	1083.HK	565	26
Xinao Gas Holdings Ltd(2)	2688.HK	738	65

China Gas Holdings Limited(3)	0384.HK	327	15
Zhengzhou Gas Co. Ltd(4)	3928.HK	132	19

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

(3) China Gas Holdings Limited (China Gas) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment, operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (LNG) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

(4) Zhengzhou Gas Company Limited is an investment holding company. The Company is principally engaged in the sales of natural gas, pressure control equipment and gas appliances to customers, and the construction of gas pipelines and the provision of repairs and maintenance of gas pipelines services. The gas appliances available for sales include gas stoves, water heaters and wall-attached stove.

Safety and Quality Control

Safety Control

We are focused on safety, have implemented a safety system and have set up a safety department to oversee safety issues for all of our operations. We carry out routine inspection of the branch pipelines, customers’ inlets, gas meters and gas appliances at the customers’ premises twice annually. These semi-annual inspections are free unless major repairs are required in which case we charge the customers for labor, replacement parts and other materials used for the repairs.

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

Government Regulations

Pricing Regulations

We purchase natural gas from natural gas wholesalers, which are state-owned enterprises and which must comply with PRC natural gas pricing regulations. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to the suppliers of natural gas is comprised of three components, the wellhead price, the pipeline transportation tariff and the purification fee. The wellhead price is fixed by NDRC, and is currently set at $0.12 per cubic meter with a 10% allowance for upward or downward adjustments for negotiation between suppliers and distribution companies. The pipeline transmission tariffs are determined by reference to the investment costs of the relevant long distance pipeline, depreciation, wear and tear and the distance of delivery. The purification fee is based on the actual purification costs of the suppliers. Both the pipeline transmission tariffs and the purification fee must also be approved by the NDRC.

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

As of March 27, 2009, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We are still in the process of getting natural gas distribution permits for three of our projects. We believe failure to obtain such permits in time for those projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security effective in May 1991.  According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by relevant local authorities. As of December 31, 2008, most of our project companies have received such certificates. There are six project companies that are still in the process of obtaining such certificates. We believe failure to obtain such certificates in time for those projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project location should obtain an environmental assessment report which asses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of March 27, 2009, most of our project companies have obtained such reports. We are still in process of obtaining such reports for five project companies. We believe failure to obtain such reports in time for those projects will not have a materially adverse effect on our operations.

Income Taxes

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. Beijing Gas is in the natural gas industry, whose development is encouraged by the government. However, PRC income tax regulations provide that any company operating in the natural gas industry enjoys a favorable tax rate. In addition, Beijing Gas has been approved as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under these policies, Beijing Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter will be entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income is subject to a reduced tax rate of 7.5% from 2005 to 2007. Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether the enterprise is domestic or foreign.  However, the PRC government has established a set of transition rules to allow enterprises that had already began to enjoy tax exemptions prior to January 1, 2008 to continue enjoying the tax exemptions until fully utilized. The subsidiaries of Beijing Gas are subject to the effective rate of 15% - 25%. A majority of income is earned by Beijing Gas.

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

Employees

As of March 31, 2009, we had approximately 534 full-time employees, including approximately 65 management personnel, 59 technicians, 42 engineers and 19 research and development personnel. One employee holds a doctorate degree, 3 employees hold a master’s degree, and 125 employees hold a bachelor’s degree.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. The social insurance we paid in 2008 and 2007 is shown below:

	At and for the year ended December 31,
	2008 (in USD)	2007 (in USD)
Amount of social insurance	212,327	233,113

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the shares of common stock.

Risks Related to Our Business

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

We are dependent on supplies of natural gas to deliver to our customers.

The basic business model of our business is to purchase natural gas from our suppliers, and sell such natural gas to our industrial and residential customers for a profit.

As we do not own natural gas reserves, we depend on natural gas supply from a small number of suppliers. While we typically enter into multiple-year gas supply contracts with our suppliers, the supply contracts are subject to review every twelve months. If key terms of these supply contracts are changed after the annual review, or if our suppliers breach any of the key terms of the supply contracts, we will not be able to deliver the natural gas to our customers. While we have not experienced any shortage of supply in the past, we cannot assure you that natural gas will continue to be available to us. In the event that our current suppliers are unable to provide us with the natural gas we require, we may be unable to find alternative sources, or find alternative sources at reasonable prices. In such an event, our business and financial results would be materially and adversely affected.

The price of natural gas is subject to uncertain government regulations and market conditions.

The price of natural gas is subject to uncertain government regulations and market conditions in the PRC which are subject to change or fluctuations. While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we can not assure you that the price of natural gas will not vary significantly in the future. Numerous factors, most of which are beyond our control, drive the price and supply of natural gas. Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations. The war in Iraq and uncertain international political conditions could drive the price of natural gas upwards, thus reducing our profit margins in selling the natural gas to our customers. Any production restrictions imposed by OPEC on crude oil and natural gas could also reduce the inventory of the natural gas and drive the price upwards, reducing our profits. The price at which we sell to customers will be subject to approval by the Chinese government and is thus heavily regulated. Although in the past three years there were no significant changes in regulations, we cannot assure you this will be the case in the future. Any change in PRC governmental regulations such as labor law regarding the minimum wage could materially and adversely affect our profits.

Our success depends on our ability to identify and develop operational locations and negotiate and enter into favorable franchise agreements with local governments at the operation locations.

Our success depends on our ability to identify new operational locations in small-and -medium-sized cities in China and negotiate and enter into favorable franchise agreements with local governments that grant us long-term exclusive right to develop the natural gas distribution network and supply natural gas in the operational location. Our failure to identify and develop new operational locations and obtain the exclusive rights to be the developer of natural gas distribution networks and distribute natural gas in such operational locations would curb our revenue growth and may adversely impact our financial condition and operating results.

Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with large quantity of end users.

Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with a large quantity of end users. Our failure to obtain large industrial supply contracts and master residential supply contracts with a large quantity of end users will adversely affect our ability to generate revenue and our growth potential and may adversely impact our financial condition and operating results.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our business is capital intensive. Our continued growth is dependent upon our ability to generate more revenue from our existing distribution systems and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund the construction and installation of the natural gas distribution network for our customers under existing contracts and for new customers. In order to expand our operation, we expect that we will need additional financing for acquisition and expansion in terms of debt financing or equity financing. Our ability to obtain needed financing at any time may depend on a number of factors, including our financial condition and results of operations, the condition of the PRC economy and the natural gas industry in the PRC, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability.

We may not be able to effectively control and manage our growth.

From August 2003 to December 2008, we have entered into 27 franchise agreements with 27 local government to provide natural gas to certain newly developed residential communities, and we expect that we will secure more of such franchise agreements in the years to come.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding natural gas distribution network and service offerings and in integrating acquired businesses with our own. Our business expansion has resulted, and will continue to result, in substantial demands on our management, operational, technological and other resources. To manage and support our growth, we must improve our existing operational, administrative and technological systems and our financial and management controls, and recruit, train and retain additional qualified technical and management personnel as well as other administrative and sales and marketing personnel, particularly as we expand into new markets. We cannot assure you that we will be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified technical and management personnel and integrate new communities into our operations. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse impact on our financial condition and results of operations.

The nature of our natural gas operations is highly risky and we may be subject to civil liabilities as a result of our business of gas operations.

Our natural gas operations are subject to potential hazardous accidents to the gathering, processing, separation, storage and delivery of natural gas, such as pipeline ruptures, explosions, product spills, leaks, emissions and fires. These potential hazardous accidents can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in suspension or shutting down of operations at the affected facilities of residential areas. Consequently, we may face civil liabilities in the ordinary course of our business. These liabilities may result in us being required to make indemnification payments in accordance with the applicable contracts and regulations. At present, we do not carry any insurance to cover such liabilities in the ordinary course of our business. Although we have not faced any civil liabilities in the past since we started the current line of business in the ordinary course of our natural gas operations, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may adversely and materially affect our operations and financial condition.

Changes in the regulatory environment could adversely affect our business.

The distribution of natural gas to industrial and residential customers and operation of filling stations are highly regulated in the PRC requiring registrations with the government for the issuance of licenses required by various governing authorities in the PRC. For example, to operate in our line of business, we are required to obtain and maintain licenses such as the Natural Gas Business License and the franchise Business License. In addition, there are various standards that must be met for filling stations including handling and storage of natural gas, tanker handling, and compressor operation which are regulated by the government. The costs of complying with regulations may increase which may in turn harm our business. Furthermore, future changes in environmental laws and regulations in the PRC could occur that could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditure requirement and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

We may not be able to effectively protect our proprietary technology, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. At present, we use an unpatented proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yu-Chuan Liu, and another individual who is not associated with our company. We cannot assure you that we are, and will be able to effectively protect our technology, and our current or potential competitors do not have, and will not obtain or develop similar compression process, the occurrence of either of which could harm our business and competitive position.

Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights or defend us, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, and business prospects.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

At present, we use an unpatented, proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yu-Chuan Liu, and another individual who is not associated with our company. In developing the process, we did not obtain and have not obtained authorization from such individual to use the patented technology. We believe that the technology we use is significantly improved and distinguished from the original patented technology, and any infringement claim related to the original patented technology would be unlikely to succeed. However, we cannot assure you that our assessment is and will be correct. In addition, as litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to natural gas compression technology and related devices and machines patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards to third parties, court orders requiring us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing us from providing gas services to our customers as required by various contracts we entered. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. We commenced our current line of business of offering natural gas to customers in certain cities in China in 2003. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues and profits have grown since we started our current business, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brands, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses;

•
anticipate and adapt to changing conditions in the natural gas utility market in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We do not have key man insurance on our Chairman and CEO, Mr. Liu, on whom we rely for the management of our business.

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yu Chuan Liu. The loss of the services of Mr. Liu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Liu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Liu. We do not carry key man life insurance for any key personnel.

In addition, our future success also depends upon the continuing services of the other members of our senior management team, including our Marketing Director, Zhi Min Zhong; our Vice President and Chief Engineer, Shu Kui Bian; and our Chief Financial Officer, Yugang Zhang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel in our line of business is intense in China, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property equipment insurance does not cover their full value, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are not common and we have never experienced significant failures of our products, we cannot assure you that we would not face such liability in the event of the failure of any of our products. We do not carry any property insurance to cover our real property, natural gas pipelines, storage facilities and equipment, nor do we have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective equipment claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Currently, we provide one year service warranty for the end user equipment, such as gas indoor pipes and gas meters to our customers after we have installed the gas distribution systems and commenced gas supply for them. The warranties require us to repair and replace defective components. Since we started our current line of business, we have received a very limited number of warranty claims for our products that only involved minor repairs and whose costs were negligible (around $250 in total) . Consequently, the costs associated with our warranty claims have historically been very low. Therefore, we have not established any reserve funds for potential warranty claims. However, if we experience any increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Risks Related to Doing Business in the PRC.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of such business.

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including level of government involvement in economic activities, stage of national development, and control of foreign exchange.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly changed, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

We conduct substantially all of our business through our subsidiary, Beijing Gas, established in China. Beijing Gas is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of new laws or regulations, or new interpretation of existing laws and regulations. Beijing Gas and any future PRC subsidiaries are considered foreign invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations governing foreign invested enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The use of natural gas for commercial and residential consumption in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for natural gas. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for natural gas and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In 2007, the People’s Bank of China raised the interest rates again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Beijing Gas is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Utah and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of retained earnings, as determined in accordance with PRC accounting standards and regulations. The “retained earning” has the same meaning under both US GAAP and PRC accounting standards in general, except that under PRC regulations, minimum 10% of net profit after tax has to be set aside as the reserve fund. The upper limit of the reserve fund is 50% of the total registered capital of the Company. Only after such set-aside reserve fund is satisfied, can dividends be paid out of retained earnings. Thus, the impact of such set-aside reserve fund on the Company is the restriction upon the Company’s ability to pay dividends to shareholders. For the most recently completed fiscal year, we have satisfied the set-aside reserve fund requirement and dividends could have been paid out of retained earnings. However, this year, we do not have plans to distribute dividends. Our subsidiary and affiliated entity in China are also required to set aside a 10% of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB (Chinese currency Renminbi) into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiary is unable to receive the revenues due from our operations, we may be unable to pay dividends on our common stock. As of now, we have not attempted to distribute and remit any dividends from our subsidiaries in China and therefore, we have not experienced restrictions.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, the Chinese currency, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 17.1% appreciation of the RMB against the U.S. dollar between July 21, 2005 and Aug 29, 2008. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

The discontinuation of any preferential tax treatment currently available to us and the increase in the enterprise income tax in the PRC could in each case result in a decrease of our net income and materially and adversely affect our results of operations.

The PRC government has provided various incentives to foreign-invested enterprises and domestic companies operating in a national level economic and technological development zone, including reduced tax rates and other measures. For example, Beijing Gas, which is registered and operating in a high-tech zone in Beijing, has been qualified as a “high or new technology enterprise.” As a result, it is entitled to a preferential enterprise income tax rate of 15.0% so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status. Beijing Gas is entitled to a two-year exemption from the enterprise income tax for its first two profitable years of operation, which were 2003 and 2004. Beijing Gas is thereafter entitled to a preferential enterprise income tax rate of 7.5% for the succeeding three years (with an exceptional tax rate of 9.0% for 2005), which will expire on December 31, 2007. However, we cannot assure you that the current preferential tax treatments and the current level of the enterprise income tax enjoyed by our PRC operating subsidiary will continue, and any legislative changes to the tax regime could discontinue any preferential tax treatment and increase the enterprise income tax rate applicable to our principal subsidiaries in the PRC.

Specifically, the PRC Enterprise Income Tax Law, or the EIT Law, was enacted on March 16, 2007. Under the EIT Law, effective on January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and revoke the current tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, the current preferential tax rate of 15.0% applicable to high and new technology enterprises and the current preferential tax treatments for all enterprises (including foreign-invested enterprises) will be grandfathered for a period of five years following the effective date of the EIT Law. The EIT Law applies to all of our PRC operating subsidiaries, including Beijing Gas, which is currently both a high and new technology enterprise and a foreign-invested enterprise. Any future increase in the enterprise income tax rate applicable to our PRC operating subsidiaries or other adverse tax treatments, such as the discontinuation of preferential tax treatments, would have a material adverse effect on our results of operations and financial condition.

Dividends payable by us to our foreign investors may become subject to withholding taxes under PRC tax laws.

Under the EIT Law, dividends payable to foreign investors which are “derived from sources within the PRC” may be subject to income tax at the rate of 20% by way of withholding. Since we are a holding company and substantially all of our income will come from dividends that we receive from our PRC subsidiaries, dividends that we declare from such income may be deemed “derived from sources within the PRC” for purposes of the EIT Law and therefore subject to a 20% withholding tax. While the EIT Law stipulates that such taxes may be exempted or reduced, since no rules or guidance concerning the new tax law have been issued yet, it is unclear under what circumstances, and to what extent, such tax would be exempted or reduced. One example of a limitation on the 20% withholding tax is the way in which, pursuant to a treaty for the avoidance of double taxation, income tax levied by the PRC authorities on U.S. investors may not exceed 10% of the gross amount of the dividends, provided that we are deemed to be a PRC resident enterprise under the new tax law. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, the value of your investment in our common stock may be materially and adversely affected.

Gains on the sales of our shares may become subject to PRC income taxes.

Under the EIT Law, our foreign corporate shareholders may be subject to a 20% income tax upon any gains they realize from the transfer of their shares, if such income is regarded as income from “sources within the PRC.” What will constitute “sources within the PRC” and whether or not there will be any exemption or reduction in taxation for our foreign corporate investors, however, are unclear since no rules or guidance concerning the new tax law has been issued yet. If our foreign shareholders are required to pay PRC income tax on the transfers of their shares, the value of your investment in our common stock may be materially and adversely affected.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents, have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.

In October 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC”, intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. Gas (BVI) is deemed a SPC under these SAFE regulations. As such, our shareholders who are PRC residents, must comply with the registration and disclosure requirements provided under the SAFE regulations. Mr. Yu Chuan Liu, our Chairman and Chief Executive Officer, has completed the registration with the SAFE and has been issued a SAFE certificate was issued by SAFE to Beijing Gas in August 2006. We have determined that there are about a dozen of additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise. In addition, we have agreed with the Investors of this round of financing that within ninety (90) days of the closing such additional shareholders will file registration with SAFE, and obtain SAFE certificates. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

In 2002, a breakout of SARS in China and other parts of Asia resulted in major disruptions to the economy of China and Asia. A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of the Company’s revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the United States and nearly all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us and our officers and some directors in the U.S. or to enforce U.S. Court Judgment against us or the directors or officers in the PRC.

All  of our five directors and all of our officers reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in PRC face significant political, economic and legal risks. The Communist regime in the PRC, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Risks Related to Our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 60.7.% of our Common Stock. Yu chuan Liu, our Chairman, and Chief Executive Officer, beneficially owns approximately 25.8% and Mr. Quandong Sun, a director, beneficially owns 21.3% of our Common Stock. As a result, Mr. Liu and Mr. Sun are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu and Mr. Sun’s interests may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock. Please refer to “Security Ownership of Certain Beneficial Owners and Management” of this Registration Statement for more information regarding beneficial ownership of securities of our management.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary in the PRC. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the over-the-counter Bulletin Board. However, our bid and asked quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

Our Common Stock may be considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, we are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

A large number of shares will be eligible for future sale and may depress our stock price.

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a total number of 12,681,255 shares of Common Stock, including 1,771,074 shares of common stock which are issuable upon (i) exercise of warrants issued to the Placement Agent in the Private Financing, and (ii) shares of Common Stock issuable based on the “Make Good” provisions of the Stock Purchase Agreement. As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

The exercise of certain warrants will dilute the investment by current investors.

Currently our outstanding warrants include: (i) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (ii) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (iii) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, (iv) series F warrants to purchase an aggregate of 271,074 shares of common stock at $4.84 per share and (v) placement agent series R warrant to purchase an aggregate of 271,074 shares of common stock at $4.84 per share. Under the existing warrants, a total of 3,976,933 common shares will need to be issued by us if the warrant holders decide to exercise the warrants. If this happens, the investment of our current shareholders would be significantly diluted.

Item 2.  Properties

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

Set forth below is the detailed information regarding these land use rights registered under the names of Beijing Gas or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of Issuance or Grant	Expiration Date

Beijing Gas	South side of Huang He Road, Cai Yuan Town, Wu Qiao County Wu Guo Yong (2003) Zi Di Chu No. 208	Other commercial use	1,520	November 25, 2003	November 25, 2043

Yu Tian Country Zhong Ran Wei Ye Gas Ltd.	Between East side of Yu Zun West Road and South side of Guan Qu, Yu Tian County Yu Tian Guo Yong (2004) Zi Di No. 097	Industrial use	2,674.5	June 8, 2004	May 21, 2054

Xiahuayuan Jinli Gas Ltd.	East side of Xinchen Road in Xiahuayuan District of Zhangjiakou City	Commercialuse	3,320	, 2047

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

As of December 31, 2008, we own 710 km of high-pressure underground pipeline. We also own and operate 37 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 29 cars, 17 trucks, 47 containers (3000 m 3 ), 5 containers (4500 m 3 ), and 76 containers (300 m 3 ). We also lease two trucks and containers.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. Legal Proceedings

To our knowledge, there is no material litigation pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
September 30, 2006(1)	$0.04	$0.014
December 31, 2006	$5.00	$3.60
March 31, 2007	$11.12	$6.1
June 30, 2007	$8.0	$4.0
September 30, 2007	$6.0	$3.7
December 31, 2007	$4.5	2.75
March 31, 2008	$4.0	$2.10
June 30, 2008	$2.45	$1.35
September 30, 2008	$1.45	$0.77
December 31, 2008	$0.80	0.30
First quarter of 2009 (as of March 27, 2009)	$0.40	0.06

(1) We completed our reverse merger with GAS Investment China Co., Ltd. (“Gas (BVI)”) on September 7, 2006.

As of March 30, 2009, there were 682 holders of record of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential, and industrial customers in small- and medium-sized cities in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.–

Beijing Gas is organized as a holding company with 27 subsidiaries, known as project companies, in four provinces, and four branches offices in Beijing, as shown on the corporate structure chart provided below. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utility, pursuant to which Beijing Gas formed the project company to operate the natural gas distribution project in the operational location. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and it subsidiaries own and operate 37 natural gas distribution systems serving approximately 100,900 residential and five industrial customers. Our facilities include approximately 710 km of pipeline and delivery networks with a daily capacity of approximately89,000 cubic meters of gas. Currently, we are constructing an additional four natural gas distribution systems. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui and Beijing.

Below is our corporate structure:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this annual report regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas. Our connection activities are closely related to the development of the real estate industry in our targeted cities in China, given the fact that almost all of our connection fees are from new residential apartments. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve local residents’ quality of life.

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Recently, the Chinese government has changed its policy and prioritized boosting of the economy . The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. The Chinese government has also decided to inject a stimulus package to boost the overall economy, including allocation of funds for mass housing projects. We have seen signs of recovery of the real estate market in China in recent months.

Even with the current slowdown of the Chinese real estate market, we believe that the future growth trend of the real estate market will not change  because of the continuous urbanization in China.  Therefore, in the next several months, we expect to see the return of growth of household connections, especially in small-to-medium sized cities where the real estate market is at an early developing stage.

Our gas users are composed of industrial and residential users. Gas sales from residential users are much less affected by economic and industrial factors and would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales from industrial users is subject to the operating performance of the end industrial user. Gas sales to our industrial users have increased 41.6% during 2008 as existing users have expanded their production capacity. For our biggest industrial user, Hebei Zhong Gang Co. Ltd, our average daily gas sales were 24,000 cubic meters in 2008. As we develop into more cities, we expect to add one to two industrial users in the coming year if capital requirements are available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 100,000)-to-medium (population between 100,000 to 300,000) sized cities. We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered major growth components of the company. The current world wide financial crisis has created pricing opportunities for us to acquire projects at attractive prices.

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

China’s energy market is highly regulated by the government, with regard to purchase price and sale price of natural gas. Whenever there is an adjustment to purchase price by the government, gas distributors would increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind that in the international markets, which has soared in the past year. The Chinese government has seldom adjusted natural gas and we cannot rule out the possibilities of an increase of natural gas prices by the government in the future. Even though we can adjust the sale price accordingly after the increase of purchase price,  passing the increase to end users. However, it would make natural gas more expensive, as compared to other alternative energies. Thus this increase of price will deter our business development.

Risks in Short-Term and Long-Term

In each of the cities we are developing and aiming to develop, the real estate market is the major factor that impacts us. Most of our residential customers are the new home buyers. If the real estate market turns downward, the demands for new homes would decrease, resulting in fewer natural gas connections, and thus negatively impacting our business.

To reduce the company dependence on connection fees, the company is looking at opportunities to diversify its business by expanding into related areas, such as pipeline and gas station business. However, we do not expect to develop into those areas in large scale any time soon and it may take some time for those businesses to become our major business.

RESULTS OF OPERATIONS

Year Ended Dec 31, 2008 Compared to Year Ended Dec 31, 2007

In the year ended December 31, 2008, net revenues were  $21,448,488, representing an increase of 5.83% from that of the previous year ,and gross profit was $7,469,980, representing a decrease of 30.63% from that of the previous year.  Operating income in 2008 was $2,689,582, representing a decrease of 66.60% from 2007.

	For the 12 months ended December 31,
	2008	2007	Change
	US$	US$	%
Net Revenues	21,448,488	20,267,756	5.83%
Gross Profit	7,469,980	10,768,004	-30.63%
Operating Income	2,689,582	8,052,785	-66.60%
Net Income	1,600,493	7,707,370	-79.23%
Gross Margin	34.83%	53.13%
Net Margin	7.46%	38.03%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2008 were $21,448,488, compared to $20,267,756 for the same period in 2007, representing a slight increase of 5.83%. The slight increase was mainly due to  the significant increase of gas sales, which was able to offset the substantial decrease in connection fees. In 2008, we connected 26,770 new residential households to our gas distribution network, resulting in total connection fees of $9,287,529. Gas sales during the same period amounted to 34.71 million cubic meters, or $12,160,959. In comparison, we connected 39,306 new residential households to our gas distribution network throughout 2007, resulting in total connection fees of $12,973,148. Gas sales during the period amounted to 25.89 million cubic meters, or $7,294,608.

	For the 12 months ended December 31,
	2008		2007		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	21.45	100%	20.27	100%	5.83%
Connection Fees	9.29	43.31%	12.97	64.01%	-28.37%
Gas Sales	12.16	56.69%	7.29	35.99%	66.80%

Our net revenues for the year ended December 31, 2008 largely resulted from the following factors:

1)	Signficant increase of gas sales. When more customers added into our existing gas network system, the gas sales increased significantly compared to the previous year.

2)
Substantial decrease of connection fees from residential customers. (Connection fees offer a higher gross margin than gas sales.) The slowdown of the real estate market and unfavorable capital markets have affected our operation, especially our connection fees.  The slowdown of the real estate market has caused real estate developers, our customers, to grant fewer new contracts to us to perform new gas connection services.  In addition, real estate developers also postponed the execution of certain existing contracts for connection services.  The unfavorable capital markets have forced us to scale back our operations.  In 2007, with funds raised, we were able to acquire additional new projects, which contributed to the bulk of the increase of connection fees in 2007.  However, in 2008, the unavailability of capital has greatly reduced the amount of connection fees  to be generated from new projects.

3)	Decrease of connection fees from industrial users in 2008.

We expect the percentage of gas sales relative to total revenue will continue to increase and the percentage of connection fees relative to the total revenues to decrease, since more customers will be added into our gas distribution network.

The company is also considering opportunities to diversify its business by expanding into related areas, such as pipeline and gas fueling stations. However, we do not expect to develop into these areas on a large scale  immediately..

Connection Fees

Connection fees in 2008 were $9.29 million, representing a decrease of 28.37% over the year 2007. Connection fees in 2008 accounted for approximately 43.31% of total net revenue compared to approximately 64.01% for the same period in 2007. With regard to the source of connection fees, $9.29 million, or 100% of total connection fees, came from the development of new residential users. We connected 26,770 residential users in 2008, a decrease of approximately 31.89% from 2007. There were no connection fees attributable to industrial users in 2008.

	For the 12 months ended December 31,
(in US$ millions)	2008		2007		Change
	US$	%	US$	%	%
Connection Fees	9.29	100%	12.97	100%	-28.37%
Residential Users	9.29	100%	11.25	86.74%	-17.49%
Industrial Users	0	0%	1.72	13.26%

The table below is a breakdown of our top five customers by connection fees:

Customers	Connected Household Users	Connection Fees: ($ million)	Percentage of Connection Fees (%)
Baishan Zhongfang Real Estate Development Co., Ltd.	915	0.3	3.2%
Tonghua Tongsheng Real Estate Development Co., Ltd.	1,052	0.3	3.2%
Beijing Zhenshi Real Estate Co.	990	0.27	2.9%
Oriental Sun-Town Real Estate Co.	1300	0.49	5.3%
Tangshan Shunda Real Estate Development Co., Ltd.	996	0.29	3.1%

At present, we are searching for new projects with great growth potential, and we entered into a purchase agreement for one new project at the end of 2008. It is anticipated that the project will bring the us approximately 9,000 new residential customers in the next three years.

Gas Sales

In terms of volume, we sold 34.71 million cubic meters of natural gas in 2008, compared to 25.89 million cubic meters in 2007. In terms of value, gas sales were $12.16 million in 2008, accounting for 56.69% of total net revenue in 2008, representing an increase of 66.80% over the year 2007. Gas sales to residential users increased 141.97%, from $1.73 million in 2007 to $4.18 million in 2008. Gas sales to industrial users increased 67.15%, from $2.84 million in 2007 to $4.74 million in 2008. Gas sales to commercial users increased 18.6%, from $2.73 million in 2007 to $3.24 million in 2008.

	For the 12 months ended December 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gas Sales	12.16	100%	7.29	100%	66.80%
Residential Users	4.18	34.4%	1.73	23.7%	141.97%
Industrial Users	4.74	39%	2.84	39%	67.15%
Commercial Users	3.24	26.6%	2.73	37.3%	18.6%

Such substantial increases were primarily attributable to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network.

The table below is a breakdown of our major industrial customers for gas consumption in 2008.

Industrial Customers	Gas Usage (million cubic meters)	Gas Usage ($ million)	Percentage of Gas Sales (%)
Hebei Zhonggang Steel Co., Ltd.	8.74	3.07	25.2%
The First Machine Factory of Huabei Petrol Bureau	1.41	0.48	4.1%
Hebei Jihengyuan Group Ltd.	0.93	0.42	2.7%
Tangshan Changsheng Ceramic Factory	0.72	0.25	2.1%
Elite (Langfang) Textile Corporation	0.33	0.11	1%

Gas sales of $3.07 million were contributed by Hebei Zhonggang Steel Co., Ltd. (“Hebei Zhonggang”), which started to use gas at the beginning of 2006. The gas consumption of Hebei Zhonggang has increased to 8.74 million cubic meters in 2008 from 7.35 million cubic meters in 2007. In 2008, daily gas consumption by Hebei Zhonggang has increased to roughly 24,000 cubic meters.

Cost of Revenues

Cost of revenues in 2008, which includes cost of connection and cost of gas sales, was $13.98 million, an increase of $4.48 million, or 47.15%, from $9.50 million in 2007.

	For the 12 months ended December 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	13.98	100%	9.50	100%	47.15%
Connection Cost	2.89	20.7%	3.13	32.9%	-7.38%
Gas Cost	11.08	79.3%	6.37	67.1%	73.88%

Cost of Connection

Our cost of connection during the year ended December 31, 2008 was $2.89 million, or 20.7% of total cost of revenues.  By comparison, the cost of connection during the same period of 2007 was $3.13 million, or 32.9% of total cost of revenue.

Cost of connection decreased approximately 7.38% from the same period in 2007, mainly due to the decrease of connection service activities in 2008 compared to 2007. .

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Considering the city's overall planning and the long-term interests of our company, the capacity of the gas pipeline network we designed to distribute gas for a city usually greatly exceeded the number of households we served at the very beginning, which makes the cost of connection, specifically the depreciation of fixed assets and maintenance cost relatively high if the number of residential users connected is low. However, with connection of more households to the gas pipeline, the average cost to each household will be gradually reduced.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment. The cost of gas sales increased 73.88% to $11.08 million during the year ended December 31, 2008 from $6.37 million during the same period in 2007. This increase, which outpaced the 66.71% increase in sales of natural gas during the same interval, is largely due to the increase of rental expenses on gas delivery trucks and higher fuel cost in 2008.

Connection fees have a much higher gross margin than gas sales.

For the year ended December 31, 2008, we purchased a total of 34.7 million cubic meters of natural gas.

Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is relatively stable at RMB 0.55 ($0.075) per cubic meter.

Gross Profit

	For the 12 months ended December 31,
	2008		2007		Change
($ million)	US$	%	US$	%	%
Gross Profit	7.47	100%	10.77	100%	-30.63%
Connection	6.39	85.58%	9.85	91.45%	-35.08%
Gas	1.08	14.42%	0.92	8.55%	17.05%

During the year ended December 31, 2008, gross profit was $7.47 million, representing a decrease of approximately 30.63% from the same period of 2007. Gross profit from connection fees is $6.39 million for 2008, accounting for 85.58% of total gross profit. In comparison, gross profit from connection fees was $9.85 million for 2007, accounting for 91.45% of total gross profit. Gross profit from gas sales was $1.08 million, accounting for 14.42% of total gross profit, compared to $0.92 million, 8.55% of total gross profit in the same period in 2007.

Gross margin during the year ended December 31, 2008 is 34.83%, compared to 53.13% during the same period in 2007.

Gross margin for connection fees for the year 2008 was 68.83%, compared to 75.91% in 2007. The decrease of connection gross margin is mainly because we built gas distribution infrastructures which can be used for 25-30 years by the total potential residential households in our operating cities and, now, only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher if the number of residential users connected is low. As we develop more households in the cities, the margin will improve.

Gross margin for sales of natural gas was 8.86% in 2008, compared to 12.62% during the same period of 2007The decrease was due to an increase of rental expenses on gas delivery trucks and higher cost of fuel.

Selling and Marketing Expenses

Our selling and marketing expenses in the year ended December 31, 2008 were $1.14 million and approximately 5% of our net revenues, compared with $0.61million, or 3% of net revenues in the same period of 2007.  We entered into a term sheet agreement with one debt financing investor to raise approximately $20 million for the acquisition of potential target projects.  The definitive agreements were expected to be signed in the second quarter of 2008. In 2008, based on the assumption that $20 million would be available, we significantly increased our sales and marketing efforts for new projects. The debt financing, however, did not occur due to the effects on the capital markets of the financial crisis in 2008.

General and Administrative Expenses

General and administrative expenses were $3.64 million for the year ended December 31, 2008, which was 72.51% higher than $2.11 million for the same period in 2007.  The increase was largely due to the contingent expenses of 1.2 million, substantial of which is non-recurrent including the penalties of late registration and late registration statement effectiveness of $481,800, the fees of legal counsel  for registration and fees of financial consultant of $344,565, the escrow account expenses of $246,186, and costs of approximately $140,000 for Sarbanes-Oxley compliance consultation, which was disclosed in the second quarter and most of which are non-recurrent expenses. Such increase in general and administrative expenses were also caused by the increase in the number of our operating subsidiaries from 26 to 27, which led to increases in salary, social insurance, traveling expenses and other expenses.

Operating Income

The operating income in 2008 was $2.69 million, representing a decrease of 66.58% compared to the operating income of $8.05 million in 2007.

Income tax

Income tax was $0.90 million in 2008, compared to $0.53 million in 2007. The increase is caused by the higher income tax rate in 2008.

For 2007, the income tax rate applicable to Beijing Gas, the main subsidiary of Sino Gas in China, is 7.5%. Beijing Gas is classified as a foreign high-tech enterprise by the tax regulatory authority, and therefore has enjoyed a favorable tax rate for the past five years, with an income tax rate of zero in 2004 and 7.5% from 2005 to 2007. Starting in 2008, Beijing Gas was subjected to the new tax rate of 25%.The income tax rate of our subsidiaries is 25%, except for Beijing Chenguang. Beijing Chenguang has been classified as a foreign high-tech enterprise and is subject to the favorable income tax rate of 7.5% from 2006 to 2008.

Net Income

Net income for the year ended December 31, 2008 was $1.60 million, representing a decrease of 79.24% from $7.71 million in the same period in 2007. This decrease was due to the significant decrease of connection fee in 2008 as compared to the same period of 2007 , the increase of SG&A expense , and the increase of income tax expense. During this period, we connected 26,770 new residential households to our gas distribution network. In comparison, during 2007, we connected 39,306 new residential households to our gas distribution network.

Net income margin is 7.46%, compared with 38.03% for the same period last year. The decrease was mainly due to our substantial increase of cost and expenses as explained above.

Liquidity and Capital Resources

Cash and cash equivalents were $3.03 million as of December 31, 2008, a decrease of $7.89 million as compared to  $10.92 million of cash and cash equivalents as of December 31, 2007. In 2008, the major source of cash was from the Company’s operating activities.

We have the following major financing activities during the period of 2008: Beijing Gas, the main subsidiary of Sino Gas in China, took out a one year loan in the amount of RMB 15 million (approximately $2.2 million), accruing interest at a fixed rate of 6.69% per year. from Bank of Dalian; in the fourth quarter. We repaid the RMB 20 million (approximately $2.7 million) one year loan from Chinese Renmin Bank.

Cash Flows

Cash flows from operating activities during the year ended December 31, 2008 were $4.21 million, a decrease of $8.86 million from $13.07 million in 2007, Such decrease was mainly due to the decrease of net income, adjusted for non-cash expense items and changes in working capital.

Cash flows from investing activities during the year ended December 31, 2008 were $16.96 million, a decrease of $7.19 million from $24.15 million in 2007. The decrease was mainly due to acquisitions in 2007.

Cash flows from financing activities during the year ended December 31, 2008 were $0.55 million, a decrease of $15.88 million from $16.43 million in 2007. There were basically no financing activities in 2008 due to the unfavorable capital markets.

Natural gas distribution is a typical capital-intensive industry, which requires a large amount of capital for the construction of pipelines and gas stations, and other costs such as the purchase of transportation vehicles, while the investment would generally see returns in the following year with increased new household connections. Under the organic growth model (growth by the Company without outside funding), the Company can develop new city projects by using the revenue generated from existing cities. The Company would be constrained by inadequate capital when developing large scale projects or conducting merger or acquisition activities, under which situations the company would require financing for its business expansion.

Accounts Receivable

Accounts receivable as of December 31, 2008 were $6.01 million, representing a decrease of $1.31 million from $7.32 million as of December 31, 2007. Accounts receivable accounted for 28.04% of net revenues, compared to 36.11% in 2007. The considerable decrease was due to the fact that we  significantly improved the management and control of accounts receivable.

Our accounts receivable is expected to gradually decrease during the first six months of 2009 due to our seasonal business cycle, in which connection fees are generally higher in the third and fourth quarters of every year than the first two quarters. Accounts receivable are collected in the beginning of the following year.

The table below is a breakdown of our 10 largest accounts receivable as of December 31, 2008.

Hebei Zhonggang Steel, Ltd.	$430,262
ShuqiaXuzhou Shenyuan Real Estate Co.,Ltd.	324,167
Peixuan Jiannan Development Company	278,947
Beijing Yincheng Construction Co.,Ltd.	283,271
Tonghua Tongsheng Real Estate Co., Ltd.	370,225
Sihong Jinwan Development Co., Ltd.	334,661
Guannan Fangwu Construction Co.,Ltd.	341,268
Lianyun Port Development	368,157
Shanghai Datun Energy Co., Ltd.	238,705
Beijing Zheng Real Estate Co.,Ltd.	229.811
$3,199,474

Notes Receivable

Notes receivable of $0.11 million as of December 31, 2008 is the Note issued by Hebei Zhonggang for its use of gas.

Inventory

Inventory of $0.35 million as of December 31, 2008 comprised spare parts and natural gas.

Fixed Assets

Fixed Assets as of December 31, 2008 was $36.18 million, an increase of $9.95 million from $26.23 million in 2007. The table below is a breakdown of our fixed assets at cost:

	2008	2007
At Cost
Gas Pipelines	$27,859,313	$18,885,734
Motor Vehicles	5,600,508	4,874,685
Machinery & Equipment	857,834	885,997
Buildings	1,568,380	1,405,638
Leasehold Improvements	80,101	68,942
Office Equipment	216,435	105,336
Less Accumulated depreciation	(3,149,453)	(1,653,771)
$33,033,118	$24,572,565

Other Payables

Other payables as of December 31, 2008 were $6.17 million, a decrease of $4.21 million from the end of 2007.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Our financial statements begins on page F-1of this annual report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, our management concluded that, as of December 31, 2008, our Company’s disclosure controls and procedures was not effective due to the material weaknesses described below.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2008 using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2008, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

(1) The Company has not yet established a comprehensive Code of Conduct and Ethics (the “Code”) which is applicable to all Company directors, officers and employees.

(2) Our Internal Audit Department has not taken an active role in the conduct of its activities due to insufficient resources. The annual plan, budget, and specific procedures to perform the internal audit function have not been fully developed, and the anti-fraud audit plan has not been developed either.

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

(4) Our Company did not formulate a comprehensive Related Party Transactions Policy and develop a master list of all Related Parties.

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

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has worked, and will continue to work, to address these weaknesses in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) We are going to continue modify the Code, and arrange respective on-going training to all the employees in the near future. Training which includes the content of the Code will be provided to new employees at the time of hiring. All the employees will be required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code;

(2) The management is committed to develop a comprehensive and risk-based internal audit function within the Company. With the limited human capital supplies in the market, we have engaged a third party professional to assist the management in establishing the internal control system. At the same time, we have enhanced our efforts of recruitment and interviews are undergoing. We expect that an internal audit department will be set up in the near future. With the assistance from the third party professional, the roles and responsibilities of the internal audit department will be formulated and a comprehensive risk-based internal audit plan will be developed and approved by the Audit Committee within a month after the set up.

(3) The Board of Directors has appointed Mr. Zhang Xin Min on March 10, 2008, Mr. Zhang serves as a financial expert of Audit Committee and will provide oversight/monitoring over our financial reporting mechanism.

(4) We will continue to modify Related Party Transaction Policy and our goal is to formulate a comprehensive policy in the near future.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there was no major change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

In 2008, the Board of Directors had held four meetings, all the directors were present.

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

Audit Committee Financial Expert

Because we only recently  appointed the current members of our board of directors, our board of directors has not yet appointed a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our current audit committee members are Sun Quan Dong, Chen Guo Wei and Xinmin Zhang. Xinmin Zhang and Guowei Chen are “independent” as that term is defined by SEC rules. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

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

According to our records, Mr. Xinmin Zhang did not file his form 3 in a timely manner.

Code of Ethics

We have adopted Code of Conductand and Ethics in 2008, however it isn’t comprehensive..

Item 11. Executive Compensation

Mr. Yuchuan Liu was appointed chairman of the board, president and chief executive officer on September 7, 2006. The compensation amounts paid to Mr. Liu reflect compensation paid to him by the operating subsidiaries of Sino Gas and its subsidiaries during the reported periods.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu- President & CEO	2008	$110,000	**65,000				$175,000
	2007	$100,000	$50,000	—	—	—	$150,000

Yugang Zhang (effective August 2008)	2008	47,500	15,500				63,000

Yong Zhang CFO (resigned August 2008)	2008	$10,000	$—			—	$10,000

Zhicheng Zhou-Chief Operating Officer	2008	116,000	59,000				175,000
	2007	$60,000	**30,000				$90,000

** The bonuses have not been paid and are estimates only.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Xinmin Zhang, Chen Guo Wei and Quandong Sun.

Outstanding Equity Awards

None.

Equity Compensation Plan

The board of directors of the Company adopted a stock option plan on November 19, 2007 and reserved 1,460,000 shares of our common stock as options to be issued under the plan. No options have been issued under the plan for 2008. The company has revoked the stock option plan in December, 2008.

Retirement, Post-Termination and Change in Control Description

The Company currently does not have retirement, post-termination and change in control arrangements for its officers.

Compensation of Directors

Directors and employees are not currently additionally compensated for their services as a director.  Our director compensation consists of cash only. Each director is paid an annual retainer of $10,000. All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu	0						0
Zhicheng Zhou	0						0
Guowei Chen	10,000						10,000
Quandong Sun	10,000						10,000
Xinmin Zhang	10,000						10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2009, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this report, we have outstanding (i) 25,269,313 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 4,579,839 shares of series B convertible preferred stock and 95,418 shares of series B-1 preferred stock, (iv) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (v) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (vi) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, (vii) series F warrants to purchase an aggregate of 271,074 shares of common stock and (viii) placement agent warrant to purchase an aggregate of 271,074 shares of common stock. The warrants are exercisable until September 2012. The placement agent warrant is exercisable until September 2010. The warrants have cashless exercise provision entitling the holders to obtain shares equal to the product of (1) the nominator is the difference between the market value of all the exercised shares on the date of exercise and the exercise price of all the exercised shares and (2) the denominator is the market price per share on the date of exercise.

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

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on March 30, 2009, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants and option, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 30, 2009, and (ii) the total number of shares that the beneficial owner has acquired or may acquire upon conversion of the series B convertible preferred stock or exercise of the warrants and option. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock(1)	Common Stock(2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

Eloten Group Ltd.		6,524,174	(4)(5)		25.8%
Leading King Investment Limited		5,384,923	(6)(7)		21.3%
Vision Opportunity Master Fund, Ltd.	4,380,413	2,756,824		93.7%	10.9%
T. Rowe Price Small-Cap Value Fund, Inc.		2,376,944			9.4%

Directors and Executive Officers
Liu Yuchuan		6,524,174	(4)(5)		25.8%
Sun Quandong	5,384,923	(6)(7)	21.3%
Zhong Zhimin	393,581	(3)	1.6%
Zhou Zhicheng	-
Bian Shukui	173,962	(3)	0.7%
Xinmin Zhang	-		-
Chen Guowei			-

All Directors and Executive Officers	12,588,058		49.4%

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

(4) Includes 6,524,174 common shares issued upon conversion of series A convertible preferred stock to Eloten Group Ltd., which are beneficially attributed to Mr. Liu Yu Chuan. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd.

(5) Includes 108,286 shares of common stock beneficially attributed to Eloten Group Ltd. based on Eloten Group Ltd.'s ownership interest in Gas (BVI).

(6) Includes 5,384,923 common shares issued upon conversion of series A convertible preferred stock to Leading King Investment Limited, which are beneficially attributed to Mr. Sun Quan Dong. Mr. Sun holds 50% ownership interest in Leading King Investment Limited.

(7) Includes 89,377 shares of common stock beneficially attributed to Leading King Investment Limited based on Leading King Investment Limited's ownership interest in Gas (BVI). Mr. Sun holds a 50% ownership interest in Leading King Investment Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company's current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	FISCAL 2008	FISCAL 2007
Audit Fees (1)	$105,000	100,000
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total	$105,000	100,000

(1)
Comprised of the audit of the Company's  annual  financial  statements  and  reviews of the Company's quarterly  financial  statements,  as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

ITEM 15. EXHIBITS

Exhibit Number
3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from 10-Q filed on August 20, 2007.

3.2*	Bylaws.

3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock.

3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock.

4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto.

4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.

4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein.

4.4*	Form of Series A Warrant.

4.5*	Form of Series B Warrant.

4.6*	Form of Series C Warrant.

4.7*	Form of Series D Warrant.

4.8*	Form of Series J Warrant.

4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein.

4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein.

4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.

4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.

4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP.

4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein.

4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein.

4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent.

4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein.

4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein.

4.19***	Form of Lock-Up Agreement, by and among, Docle Ventures, Inc., and certain other parties named therein.

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008

10.30	Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008

16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Form 8-K filed September 7, 2006.

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007.

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007.

****	Incorporated by reference from Form 8-K filed September 13, 2007.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 31, 2009	By:	/s/ Liu Yu Chuan
Liu Yu Chuan
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	March 31, 2009
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	March 31, 2009
Yugang Zhang

/s/ Guowei Chen	Director	March 31, 2009
Guowei Chen

/s/ Quandong Sun	Director	March 31, 2009
Quandong Sun

/s/ Xinmin Zhang	Director	March 31, 2009
Xinmin Zhang

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 31, 2009
Zhicheng Zhou

SINO GAS INTERNATIONAL HOLDINGS, INC

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(Stated in US dollars)

SINO GAS INTERNATIONAL HOLDINGS, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008, AND 2007

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS	F-2 – F-3

CONSOLIDATED STATEMENTS OF INCOME	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5 – F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 – F-42

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
February 20, 2009	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

ASSETS
		2008	2007
Current Assets	Notes
Cash & cash equivalents	2(e)	$3,027,543	$10,915,590
Restricted cash	3	234,279	478,920
Notes receivable		109,422	825,119
Accounts receivable	2(f),4	6,013,621	7,315,253
Advance to suppliers	2(g)	3,024,518	27,372
Other receivables	2(f)	3,028,368	3,100,695
Inventory		347,341	207,976
Prepayment and others		370,593	320,380
Total Current Assets		16,155,686	23,191,305

Non-Current Assets
Investment	2(h),5	5,159,009	4,007,310
Property, plant & equipment, net	2(j),6	33,033,118	24,572,565
Construction in progress	2(l)	17,155,473	11,556,820
Intangible assets, net	2(k),7	2,193,252	2,028,250
Total Non-current Assets		57,540,852	42,164,945
Total Assets		$73,696,538	$65,356,250

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank loans	8	$2,188,439	$2,734,444
Accounts payable		6,350,092	716,707
Other payables	9	6,174,871	10,383,657
Accrued liabilities		189,090	362,262
Unearned revenue	2(m)	938,696	312,573
Total Current Liabilities		15,841,188	14,509,644
Total Liabilities		$15,841,188	$14,509,644

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

STOCKHOLDERS' EQUITY	Notes	2008	2007

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 and 4,971,859 shares issued and outstanding as of December 31, 2008 and 2007 respectively	10	$4,580	$4,972

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972
Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 and 95,418 shares issued and outstanding as of December 31, 2008 and 2007 respectively	10	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662
Additional paid in capital - Beneficial Conversion Feature		7,002,292	7,002,292

Common Stock US$0.001 par value; 250,000,000 shares authorized; 25,269,313 and 24,877,271 shares issued and outstanding as of December 31, 2008 and 2007 respectively.	10	25,269	24,877

Additional paid in capital - Common Stock		23,196,304	23,196,304
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652

Statutory reserve	2(v)	3,956,728	3,258,201
Retained earnings		10,069,896	9,167,930
Accumulated other comprehensive income	2(x)	7,676,844	2,268,593
Total Stockholders' Equity		57,855,350	50,846,606
Total Liabilities & Stockholders' Equity		$73,696,538	$65,356,250

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

	Notes	2008	2007
Sales revenues		$21,448,488	$20,267,756
Cost of revenues		(13,978,508)	(9,499,752)
Gross Profit		7,469,980	10,768,004

Operating Expense
Selling and marketing expenses		(1,136,867)	(608,830)
General and administrative expenses		(3,643,531)	(2,106,389)
Total operating expense		(4,780,398)	(2,715,219)

Operating Income		2,689,582	8,052,785

Other Income/(Expense)
Investment income	2(q)	417,265	213,772
Other income		17,179	29,942
Other expense	17	(545,612)	(18,890)
Interest income		113,884	149,270
Interest expense		(187,999)	(197,959)
Total other income/(expense)		(185,283)	176,136

Earnings from continued operation		2,504,299	8,228,921
Income tax	2(r),11	(903,806)	(532,500)
Gain/(Loss) from discontinued operation, net of tax	15	-	10,950

Net income		$1,600,493	$7,707,370

Constructive Preferred Dividend - Amortization of Beneficial Conversion		-	(1,264,500)
Income Available to Common Stockholders		$1,600,493	$6,442,870

Earnings per share	2(z),16
Basic		$0.064	$0.36
Diluted		$0.053	$0.29

Weighted Average Shares Outstanding	16
Basic		25,115,675	17,876,078
Diluted		29,944,548	22,541,911

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

	Preferred Stock B					Preferred Stock B-1
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Additional Paid in Capital- Warrants Series: A, B, J, C, D	Additional Paid in Capital-Beneficial Conversion Feature	Shares Outstanding	Amount	Additional Paid In Capital- Preferred Stock B-1	Additional Paid in Capital-Beneficial Conversion Feature
Balance, January 1, 2007	4,023,268	4,023	3,817,049	3,439,764	6,418,864 6,418,864	-	-	-	-
Net Income	-	-	-	-	-	-	-	-	-
Issuance of Common Stock from conversion of Warrants J in connection with May financing transaction	-	-	-	(171,284)	-	-	-	-	-
Issuance of Common Stock and Preferred Stock in connection with September financing transaction	1,375,479 1,375,479	1,375	1,912,357	(2,957,370)	1,182,471	95,418	95	132,662	82,029
Conversion of Preferred Stock B to Common Stock	(426,888)	(427)	(405,434)	-	(681,072)	-	-	-	-
Issuance of Common Stock to Minority Shareholders in connection with Pegasus Telecom	-	-	-	-	-	-	-	-	-
Shares Cancelled	-	-	-	-	-	-	-	-	-
Issuance of 2006 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2007	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029 82,029

Balance, January 1, 2008	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(392,020)	(392)	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2008	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029 82,029

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	14,693,186	14,693	4,812,363	-	-	2,025,022	3,958,239	824,296	25,314,313
Net Income	-	-	-	-	-	-	7,707,370	-	7,707,370
Issuance of Common Stock from conversion of Series J Warrants in connection with May financing transaction	1,094,891	1,095	1,600,778	1,157,170	-	-	-	-	2,587,759
Issuance of Common Stock and Preferred Stock B &B-1 in connection with September financing transaction	8,340,762	8,341 8,341	15,696,978	(1,109,224)	107,652	-	(1,264,500)	-	13,792,867
Conversion of Preferred Stock B to Common Stock	426,888	427	1,086,506	-	-	-	-	-	-
Issuance of Common Stock to Minority Shareholders in connection with Pegasus Telecom	3,650	4	-	-	-	-	-	-	4
Shares Cancelled	(3,274)	(3)	-	-	-	-	-	-	(3)
Issuance of 2006 Make Good Common Stock	321,168	321	(321)	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	1,233,179	(1,233,179)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	1,444,297	1,444,297
Balance, December 31, 2007	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606

Balance, January 1, 2008	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	392,020	392	-	-	-	-	-	-	-
Issuance of Common Stock	22	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance, December 31, 2008	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Comprehensive Income	2007	2008	Total
Net Income	$7,707,370	$1,600,493	$9,307,863
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,444,297	5,408,250	6,852,547
Total	$9,151,667	$7,008,743	$16,160,410

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Cash Flows from Operating Activities	2008	2007
Net Income	$1,600,493	$7,707,370
Depreciation expense	1,495,682	1,301,480
Amortization expense	88,341	323,815
Loss/(gain) on disposal of discontinued operation	-	(10,950)
Withdraw in restricted time deposits	244,641	2,645,621
Decrease/(increase) in accounts and other receivables	2,089,656	(2,390,699)
Increase in inventory	(139,365)	(56,183)
Increase in prepaid expenses	(3,047,229)	(178,501)
Increase in accounts and other payables	1,877,419	3,724,740
Cash Sourced/(Used) in Operating Activities	4,209,638	13,066,694

Cash Flows from Investing Activities
Cash paid for acquisitions	-	(4,337,000)
Proceeds from the sale of Anping Weiye	-	422,280
Investment in equity	(1,151,699)	(1,479,611)
Purchase of property, plant, and equipment	(9,956,236)	(10,644,532)
Increase of goodwill	(115,774)	(1,513,348)
Purchase of other intangible asset	(137,570)	(380,886)
Increase in construction in progress	(5,598,651)	(6,215,626)
Cash Sourced/(Used) in Investing Activities	(16,959,930)	(24,148,723)

Cash Flows from Financing Activities
Proceeds/(settlement) of bank loans	(546,005)	48,163
Proceeds from conversion of warrants J	-	2,587,759
Proceeds from issuance of common stock	-	13,792,867
Cash Sourced/(Used) in Financing Activities	(546,005)	16,428,789

Net increase in cash & cash equivalents for the year	(13,296,297)	5,346,760
Cash received from acquisitions of Chenguang & Guannan	-	485,860
Effect of currency translation on cash and cash equivalents	5,408,250	1,444,297
Cash & cash equivalents at the beginning of year	10,915,590	3,638,673
Cash & cash equivalents at the end of year	$3,027,543	$10,915,590

Supplementary cash flow information
Interest received	$113,884	$149,270
Interest paid	$187,999	$197,959
Income tax paid	$1,317,079	$774,555

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC.  For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies.  The Company owns and operates 37 natural gas distribution systems serving approximately 100,900 residential and five commercial and industrial customers.  The Company’s facilities include approximately 710 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 89,000 cubic meters of natural gas.

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(c)	Economic and political risks

The Company’s operations are conducted in the PRC.  Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe.  These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange.  The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to law and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods.  The following table depicts the identities of the consolidating subsidiaries as of December 31, 2008 and 2007.

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 184,916,420

Beijing Chenguang Gas, Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts and Other Receivable

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Qujing Gas Co., Ltd. is the Company’s 39% owned investment and is principally engaged in the business of gas pipeline construction in Yunnan Province.

Place of Registration	Form of Business Structure	Registered Capital	Nominal Value of Registered Capital	Principle Activities
PRC	Sino-foreign equity joint venture	RMB 20,000,000	40%	Trading of natural gas and gas pipeline construction
PRC	Equity joint venture	RMB 30,000,000	39%	Gas pipeline construction

The Company did not record any goodwill when it acquired its equity position in Xiangke and Qujing. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried a 40% and 39% stakes in Xiangke and Qujing respectively.

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

(j)	Plant and Equipment

Plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss.  Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Asset Class	Estimated Use Life
Gas Pipelines (Up to December 31, 2007)	25 years
Gas Pipelines (Starting from January 1, 2008)	50 years
Buildings	25 years
Leasehold Improvements	25 years
Machinery & Equipment	20 years
Motor Vehicles	10 years
Office Equipment	8 years

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

Intangible assets, are stated at cost less amortization and accumulated impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Asset Class	Estimated Useful Life
Land use rights	40 - 50 years
Franchises	30 years
Other intangibles	3 years

(l)	Construction in Progress

Construction in progress represents the cost of constructing pipelines and is stated at cost.  Costs comprise direct and indirect incremental costs of acquisition or construction.  Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use.  The major cost of construction relates to construction materials, direct labor wages, and other overhead.  Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses.  The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial, and

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

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

	12/31/2008	12/31/2007
Years end RMB : US$ exchange rate	6.8542	7.3141
Average yearly RMB : US$ exchange rate	6.9623	7.6172

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available.  The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.  Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes.  A valuation allowance is created to evaluate deferred tax assets, whether it is more likely than not that these items will expire either before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities are summarized below:

•
All of the operating companies are located in the PRC; and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC, and the British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

	Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation		PRC	25.0%
i.	GAS Investment China Co., Ltd.	British Virgin Islands	0.00%
ii.	Sino Gas Construction, Ltd.	British Virgin Islands	0.00%
iii.	Sino Gas Investment Development, Ltd.	British Virgin Islands	0.00%

•
Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, standard 15% tax rate preference terminated as of December 31, 2007.  However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2008.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

For construction projects, connection fees are generally collected in installments. First deposits of 30% of total contract sum are received from client when the project commences. Second payment of 30% is received at milestone set out following the contracts. Third payment of 30% is received after the construction is completed. The final sum of the remaining portion normally acts as retention money for quality warranty to the developer. The retention money would be received by the company after the 1 year warranty period.

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

The credit and billing policy is that residential customers are billed and collected immediately, whereas industrial customers are billed and paid according to the contract terms from 10 days to one month.  For the construction business, customers are billed and pay based on the percentage of completion method of the construction project.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Accounts Receivable
	2008	2007
Gross accounts receivable	$6,049,415	$7,352,013
Allowance for bad debt	(35,794)	(36,760)
Net accounts receivable	$6,013,621	$7,315,253

Allowance for Bad Debt
	2008	2007
Beginning balance	$36,760	$32,838
Addition	-	3,922
Reversal	(966)	-
Ending balance	$35,794	$36,760

Accounts Receivable Aging Report
	2008	2007
30 Days	$4,896,066	$5,557,172
30-60 Days	258,107	1,212,413
60-90 Days	292,988	8,747
90-180 Days	311,954	-
180-360 Days	205,745	27,489
>360 Days	48,760	509,433
Total	$6,013,621	$7,315,254

The following are the ten most significant accounts receivable at December 31 2008:

Hebei Zhonggang Steel, Ltd.	$430,262
Xuzhou Shenyuan Real Estate Co., Ltd.	324,167
Peixuan Jiannan Development Company	278,947
Beijing Yincheng Construction Co., Ltd.	283,271
Tonghua Tongsheng Real Estate Co., Ltd.	370,225
Sihong Jinwan Development Co., Ltd.	334,661
Guannan Fangwu Construction Co., Ltd.	341,268
Lianyun Port Development	368,157
Shanghai Datun Energy Co., Ltd.	238,705
Beijing Zheng Real Estate Co., Ltd.	229,811
Total	$3,199,474

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

5.	INVESTMENT

	2008	2007
Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$4,817,613	$4,007,310
Qujing Gas Co., Ltd.	341,397	-
Total	$5,159,009	$4,007,310

The followings were the condensed balance sheets and statements of income of Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd. as of and for the years ended December 31, 2008 and 2007.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets
Assets	2008	2007
Current Assets	$5,387,444	$4,351,320
Non-Current Assets	16,320,027	13,736,685
Total Assets	21,707,471	18,088,005

Liabilities
Current Liabilities	9,663,439	7,794,262
Total Liabilities	9,663,439	7,794,262

Net Assets	$12,044,032	$10,293,742

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Statements of Income
	2008	2007
Sales revenue	$8,676,806	$5,819,210
Cost of revenue	(4,807,209)	(3,287,090)
Gross profit	3,869,596	2,532,120

Operating expenses	(2,276,832)	(1,811,203)
Other income/(expense)	(325,765)	(110,634)
Earnings before taxation	1,301,556	1,319,164

Income tax	(234,280)	(91,543)
Net income	$1,067,276	$1,227,622

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

6.	PROPERTY,PLANT, AND EQUIPMENT, NET

Property, Plant, and Equipment consisted of the followings at December 31, 2008 and 2007:

At Cost	2008	2007
Gas Pipelines	$27,859,313	$18,885,734
Motor Vehicles	5,600,508	4,874,685
Machinery & Equipment	857,834	885,997
Buildings	1,568,380	1,405,638
Leasehold Improvements	80,101	68,942
Office Equipment	216,435	105,336
	36,182,572	26,226,335

Less: Accumulated depreciation	(3,149,453)	(1,653,771)
	$33,033,118	$24,572,565

Accumulated Depreciation	2008	2007
Gas Pipelines	$1,532,478	$591,419
Motor Vehicles	1,109,489	687,354
Machinery & Equipment	198,072	161,703
Buildings	193,126	128,514
Leasehold Improvements	48,325	34,070
Office Equipment	67,963	50,711
Total	$3,149,453	$1,653,771

Depreciation expenses included in the consolidated statements of income for the fiscal years ended December 31, 2008 and 2007 were $1,495,682 and $1,323,390 respectively.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008 and 2007:

At Cost	2008	2007
Land use rights	$510,907	$452,345
Franchises	401,214	359,464
Goodwill	1,677,975	1,562,202
Others	17,522	9,563
	2,607,618	2,383,574

Less: Accumulated Amortization	(414,366)	(355,324)
	$2,193,252	$2,028,250

Accumulated Amortization	2008	2007
Land use rights	$32,938	$28,245
Franchises	369,603	316,939
Goodwill	-	-
Others	11,825	10,140
Total	$414,366	$355,324

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

8.	SHORT-TERM BANK LOAN

Name of Bank	Due Date	Interest Rate	2008	2007
Chinese Renmin Bank	7/1/2008	7.22%	$-	$2,734,444
Bank of Dalian	12/18/2009	6.69%	2,188,439	-
Total			$2,188,439	$2,734,444

Interest expenses for the short-term bank loans were $187,999 and $197,959 for the years ended December 31, 2008 and 2007.

9.	OTHER PAYABLES

Other payables consisted of the following at December 31, 2008 and 2007:

	12/31/2008	12/31/2007

Employees’ welfare payables	$137,264	$176,236
Amount due to employees	366,732	150,711
Tax payable	267,790	922,620
Other Payable	5,403,085	9,134,091
Total	$6,174,871	$10,383,657

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

10.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value      $0.001 per share, of which 25,269,313 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share.  The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,579,839 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001.  There are 25,269,313 shares of common stock issued and outstanding at December 31, 2008.  All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting.  The common stock is not redeemable and has no conversion or preemptive rights.  The common stock currently outstanding is validly issued, fully paid and non-assessable.  In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any.  The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock.  On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah.  On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions.  Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006.  On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction.  Therefore, at December 31, 2008, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,579,839 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

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

Financing Transactions

On May 15, 2007, Vision Opportunity Master Fund, Ltd. exercised 1,094,891 shares of Series J Warrants at $2.74 per share.  The Company received $3,000,000 cash gross proceeds.  In consideration of exercise of Series J Warrants, 1,094,891 new Series E Warrants and 109,489 Series G Warrants were issued to Vision and placement agent Kuhns’ Brother respectively.  Pursuant to the financial advisory agreement between the Company and the placement agent Kuhns’ Brother, the Company totally reimbursed $412,241 of the gross proceeds to Kuhns’ Brother, including $146,374 disbursements of Kuhns’ Brother’s legal counsel.  The Company received $2,587,759 net proceeds.

On September 7, 2007, the Company entered into a securities purchase agreement with a series of private placement investors leading by Vision Opportunity Master Fund, Ltd. for a sale of 8,340,762 shares of the Company’s common stock.  The Company generated an aggregate of $18,766,700 gross proceeds.  Simultaneously, the Company entered into a Warrant Purchase Agreement, Amendment and Waiver (“WPA”) with the holders of its outstanding Warrants and Series B Preferred Stock, who acquired those securities by private placement in September and October of 2006. Pursuant to the WPA, all of the Series A and Series B Warrants issued in 2006 were purchased back by the Company for $3,500,000; the exercise price of Series C Warrants was changed to $3.375; all of the Series D Warrants was purchased for a purchase price of issuing additional 770,897 shares of Series B preferred Stock; all of the outstanding Series J and Series E Warrants were cancelled; additional 271,074 Series F Warrants and 271,074 Series R Warrants were issued respectively. Among the $18,766,700 cash gross proceeds, $3,500,000 was used to purchase back the Series A and Series B Warrants issued in 2006 from private placement investors; $1,473,833 was reimbursed to the placement agent Roth Capital, including the out-of-pocket expenses and $232,028 legal counsel expense. The Company received $13,792,866 net proceeds.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Financial Transactions
	5/15/2007	9/7/2007
Gross proceeds	$3,000,000	$18,766,700
Commission to Placement Agent	(265,867)	(1,241,805)
Legal counsel expense	(146,374)	(232,028)
Used to purchase Warrants A & B	-	(3,500,000)
Net proceeds	$2,587,759	$13,792,867

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at December 31, 2008.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	25,269,313
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,579,839
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	3.84	60 Months	9/6/2011	241,708	0.70
Series C Warrants	3.38	60 Months	9/6/2011	3,083,589	0.81
Series F Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Series G Warrants	3.84	48 Months	9/6/2011	109,489	0.44
Series R Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Outstanding Option	3.00	48 Months	11/1/2010	100,000	0.92

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	Warrants A	Warrants C	Warrants F	Warrants G	Warrants R	Outstanding Option
Weighted-average fair value of warrants	0.70	0.81	0.20	0.44	0.20	0.92
Strike price	$3.84	$3.38	$4.84	$3.84	$4.84	$3.00
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%
Expected volatility	40.00%	40.00%	40.00%	40.00%	40.00%	40.00%
Years to maturity	5.00	5.00	3.00	4.00	3.00	4.00

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at December 31, 2008:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	-	-	-	12,653,662	12,654	4,064,862	51%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	9%
Private Placement- Investor	4,579,839	4,580	95,418	95	9,187,100	9,187	24,307,327	40%
Beneficial- Conversion Feature	-	-	-	-	-	-	7,002,292	-
	4,579,839	4,580	95,418	95	25,269,313	25,269	36,121,938	100%

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

11.	INCOME TAX

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33% on or before December 31, 2007.  However, in accordance with the relevant taxation laws in the PRC, the Company is eligible for tax concessions and was exempted from part of the PRC income taxes for the year 2007.

The following table accounts for the differences between the actual tax provision and the amounts obtained by applying the applicable PRC corporation income tax rate of 33% to income before taxes for the year ended December 31, 2007.

2007
Income before taxation	$8,228,921
BVI & Shell's operation expenses	136,376
Income before taxation of Chinese subsidiaries	8,365,297
Provision for income taxes at PRC income tax rate	2,760,548
Effect of tax exemption granted to the Company	(2,228,048)
Income Tax	$532,500

Effective January 1, 2008, PRC government implements a new tax rate for all enterprises, and the Company is subject to the new 25% tax rate for the year 2008.

12.	SEGMENT INFORMATION

The Company has contracted with customers usually in two revenue segments altogether, one is for the construction and installation of gas facilities and another one is the subsequent sales of gas to the customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue recognition and distinctive from each other for the relevant cost-and-revenue to be incurred and hence separate calculation and subsequent payment of fees for respective business without any interdependence on each other in this respect.

For management purposes, the company is currently organized into two major operating divisions - gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Balance Sheet Segment Report
As of December 31, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,815,619	$3,915,950	$423,986	$16,155,554
Non-Current Assets	14,474,690	43,066,163	-	57,540,853
Total Assets	26,290,308	46,982,113	423,986	73,696,407

Liabilities
Current Liabilities	1,353,777	14,487,281	-	15,841,057
Total Liabilities	1,353,777	14,487,281	-	15,841,057

Net Assets	$24,936,532	$32,494,832	$423,986	$57,855,350

Income Statement Segment Report
For the fiscal year ended December 31, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$12,160,959	$9,287,529	$-	$21,448,488
Cost of Revenue	(11,083,784)	(2,894,724)	-	(13,978,508)
Gross Profit	1,077,175	6,392,805	-	7,469,980

Operating Expense	(561,276)	(3,331,055)	(872,227)	(4,764,558)

Other Income / Expense	31,390	186,294	(418,807)	(201,123)
Earnings before tax	547,289	3,248,044	(1,291,034)	2,504,299

Income tax	(130,329)	(773,477)	-	(903,806)

Net Income	$416,960	$2,474,567	$(1,291,034)	$1,600,493

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Balance Sheet Segment Report
As of December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current assets	$11,509,765	$3,814,583	$7,866,957	$23,191,305
Non-current assets	10,606,803	31,558,142	-	42,164,945
Total assets	22,116,568	35,372,725	7,866,957	65,356,250

Liabilities
Current liabilities	1,228,727	13,149,074	131,843	14,509,644
Total liabilities	1,228,727	13,149,074	131,843	14,509,644

Net Assets	$20,887,841	$22,223,651	$7,735,114	$50,846,606

Statement of Income Segment Report
For the fiscal year ended December 31, 2007

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales revenue	$7,294,608	$12,973,148	$-	$20,267,756
Cost of revenue	(6,374,365)	(3,125,387)	-	9,499,752
Gross profit	920,243	9,847,761	-	10,768,004

Operating expenses	(209,418)	(2,241,032)	(264,769)	(2,715,219)
Other income/expense	4,080	43,665	128,391	176,136
Earnings from continued operation	714,905	7,650,394	(136,378)	8,228,921

Income tax	(45,604)	(486,896)	-	(532,500)
Gain from discontinued operation, net of tax	-	-	10,950	10,950
Net income	$669,301	$7,163,498	$(125,428)	$7,707,370

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

No other measures of segment profit or loss and assets have been provided or reviewed by the company's chief operating decision maker.

13.	COMMITMENTS UNDER OPERATING LEASES

At December 31, 2008, the Group had commitment for future minimum lease payments under non-cancelable operating leases in respect of office rented premises, which fall due as follows:

Land and Buildings	2008	2007
Not later than one year	$49,016	$45,934
Over one year but not later than five years	243,383	228,079
After five years	533,620	500,067
Total	$826,019	$774,080

14.	DISCONTINUED OPERATION

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

15.	ACQUISITIONS

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

Chenguang Gas and Guannan Gas
Condensed Balance Sheets
As of December 31, 2006
Assets	Chenguang	Guannan	Total
Current Assets
Cash and cash equivalent	$484,653	$1,207	$485,860
Other receivables	533,501	-	533,501
Inventory	89,806	61,987	151,793
Non-Current Assets
Property, plan, & equipment, net	2,569,684	537,953	3,107,637
Construction in progress	713,119	-	713,119
Total Assets	4,390,762	601,147	4,991,909

Liabilities
Current Liabilities
Loans	255,836	562,968	818,804
Other payables	1,911,214	1,207	1,912,421
Total Liabilities	2,167,050	564,175	2,731,225

Net Assets	$2,223,712	$36,972	$2,260,684

	Acquisition Price	Proceeds used to settle loans	Net Assets	Goodwill
Chenguang Gas	$3,350,000	$-	$2,223,712	$1,126,288
Guannan Gas	987,000	562,968	36,972	387,060
Total	$4,337,000	$562,968	$2,260,684	$1,513,348

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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

16.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	2008	2007
Net Income	$1,600,493	$7,707,370
Preferred Dividends	-	-
Constructive Preferred Dividends	-	(1,264,500)
Income Available to Common Stockholders	$1,600,493	$6,442,870

Original Shares	24,877,271	14,693,186
Addition to Common Stock	238,404	3,182,892
Basic Weighted Average Shares Outstanding	25,115,675	17,876,078

Addition to Common Stock from Conversion of Preferred Stock B	4,733,455	4,044,407
Addition to Common Stock from Conversion of Preferred Stock B-1	95,418	23,855
Addition to Common Stock from Exercise of Warrants	-	597,571
Diluted Weighted Average Shares Outstanding	29,944,548	22,541,911

Earnings Per Share
Basic	$0.064	$0.36
Diluted	$0.053	$0.29

Weighted Average Shares Outstanding
Basic	25,115,675	17,876,078
Diluted	29,944,548	22,541,911

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

17.	LIQUIDATED DAMAGE

The Company entered into a registration rights agreement related to a private placement financing transaction with accredited investors on September 13, 2007.  Pursuant to the agreement, the Company had to (1) file the registration statement within 45 days of the execution, and (2) declare the effectiveness within 150 days of filing the registration statement.  However, the Company did not meet the aforementioned requirements under the registration rights agreement, and was subjected to liquidated damages.  The Company has paid $481,805 in liquidated damages to investors in 2008, which was reported as other expense in the statements of income.

18.	CONTINGENT LIABILITIES

Pursuant to the warrants purchase agreement related to 2006 private placement financing transactions, the Company was required to reach $7.9 million and $11 million net income target for the fiscal years ended 2007 and 2008 respectively.  However, the Company did not meet the stipulated 2007 and 2008 net income target and therefore incurred certain contingent liabilities. The Company is liable to issue 1.2 million and 1.5 million shares make good common stock to the accredited investors in 2009 in compensation of not attaining the 2007 and 2008 net income target respectively.