Form 10-K/A
period 2008-12-31
Sino Gas International Holdings, Inc.
filed 2009-03-31
CIK 1326364

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

Explanatory Note

This amendment No. 1 to our annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 is being filed to correct technical error in stockholders’ equity table.

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
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 AND 2007

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

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF DECEMBER 31, 2008 AND 2007
(Stated in U.S. Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	14,693,186	14,693	4,812,363	-	-	2,025,022	3,958,239	824,296	25,314,313
Net Income	-	-	-	-	-	-	7,707,370	-	7,707,370
Issuance of Common Stock from conversion of Series J Warrants in connection with May financing transaction	1,094,891	1,095	1,600,778	1,157,170	-	-	-	-	2,587,759
Issuance of Common Stock and Preferred Stock B &B-1 in connection with September financing transaction	8,340,762	8,341	15,696,978	(1,109,224)	107,652	-	(1,264,500)	-	13,792,867
Conversion of Preferred Stock B to Common Stock	426,888	427	1,086,506	-	-	-	-	-	-
Issuance of Common Stock to Minority Shareholders in connection with Pegasus Telecom	3,650	4	-	-	-	-	-	-	4
Shares Cancelled	(3,274)	(3)	-	-	-	-	-	-	(3)
Issuance of 2006 Make Good Common Stock	321,168	321	(321)	-	-	-	-	-	-
Appropriations of Retained Earnings	-	-	-	-	-	1,233,179	(1,233,179)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	1,444,297	1,444,297
Balance, December 31, 2007	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606

Balance, January 1, 2008	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	392,020	392	-	-	-	-	-	-	-
Issuance of Common Stock	22	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance, December 31, 2008	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350

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