Form 10-Q
period 2009-03-31
Sino Gas International Holdings, Inc.
filed 2009-05-20
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No  ☒

As of May 18, 2009, the Registrant had 25,269,313 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

Table of Contents

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC

CONSOLIDATED REVIEWED FINANCIAL STATEMENTS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Stated in US dollars)

2

Sino Gas International Holdings, Inc.

CONTENTS	PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED BALANCE SHEETS	2 – 3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5 – 6

CONSOLIDATED STATEMENTS OF CASH FLOWS	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	8 – 36

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
May 2, 2009	Certified Public Accountants

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

		3/31/2009	12/31/2008
ASSETS

Current Assets	Notes
Cash & cash equivalents	2(e)	$1,979,435	$3,027,543
Restricted cash	3	229,937	234,279
Notes receivable		50,676	109,422
Accounts receivable	2(f),4	5,936,238	6,013,621
Advance to suppliers	2(g)	3,951,591	3,024,518
Other receivables	2(f)	3,107,162	3,028,368
Inventory		311,620	347,341
Prepayment and others		305,882	370,593
Total Current Assets		15,872,542	16,155,686

Non-Current Assets
Investment	2(h),5	5,165,490	5,159,009
Property, plant & equipment, net	2(j),6	32,754,404	33,033,118
Construction in progress	2(l)	18,735,603	17,155,473
Intangible assets, net	2(k),7	2,194,260	2,193,252
Total Non-current Assets		58,849,757	57,540,852

Total Assets		$74,722,299	$73,696,538

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Bank loans	8	$2,191,189	$2,188,439
Accounts payable		6,443,994	6,350,092
Other payables	9	5,911,487	6,174,871
Accrued liabilities		188,552	189,090
Unearned revenue	2(m)	1,741,741	938,696
Total Current Liabilities		16,476,962	15,841,188

Total Liabilities		$16,476,962	$15,841,188

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

	Notes	3/31/2009	12/31/2008
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 shares issued and outstanding as of March 31, 2009 and December 31, 2008	10	$4,580	$4,580

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972
Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of March 31, 2009 and December 31, 2008	10	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662
Additional paid in capital - Beneficial Conversion Feature		7,002,292	7,002,292

Common Stock US$0.001 par value; 250,000,000 shares authorized; 25,269,313 shares issued and outstanding as of March 31, 2009 and December 31, 2008	10	25,269	25,269

Additional paid in capital - Common Stock		23,196,304	23,196,304
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652

Statutory reserve	2(v)	3,956,728	3,956,728
Retained earnings		10,415,533	10,069,896
Accumulated other comprehensive income	2(x)	7,721,194	7,676,844
Total Stockholders' Equity		58,245,337	57,855,350

Total Liabilities & Stockholders' Equity		$74,722,299	$73,696,538

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in U.S. Dollars)

	Notes	3/31/2009	3/31/2008
Sales revenues		$5,037,692	$4,342,116
Cost of revenues		(3,773,212)	(2,975,472)
Gross Profit		1,264,480	1,366,645

Operating Expense
Selling and marketing expenses		203,072	181,704
General and administrative expenses		512,447	833,451
Total operating expense		715,519	1,015,154

Operating Income		548,961	351,490

Other Income/(Expense)
Investment income	2(q)	-	-
Other income		161	-
Other expense	17	(5,729)	(845)
Interest income		1,850	33,166
Interest expense		(41,452)	(60,467)
Total other income/(expense)		(45,170)	(28,146)

Earnings from continued operation		503,791	323,344
Income tax	2(r),11	(158,155)	(174,017)
Gain/(Loss) from discontinued operation, net of tax	15	-	-

Net income		$345,637	$149,327

Constructive Preferred Dividend - Amortization of Beneficial Conversion		-	-
Income Available to Common Stockholders		$345,637	$149,327

Earnings per share	2(z),16
Basic		$0.014	$0.009
Diluted		$0.012	$0.007

Weighted Average Shares Outstanding	16
Basic		25,269,313	17,165,894
Diluted		29,944,570	22,017,096

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

	Preferred Stock B					Preferred Stock B-1
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Additional Paid in Capital-Wa rrants Series: A, B, J, C, D	Additional Paid in Capital-Beneficial Conversion Feature	Shares Outstanding	Amount	Additional Paid In Capital- Preferred Stock B-1	Additional Paid in Capital-Beneficial Conversion Feature
Balance, January 1, 2008	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(392,020)	(392)	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2008	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

Balance, January 1, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, March 31, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	392,020	392	-	-	-	-	-	-	-
Issuance of Common Stock	22	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance, December 31, 2008	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350

Balance, January 1, 2009	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	345,637	-	345,637
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	44,351	44,351
Balance, March 31, 2009	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,415,533	7,721,194	58,245,337

	3/31/2009	12/31/2008	Total
Comprehensive Income
Net Income	$345,637	$1,600,493	$1,946,130
Other Comprehensive Income
Foreign Currency Translation Adjustment	44,351	5,408,250	5,452,601
Total	$389,988	$7,008,743	$7,398,731

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Stated in U.S. Dollars)

	3/31/2009	3/31/2008
Cash Flows from Operating Activities
Net Income	$345,637	$149,327
Depreciation expense	332,656	640,248
Amortization expense	2,267	29,532
Withdraw/(deposit) in restricted time deposits	4,342	(185,141)
Decrease/(increase) in accounts and other receivables	57,335	(5,357,649)
Decrease/(increase) in inventory	35,721	(38,915)
Decrease/(increase) in prepaid expenses	(862,362)	(831,430)
Increase/(decrease) in accounts and other payables	633,024	(287,732)
Cash Sourced/(Used) in Operating Activities	548,620	(5,881,760)

Cash Flows from Investing Activities
Investment in equity	(6,481)	1,304,154
Purchase of property, plant, and equipment	(53,942)	(2,920,649)
Increase of goodwill	(2,108)	-
Purchase of other intangible asset	(1,166)	(113,620)
Increase in construction in progress	(1,580,130)	(1,274,121)
Cash Sourced/(Used) in Investing Activities	(1,643,828)	(3,004,236)

Cash Flows from Financing Activities
Proceeds/(settlement) of bank loans	2,749	4,385,832
Cash Sourced/(Used) in Financing Activities	2,749	4,385,832

Net increase in cash & cash equivalents for the year	(1,092,459)	(4,500,164)
Effect of currency translation on cash and cash equivalents	44,351	1,605,787
Cash & cash equivalents at the beginning of period	3,027,543	10,915,590
Cash & cash equivalents at the end of period	$1,979,435	8,021,212

Supplementary cash flow information
Interest received	$1,850	$33,166
Interest paid	$41,452	$60,467
Income tax paid	$158,115	$323,344

See Accompanying Notes to Financial Statements and Accountant’s Report

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2009 and December 31, 2008.

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 184,916,420

Beijing Chenguang Gas, Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	90	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	95	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd.	PRC	7/19/2004	100	95	RMB 5,000,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Sishui Weiye Gas Co., Ltd.	PRC	12/22/2004	100	95	RMB 3,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	85	RMB 1,000,000

Peixian Weiye Gas Co., Ltd.	PRC	8/22/2005	100	90	RMB 5,000,000

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd.	PRC	12/23/2005	100	95	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Guyuan Gas Co., Ltd.	PRC	12/15/2008	100	100	RMB 1,000,000

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

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

	3/31/2009	12/31/2008

Years end RMB : US$ exchange rate	6.8456	6.8542
Average yearly RMB : US$ exchange rate	6.8466	6.9623

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

i. GAS Investment China Co., Ltd.	British Virgin Islands	0.00%
ii. Sino Gas Construction, Ltd.	British Virgin Islands	0.00%
iii. Sino Gas Investment Development, Ltd.	British Virgin Islands	0.00%

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the three-month ended March 31, 2009 and 2008

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

(s)  Advertising

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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer facts and economic conditions. Outstanding account balances are reviewed individually for collectibles. Account balances are charged off against the allowance after all means of collection have been exhausted and collection is improbable. To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.  The Company does not have any off-balance-sheet credit exposure to its customers.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Accounts Receivable
	3/31/2009	12/31/2008
Gross accounts receivable	$5,973,836	$6,049,415
Allowance for bad debt	(37,598)	(35,794)
Net accounts receivable	$5,936,238	$6,013,621

Allowance for Bad Debt
	3/31/2009	12/31/2008
Beginning balance	35,794	$36,760
Addition	1,804	-
Reverse	-	(966)
Ending balance	37,598	$35,794

Accounts Receivable Aging Report
	3/31/2009	12/31/2008
30 Days	$2,046,928	$4,896,066
30-60 Days	443,425	258,107
60-90 Days	1,044,211	292,988
90-180 Days	2,306,418	311,954
180-360 Days	-	205,745
>360 Days	95,255	48,760
Total	$5,936,238	$6,013,621

The following are the ten most significant accounts receivable at March 31, 2009:

Hebei Zhonggang Steel, Ltd.	$754,555
Lianyun Port Development	382,814
Guannan Fangwu Construction Co., Ltd.	369,644
Xuzhou Shenyuan Real Estate Co., Ltd.	349,157
Sihong Jinwan Development Co., Ltd.	338,036
Beijing Yincheng Construction Co., Ltd.	288,603
Peixuan Jiannan Development Company	284,199
Tonghua Tongsheng Real Estate Co., Ltd.	272,465
Suqian City Ming Wei Co., Ltd.	259,014
Jiangsu Hongzhe Lake Farm	241,103
Total	$3,539,590

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

5.	INVESTMENT

	3/31/2009	12/31/2008
Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$4,823,665	$4,817,613
Qujing Gas Co., Ltd.	341,825	341,397
Total	$5,165,490	$5,159,009

6.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, Plant, and Equipment consisted of the followings at March 31, 2009 and December 31, 2008:

At Cost	3/31/2009	12/31/2008
Gas Pipelines	$27,602,154	$27,859,313
Motor Vehicles	5,607,544	5,600,508
Machinery & Equipment	858,912	857,834
Buildings	1,862,509	1,568,380
Leasehold Improvements	80,522	80,101
Office Equipment	224,872	216,435
	36,236,513	36,182,572

Less: Accumulated depreciation	(3,482,109)	(3,149,453)
	$32,754,404	$33,033,118

Accumulated Depreciation	3/31/2009	12/31/2008
Gas Pipelines	$1,714,145	$1,532,478
Motor Vehicles	1,208,148	1,109,489
Machinery & Equipment	207,266	198,072
Buildings	227,306	193,126
Leasehold Improvements	51,676	48,325
Office Equipment	73,568	67,963
Total	$3,482,109	$3,149,453

Depreciation expenses included in the consolidated statements of income for the three months and twelve months ended March 31, 2009 and December 31, 2008 were $332,657 and $1,459,682, respectively.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009 and December 31, 2008:

At Cost	3/31/2009	12/31/2008
Land use rights	$511,550	$510,907
Franchises	401,718	401,214
Goodwill	1,680,083	1,677,975
Others	15,331	15,312
	2,608,683	2,605,408

Less: Accumulated Amortization	(414,423)	(412,156)
	$2,194,260	$2,193,252

Accumulated Amortization	3/31/2009	12/31/2008
Land use rights	$32,979	$32,938
Franchises	370,067	369,603
Goodwill	-	-
Others	11,377	9,615
Total	$414,423	$412,156

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

8.	SHORT-TERM BANK LOAN

Name of Bank	Due Date	Interest Rate	3/31/2009	12/31/2008
Bank of Dalian	12/18/2009	6.69%	$2,191,189	$2,188,439
Total			$2,191,189	$2,188,439

Interest expenses for the short-term bank loans were $41,452 and $187,999 for the three-month and twelve-month periods ended March 31, 2009 and December 31, 2008.

9.	OTHER PAYABLES

Other payables consisted of the following at March 31, 2009 and December 31, 2008:

	3/31/2009	12/31/2008
Employees’ welfare payables	$340,414	$137,264
Amount due to employees	316,017	366,732
Tax payable	221,242	267,790
Other Payable	5,033,814	5,403,085

Total	$5,911,487	$6,174,871

All the amounts due to employees are unsecured, interest free, and have no fixed repayment terms.

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock.  On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah.  On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions.  Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006.  On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction.  Therefore, at March 31, 2009 and December 31, 2008, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,579,839 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at March 31, 2009.

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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at March 31, 2009:

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
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

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

For management purposes, the company is currently organized into two major operating divisions: gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

Balance Sheet Segment Report
As of March 31, 2009

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,653,889	$3,862,349	$356,305	$15,872,542
Non-Current Assets	14,803,951	44,045,806	-	58,849,757
Total Assets	26,457,840	47,908,155	356,305	74,722,299

Liabilities
Current Liabilities	1,395,129	14,929,802	152,032	16,476,962
Total Liabilities	1,395,129	14,929,802	152,032	16,476,962

Net Assets	$25,062,711	$32,978,353	$204,273	$58,245,337

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Income Statement Segment Report
For the three months ended March 31, 2009

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$3,813,956	$1,223,736	$-	$5,037,692
Cost of Revenue	(3,643,225)	(129,987)	-	(3,773,212)
Gross Profit	170,731	1,093,749	-	1,264,480

Operating Expense	(87,394)	(559,866)	(68,259)	(715,519)

Other Income / Expense	(6,177)	(39,571)	578	(45,170)
Earnings before tax	77,161	494,311	(67,681)	503,791

Income tax	(21,354)	(136,800)	-	(158,155)

Net Income	$55,807	$357,511	$(67,681)	$345,637

Balance Sheet Segment Report
As of December 31, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total
Assets
Current Assets	$11,815,718	$3,915,982	$423,986	$16,155,686
Non-Current Assets	14,474,690	43,066,163	-	57,540,853
Total Assets	26,290,407	46,982,145	423,986	73,696,538

Liabilities
Current Liabilities	1,353,788	14,487,400	-	15,841,188
Total Liabilities	1,353,788	14,487,400	-	15,841,188

Net Assets	$24,936,619	$32,494,745	$423,986	$57,855,350

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

Income Statement Segment Report
For the three months ended March 31, 2008

	Gas Distribution	Gas pipeline Installation	Others	Total

Sales Revenue	$2,987,419	$1,354,697	$-	$4,342,116
Cost of Revenue	(2,545,638)	(429,834)	-	(2,975,472)
Gross Profit	441,781	924,863	-	1,366,644

Operating Expense	(232,194)	(493,412)	(289,548)	(1,015,154)

Other Income / Expense	(18,061)	(38,380)	28,295	(28,146)
Earnings before tax	191,526	393,071	(261,253)	323,344

Income tax	(55,685)	(118,332)	-	(174,017)

Net Income	$135,841	$274,739	$(261,253)	$149,327

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

12.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

3/31/2009
Net Income	$345,637
Preferred Dividends	-
Constructive Preferred Dividends	-
Income Available to Common Stockholders	$345,637

Original Shares	25,269,313
Addition to Common Stock	-
Basic Weighted Average Shares Outstanding	25,269,313

Addition to Common Stock from Conversion of Preferred Stock B	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	95,418
Addition to Common Stock from Exercise of Warrants	-
Diluted Weighted Average Shares Outstanding	29,944,570

Earnings Per Share
Basic	$0.014
Diluted	$0.012

Weighted Average Shares Outstanding
Basic	25,269,313
Diluted	29,944,570

SINO GAS INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Stated in U.S. Dollars)

13.	LIQUIDATED DAMAGE

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

14.	CONTINGENT LIABILITIES

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

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, starting 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, was affected in 2008. Recently, the Chinese government has changed its policies and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. The Chinese government has also decided to inject stimulus package to boost the overall economy, including allocation of funds for mass housing projects. We have seen signs of recovery of the real estate market in China in recent months.

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

Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and we anticipate that such sales would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales to industrial users are subject to the performance of the end industrial users. Gas sales to our industrial users have increased 41.6% during 2008 as existing users have expanded their production capacity. For our biggest industrial user, Hebei Zhong Gang Co. Ltd, our average daily gas sales were 24,000 cubic meters in 2008. As we expand into more cities, we expect to add one to two industrial users in the coming year if capital is available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 100,000) to medium (population between 100,000 to 300,000) sized cities. We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered our major growth components. The current worldwide financial crisis has created pricing opportunities for us to acquire projects since we could acquire projects  at attractive prices.

Most medium-sized or large cities have already been developed by large gas distributors or are still operated by state-owned companies. Acquisition opportunities exist in state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The expansion into these markets would have material impact on the Company, increasing the Company’s assets and revenues significantly. The Company would require additional fundraising for such acquisitions.

Material Challenges

There are a vast number of small-to-medium sized cities left undeveloped by our industry, but the competition is intense, as there are many small new players in the market attracted by the profitability and growth potentials of the natural gas business. Meanwhile, from time to time, we are also facing competitions from stronger competitors, as large city markets are getting saturated and our competitors are beginning to expand into smaller cities.

We  have limited opportunities in developing into first-tier cities in China, as most of them have already been taken by other large gas distributors, such as Xin’ao Gas Co. Ltd (largest in China), in the past decade.

Still, potential residential users in small and medium-sized cities need to be educated about the benefits of using natural gas. Time is required for residents to realize the benefits of natural gas. This is especially true for new markets, where there is no use of natural gas. Small cities tend to be more reluctant for use of new energy resources, such as natural gas, than large cities, and residents depend more on coal.

China’s energy market is highly regulated by the government with regard to the purchase and sale price of natural gas. When an adjustment to the purchase price by the government occurs, gas distributors will correspondingly increase the sale price, subject to a public hearing and government approval. The increase of natural gas price in China is lagging behind that in the international markets, which has soared in the past year. The Chinese government has seldom adjusted natural gas price, but we cannot rule out the possibilities of the increase of natural gas prices in the future. We can adjust the sale price accordingly after the increase of purchase price.  However, passing the increase to end users would make natural gas more expensive, as compared to other alternative energies. Thus this increase of price will deter our business development.

Risks in Short-Term and Long-Term Periods

In each of the cities we are developing and aiming to develop, the real estate market is the major factor that impacts us. Most of our residential customers are new home buyers. If the real estate market turns downward, the demands for new homes would decrease, resulting in fewer natural gas connections, and thus negatively impacting our business.

To reduce the Company’s heavy dependence on connection fees, the Company is exploring opportunities to diversify our business by expanding into related areas, such as pipeline and gas station businesses. However, we do not expect to expand into these areas in large scale in the near future.

Liquidity and Capital Resources

Natural gas distribution is a capital-intensive industry that requires large amounts of capital for the construction of pipelines and gas stations, and the purchase of transportation vehicles. The Company would be constrained by inadequate capital when developing into larger cities or engaging in merger and acquisition activities. With such situations, the Company would require additional fundraising to finance such  business activities.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

During the three months ended March 31, 2009, net revenues were $5,037,692, representing an increase of 16.02 % from the same period of last year.  Gross profit for the three months ended March 31, 2009 was $1,264,480, representing a decrease of 7.48% from the same period of last year.  Our operating income for the three months ended March 31, 2009 was $548,961, representing an increase of 56.18% from the same period of 2008.

	For the 3 months ended March 31,
	2009	2008	Change
	US$	US$%
Net Revenues	5,037,692	4,342,116	16.02%
Gross Profit	1,264,480	1,366,645	-7.48%
Operating Income	548,961	351,490	56.18%
Net Income	345,637	149,327	131.46%
Gross Margin	25.10%	31.47%	- 20.24%
Net Margin	6.86%	3.44%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended March 31, 2009 were $5,037,692, compared to $4,342,116 for the same period in 2008, representing an increase of 16.02%. The increase was mainly due to the increase of gas sales, which was able to offset the decrease in connection fees. During this period, we connected 2,878 new residential households to our gas distribution network, resulting in total connection fees of $1,223,736.  Gas sales during the same period were 11.52 million cubic meters, or $3,813,956. In comparison, we connected 4,590 new residential households to our gas distribution network for the same period in 2008, resulting in total connection fees of $1,354,697. Gas sales during the period were 9.45 million cubic meters, or $2,987,419.

	For the 3 months ended December 31,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	5.04	100%	4.34	100%	16.02%
Connection Fees	1.22	24%	1.35	31%	-9.67%
Gas Sales	3.81	76%	2.99	69%	27.67%

The increase in our net revenues for the three months ended March 31, 2009  were due to the following factors:

1) Increase of gas sales. With more customers added to our existing gas network distribution system, our gas sales increased accordingly.

2) Decrease of connection fees from residential customers. (Connection fees offer a higher gross margin than gas sales.) The slowdown of the real estate market and the unfavorable capital markets conditions continued to affect our business operations, especially our connection fees.  The slowdown of the real estate market has caused real estate developers to grant fewer new contracts to us to perform new gas connection services.  In addition, real estate developers have also postponed the execution of certain existing contracts for connection services.  The unfavorable capital markets conditions have caused us to scale back our business operations. In the first quarter of 2009, the lack of capital has greatly reduced the amount of connection fees from new projects.

3) Higher average connection fees per unit. In the first quarter of 2009, we developed certain residential projects with higher connection fees per unit, compared with the same period of 2008. The higher connection fees per unit helped to offset the lower number of residential units developed in the first quarter of 2009.

Connection Fees

Connection fees during the three months ended March 31, 2009 were $1.22 million, representing a decrease of 9.67% over the same period of 2008, accounting for 24.29% of the total net revenue as compared with approximately 31.20% of the total net revenue for the same period in 2008. The source of connection fees was mainly from the development of new residential users. Connection fees from residential users during the three months ended March 31, 2009 were $1.14 million, representing a decrease of 16.12% from the same period of 2008.

	For the 3 months ended March 31,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	1.22	100%	1.35	100%	-9.67%
Residential Users	1.14	92.86%	1.35	100%	-16.12%
Industrial Users	0.09	7.14%	0.00	0%

The table below is a breakdown of our top five customers by connection fees:

Customers	Connection Fees: ($ million)
Hebei Xiangyin Real Estate Development Co., Ltd.	0.045
Shenzhou City’s Middle School	0.044
Nangong Middle School	0.044
Xuzhou Ganglong Real Estate Development Co., Ltd.	0.035
Henan Dihua Real Estate Co., Ltd.	0.023

Due to seasonality, the first quarter of each year usually generates less revenue for the Company with regards to connection fees. Generally, there are no construction projects because of cold weather in Northern China and the Chinese New Year holiday. Generally, new construction projects begin in the end of the quarter.

Gas Sales

In terms of volume, we sold 11.52 million cubic meters of natural gas during the three months ended March 31, 2009, compared with 9.45 million cubic meters for the same period of 2008. In terms of monetary value, gas sales were $3.81 million during the three months ended March 31, 2009, accounting for 75.71% of total net revenue for the three months ended March 31, 2009, representing an increase of 27.67% over the same period of 2008. Gas sales to residential users increased 63.3% to $1.04 million for the three months ended March 31, 2009 from $0.64 million in the same period of 2008. Gas sales to industrial users increased 43.25% to $1.27 million for the three months ended March 31, 2009 from $0.88 million in the same period of 2008. Gas sales to commercial users increased 2.77% to $1.51 million for the three months ended March 31, 2009 from $1.47 million in the same period of 2008.

	For the 3 months ended March 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	3.81	100%	2.99	100%	27.67%
Residential Users	1.04	27%	0.64	21%	63.3%
Industrial Users	1.27	33%	0.88	30%	43.25%
Commercial Users	1.51	40%	1.47	49%	2.77%

Such increases were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network.

The table below is a breakdown of our major industrial customers for gas use in the first quarter of 2009.

Industrial Customers	Gas Usage (million cubic meters)	Gas Usage ($ million)
Hebei Zhonggang Steel Co., Ltd.	1.98	0.71
Oil Pipeline of The First Machine Factory of Huabei Petrol Bureau	0.32	0.11
Buohai Oil equipment manufacturer of PetroChina Group	0.25	0.09
Elite (Langfang) Textile Corporation	0.08	0.03
Hebei Jihengyuan Group Ltd.	0.05	0.02

Gas sales of $0.71 million were contributed by Hebei Zhonggang Steel Co., Ltd., which started to use gas at the beginning of 2006. The gas consumption of Hebei Zhonggang was 1.98 million cubic meters during the three months ended March 31, 2009, representing a slight increase, compared with 1.94 million cubic meters for the same period of 2008.

As mentioned above, due to  our business’ seasonality, gas sales accounted for a relatively higher percentage of our total net revenues. As our residential customer base grows, gas sales to residential users would increase gradually.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2009, which includes cost of connection and cost of gas sales, was $3.77 million, representing an increase of 26.81% from $2.98 million in the same period of 2008.

	For the 3 months ended March 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	3.77	100%	2.98	100%	26.81%
Connection Cost	0.13	3%	0.43	14%	-69.76%
Gas Cost	3.64	97%	2.55	86%	43.12%

Cost of Connection

Our cost of connection during the three months ended March 31, 2009 was $0.13 million, or 3% of our total cost of revenues. By comparison, the cost of connection during the same period of 2008 was $0.43 million, or 14% of our total cost of revenues.

Cost of connection decreased by approximately 69.76% from the same period in 2008, mainly due to the decrease of connection service activities for the three months ended March 31, 2009 as compared to the same period of 2008.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Considering the city's overall planning and our long-term interests, the capacity of the gas pipeline network we designed to distribute gas for a city usually greatly exceeded the number of households we served at the beginning of our service, which makes the cost of connection, specifically the depreciation of pipelines and maintenance cost relatively high if the number of residential users connected is low. However, with the connection of more households to the gas pipeline, the average cost to each household will be gradually reduced.

Cost of Gas Sales

The cost of gas sales increased 43.12% to $3.64 million during the three months ended March 31, 2009 from $2.55 million for the same period in 2008. This increase, which surpassed the 27.67% increase in sales of natural gas during the same period, is largely due to the increase of rental expenses on gas delivery equipments and higher fuel costs.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Langfang Development Zone Wei Ye Hazardous Goods Transportation Co. Ltd, one of our subsidiaries, is responsible for our gas transportation, and transportation cost per cubic meter is  RMB 0.55 ($0.080) per cubic meter.

Gross Profit

During the three months ended Mar 31, 2009, gross profit was $1.26 million, representing a decrease of approximately 7.48% from the same period of 2008. Gross profit from connection fees was $1.09 million for the three months ended March 31, 2009, accounting for 87% of total gross profit. In comparison, gross profit from connection fees was $0.92 million for the three months ended March 31, 2008, accounting for 68% of total gross profit. Gross profit from gas sales was $0.17 million for the three months ended March 31, 2009, accounting for 13% of total gross profit, compared to $0.44 million, accounting for 32% of total gross profit in the same period of 2008.

	For the 3 months ended March 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	1.26	100%	1.37	100%	-7.48%
Connection	1.09	87%	0.92	68%	18.26%
Gas	0.17	13%	0.44	32%	-61.36%

Gross margin during the three months ended March 31, 2009 was 25.10%, compared to 31.47% during the same period in 2008.

Gross margin for connection fees for the three months ended Mar 31, 2009, was 89.38%, compared to 68.27% in the same period of 2008. The increase of connection gross margin is mainly due to higher average connection fees per unit.  In the first quarter of 2009, we developed certain residential projects with higher connection fees per unit.

Gross margin for sales of natural gas was 4.48% for the three months ended March 31, 2009, compared to 14.79% during the same period of 2008.  The decrease was due to an increase of rental expenses on gas delivery trucks and higher costs of fuel.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended March 31, 2009 were $0.20 million, approximately 4.03% of our net revenues, compared with $0.18 million or 4.18 % of our net revenues in the same period of 2008.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.51 million for the three months ended March 31, 2009, which was 38.55% lower than $0.83 million for the same period of 2008. Other expense was $0.05 million for the three months ended March 31, 2009, compared with 0.03 million for the same period of 2008.

Operating Income

The operating income for the three months ended March 31, 2009 was $0.55 million, representing an increase of 57.14%, compared to the operating income of $0.35 million for the same period of  2008.

Income tax

Income tax was $0.16 million for the three months ended Mar 31, 2009, compared to $0.17 million for the same period of 2008.

Net Income

Net income for the three months ended March 31, 2009 was $0.35 million, representing an increase of 133% from $0.15 million for the same period of 2008. The increase is mainly due to the decrease of SG&A expenses.

Cash and cash equivalents

Cash and cash equivalents were $2.21 million as of March 31, 2009, a decrease of $1.05 million as compared to $3.26 million of cash and cash equivalents as of December 31, 2008.  In the first quarter of 2009, the major source of cash was the Company’s operating activities.

Accounts Receivable

Accounts receivable during the three months as of March 31, 2009 were $5.94 million, a slight decrease of $0.07 million from $6.01 million as of December 31, 2008.

Our accounts receivable is expected to gradually decrease during the first six months of 2009 due to our businesses’ seasonality. Connection fees are generally higher in the third and fourth quarters of every year than in the first two quarters. Accounts receivable are collected in the beginning of the following year.

Notes Receivable

Notes receivable of $0.05 million as of March 31, 2009 was the Note issued by Hebei Zhonggang for its use of gas.

Inventory

Inventory of $0.31 million as of March 31, 2009 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2009 were $36.24 million, representing a slight increase of $0.06 million from $36.18 million as of December 31, 2008.  The table below is a breakdown of our fixed assets at cost:

	2008	2007
At Cost
Gas Pipelines	$27,602,154	$27,859,313
Motor Vehicles	5,607,544	5,600,508
Machinery & Equipment	858,912	857,834
Buildings	1,862,509	1,568,380
Leasehold Improvements	80,522	80,101
Office Equipment	224,872	216,435
Less Accumulated depreciation	(3,482,109)	(3,149,453)
	$32,754,404	$33,033,118
Bank Loans

Bank loans as of March 31, 2009 were $2.19 million, representing no change, as compared to that as of December 31, 2008.

Accounts Payables

Accounts payables as of March 31, 2009 was $6.44 million, representing an increase of $0.09 million from that as of December 31, 2008.

Other Payables

Other payables as of March 31, 2009 were $5.91 million, representing a decrease of $0.26 million from that as of December 31, 2008.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, our management concluded that, as of March 31, 2009, our Company’s disclosure controls and procedures was not effective due to the material weaknesses described below.

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

During the fiscal year ended December 31, 2008, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting, using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of December 31, 2008, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

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

(3) Our Company did not formulate a comprehensive Related Party Transactions Policy and develop a master list of all Related Parties.

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

(2) The management is committed to develop a comprehensive and risk-based internal audit function within the Company. With the limited human capital supplies in the market, we will engage a third party professional to assist the management in establishing the internal control system. At the same time, we have enhanced our efforts of recruitment and interviews are undergoing. We expect that an internal audit department will be set up in the near future. With the assistance from the third party professional, the roles and responsibilities of the internal audit department will be formulated and a comprehensive risk-based internal audit plan will be developed and approved by the Audit Committee within a month after the set up.

(3) We will continue to modify Related Party Transaction Policy and our goal is to formulate a comprehensive policy in the near future.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 20, 2009	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 20, 2009	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer