Form 10-Q
period 2009-06-30
Sino Gas International Holdings, Inc.
filed 2009-08-19
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 14, 2009, the Registrant had 26,769,313 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC

REVIEWED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND DECEMBER 31, 2008

STATED IN US DOLLARS

Sino Gas International Holdings, Inc.

CONTENTS	PAGES

Report of Registered Independent Public Accounting Firm	4

Consolidated Balance Sheets	5 – 6

Consolidated Statements of Income	7

Consolidated Statements of Changes in Stockholders’ Equity	8 – 9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11 – 40

To:	The Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
July 25, 2009	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note	6/30/2009	12/31/2008
ASSETS

Current Assets
Cash & cash equivalents	2(e)	$1,854,242	$3,027,543
Restricted cash	3	183,541	234,279
Notes receivable		146,096	109,422
Accounts receivable	2(f),4	4,664,089	6,013,621
Inventory		285,957	347,341
Advances to suppliers	2(g)	4,150,547	3,024,518
Prepayments		580,769	370,593
Other receivables	2(f)	3,414,366	3,028,368
Total Current Assets		15,279,607	16,155,686

Non-Current Assets
Investment	2(h),5	5,166,094	5,159,009
Property, plant & equipment, net	2(j),6	34,299,046	33,033,118
Construction in progress	2(l)	19,266,398	17,155,473
Intangible assets, net	2(k),7	2,298,646	2,193,252
Total Non-Current Assets		61,030,184	57,540,852

TOTAL ASSETS		$76,309,791	$73,696,538

LIABILITIES

Current Liabilities
Bank loans	8	$2,191,445	$2,188,439
Accounts payable		7,258,282	6,350,092
Other payables	9	6,000,522	6,174,871
Unearned revenue	2(m)	2,030,857	938,696
Accrued liabilities		250,871	189,090
Total Current Liabilities		17,731,977	15,841,188

TOTAL LIABILITIES		$17,613,643	$15,841,188

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note	6/30/2009	12/31/2008
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	10	$4,580	$4,580

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972
Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	10	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662
Additional paid in capital - Beneficial Conversion Feature		7,002,292	7,002,292

Common Stock US$0.001 par value; 250,000,000 shares authorized; 26,769,313 and 25,269,313 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.	10	26,769	25,269

Additional paid in capital - Common Stock		22,513,732	23,196,304
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652

Statutory reserve	2(v)	4,018,865	3,956,728
Retained earnings		11,455,602	10,069,896
Accumulated other comprehensive income	2(x)	7,632,537	7,676,844
Total Stockholders' Equity		58,577,814	57,855,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$76,309,791	$73,696,538

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

		Three Months Ended		Six Months Ended
	Note	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Sales revenues	2(p)	$7,331,620	$5,121,521	$12,369,312	$9,463,638
Cost of revenues		(5,796,185)	(3,554,592)	(9,569,397)	(6,530,063)
Gross Profit		1,535,435	1,566,930	2,799,915	2,933,575

Operating Expense
Selling and marketing expenses		(217,418)	(186,193)	(420,490)	(367,896)
General and administrative expenses		(733,712)	(1,163,429)	(1,246,159)	(1,996,879)
Total operating expense		(951,130)	(1,349,621)	(1,666,649)	(2,364,776)

Operating Income		584,305	217,308	1,133,266	568,799

Other Income/(Expense)
Other income		11,045	1,269	11,206	1,269
Other expense		(16,585)	(483,081)	(22,314)	(483,926)
Interest income		1,227	12,496	3,077	45,662
Interest expense		(43,108)	(156,100)	(84,560)	(216,567)
Total other income/(expense)		(47,422)	(625,416)	(92,591)	(653,562)

Earnings from continued operation		536,883	(408,107)	1,040,675	(84,763)

Income tax	2(r),12	(115,749)	(128,781)	(273,904)	(302,798)

Net income		$421,134	$(536,888)	$766,771	$(387,561)

Earnings per share	2(z),13
- Basic		$0.02	$(0.02)	$0.03	$(0.01)
- Diluted		$0.01	$(0.02)	$0.02	$(0.01)

Weighted Average Shares Outstanding
- Basic		26,135,980	25,312,896	25,702,646	25,297,638
- Diluted		30,811,237	30,529,350	30,377,903	30,529,350

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)
	Preferred Stock B					Preferred Stock B-1
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Additional Paid in Capital-Warrants Series: A, B, J, C, D	Additional Paid in Capital-Beneficial Conversion Feature	Shares Outstanding	Amount	Additional Paid In Capital- Preferred Stock B-1	Additional Paid in Capital-Beneficial Conversion Feature
Balance, January 1, 2008	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(392,020)	(392)	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2008	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

Balance, January 1, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Shares	-	-	-	-	-	-	-	-	-
Reallocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, June 30, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	392,020	392	-	-	-	-	-	-	-
Issuance of Common Stock	22	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance, December 31, 2008	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350

Balance, January 1, 2009	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	766,771	-	766,771
Issuance of 2007 Make Good Shares	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Reallocation of Beneficial Conversion Feature	-	-	(681,072)	-	-	-	681,072	-	-
Appropriation of Retained Earnings	-	-	-	-	-	62,137	(62,137)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	(44,306)	(44,306)
Balance, June 30, 2009	26,769,313	26,769	22,513,732	47,946	107,652	4,018,865	11,455,602	7,632,537	58,577,814

	6/30/2009	12/31/2008	Total
Comprehensive Income
Net Income	$766,771	$1,600,493	$2,367,264
Other Comprehensive Income
Foreign Currency Translation Adjustment	(44,306)	5,408,250	5,363,944
Total	$722,464	$7,008,743	$7,731,208

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Cash Flows from Operating Activities
Net Income	$421,134	$(536,888)	$766,771	$(387,561)
Depreciation expense	86,877	218,405	419,533	858,653
Amortization expense	31,627	14,463	33,894	43,995
Withdraw/(deposit) in restricted time deposits	46,396	(75,807)	50,738	(260,948)
Decrease/(increase) in accounts and other receivables	869,525	3,894,981	926,859	(1,462,668)
Decrease/(increase) in inventory	25,664	(29,360)	61,385	(68,276)
Decrease/(increase) in prepaid expenses	(473,843)	(2,186,986)	(1,336,205)	(3,018,416)
Increase/(decrease) in accounts and other payables	1,254,759	1,018,505	1,887,783	730,773
Cash Sourced/(Used) in Operating Activities	2,262,138	2,317,312	2,810,758	(3,564,449)

Cash Flows from Investing Activities
Investment in equity	(604)	(1,679,262)	(7,085)	(375,108)
Disposal/(purchase) of property, plant & equipment	(1,631,519)	139,869	(1,685,461)	(2,780,780)
Increase of goodwill	(196)	-	(2,304)	-
Purchase of other intangible assets	(135,818)	(91,297)	(136,984)	(204,917)
Increase in construction in progress	(530,794)	(1,863,062)	(2,110,924)	(3,137,183)
Cash Sourced/(Used) in Investing Activities	(2,298,930)	(3,493,752)	(3,942,758)	(6,497,988)

Cash Flows from Financing Activities
Proceeds of bank loans	256	155,838	3,005	4,541,670
Cash Sourced/(Used) in Financing Activities	256	155,838	3,005	4,541,670

Net increase in cash & cash equivalents for the period	(36,536)	(1,020,603)	(1,128,995)	(5,520,767)

Effect of currency translation	(88,657)	1,152,297	(44,306)	2,758,083

Cash & cash equivalents at the beginning of period	1,979,435	8,021,212	3,027,543	10,915,590

Cash & cash equivalents at the end of period	$1,854,242	$8,152,907	$1,854,242	$8,152,907

Supplementary cash flows information
Interest received	$757	$12,496	$2,607	$45,662
Interest paid	43,108	156,900	84,560	21,367
Income tax paid	346,934	123,005	505,089	123,005

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries at June 30, 2009.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB	10,000,000

Sishui Weiye Gas Co., Ltd.	PRC	12/22/2004	100	95	RMB	3,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB	1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	85	RMB	1,000,000

Peixian Weiye Gas Co., Ltd.	PRC	8/22/2005	100	90	RMB	45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB	2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	95	RMB	3,000,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB	9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB	3,000,000

Shenzhou Weiye Gas Co., Ltd.	PRC	12/23/2005	100	95	RMB	3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB	3,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB	1,500,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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
As of June 30, 2009 and December 31, 2008
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

(h) Investments in Equity Securities

The equity method of accounting was used to account for the Company’s investment in equity securities for which the Company did not have controlling equity interest. Non-controlling equity interest for the Company is typically a position of less than 50% beneficial ownership.

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

Beijing Zhongran Xiangke Oil Gas Technology Co. Ltd is the Company’s 40% owned investment and is principally engaged in sale of compressed natural gas to domestic households and industrial firms around the suburbs of Beijing as well as the suburban areas of the Hebei Province and Tianjin city.

Qujing Gas Co., Ltd. is the Company’s 39% owned investment and is principally engaged in the business of gas pipeline construction in Yunnan Province.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Place of Registration	Form of Business Structure	Registered Capital		Nominal Value of Registered Capital	Principle Activities
PRC	Sino-foreign equity joint venture	RMB	20,000,000	40%	Trading of natural gas and gas pipeline construction
PRC	Equity joint venture	RMB	30,000,000	39%	Gas pipeline construction

The Company did not record any goodwill when it acquired its equity position in Xiangke and Qujing. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried a 40% and 39% stakes in Xiangke and Qujing, respectively.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

(j) Property, Plant, and Equipment

Property, plant, and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Asset Class	Estimated Useful Life
Gas Pipelines (Up to December 31, 2007)	25 years
Gas Pipelines (Starting from January 1, 2008)	50 years
Buildings	25 years
Leasehold Improvements	25 years
Machinery & Equipment	20 years
Motor Vehicles	10 years
Office Equipment	8 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k) Intangible Assets

Intangible assets, such as land use rights, franchises, and accounting software, are stated at cost less accumulated amortization. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of these intangibles are as follows:

Asset Class	Estimated Useful Life
Land Use Rights	40 - 50 years
Franchises	30 years
Accounting Software	3 years

Goodwill is related to the acquisitions of Beijing Chenguang Gas and Guannan Gas. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined no impairment to goodwill as of date.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

	6/30/2009	12/31/2008	6/30/2008
Years end RMB : US$ exchange rate	6.8448	6.8542	6.8718
Average yearly RMB : US$ exchange rate	6.8432	6.9623	7.0726

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	15.0%
i. GAS Investment China Co., Ltd.	British Virgin Islands	0.00%
ii. Sino Gas Construction, Ltd.	British Virgin Islands	0.00%
iii. Sino Gas Investment Development, Ltd.	British Virgin Islands	0.00%

•
Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign entity. However, Beijing Gas is exempt from this policy since it is a high-tech green energy enterprise. As a result, the Company will continue enjoying 15% tax holiday.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the six-month ended June 30, 2009 and 2008.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

(z) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method for warrants and the as-if method for convertible securities. Dilutive potential common shares include outstanding warrants and convertible preferred stock.

3.	RESTRICTED CASH

The restricted cash reflects funds received from financing activities that is held in an escrow account in the United States for the purpose of investor relationship activities.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Accounts Receivable

	6/30/2009	12/31/2008
Accounts Receivable - gross	$4,711,201	$6,049,415
Allowance for bad debt	(47,112)	(35,794)
Accounts Receivable, net	$4,664,089	$6,013,621

Allowance for Bad Debt

	6/30/2009	12/31/2008
Beginning Balance	$35,794	$36,760
Addition	11,318	-
Reversal	-	(966)
Ending Balance	$47,112	$35,794

Accounts Receivable Aging Report

	6/30/2009	12/31/2008
30 Days	$2,131,397	$4,896,066
30-60 Days	201,524	258,107
60-90 Days	22,167	292,988
90-180 Days	2,195,506	311,954
180-360 Days	730	205,745
>360 Days	112,765	48,760
Total	$4,664,089	$6,013,621

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

The followings are the ten most significant accounts receivable at June 30, 2009:-

Hebei Zhonggang Steel, Ltd.	$707,565
Xuzhou Shenyuan Real Estate Co., Ltd.	349,306
Tonghua Tongsheng Real Estate Co., Ltd.	272,582
Peixuan Jiangnan Development Company	269,680
Suqian City Ming Wei Co., Ltd.	259,125
Jiangsu Hongzhe Lake Farm	241,206
Beijing Yincheng Construction Co., Ltd	186,248
Beijing Zhenshi Real Estate Co., Ltd	161,038
Yuxian Kangju Real Estate Co., Ltd	150,263
Tonghua Liyu Real Estate Co., Ltd	147,569
Total	$2,744,582

5. INVESTMENT

	6/30/2009	12/31/2008
Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$4,824,229	$4,817,613
Qujing Gas Co., Ltd.	341,865	341,397
Total	$5,166,094	$5,159,009

6. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, Plant, and Equipment consisted of the followings at June 30, 2009 and December 31, 2008:

6/30/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$28,526,224	$1,649,970	$26,876,253
Motor Vehicles	6,602,269	1,314,905	5,287,364
Machinery & Equipment	859,012	216,235	642,777
Buildings	1,570,534	222,412	1,348,121
Leasehold Improvements	80,211	54,924	25,287
Office Equipment	229,782	110,539	119,243
Total	$37,868,032	$3,568,986	$34,299,046

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

12/31/2008	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$27,859,313	$1,532,478	$26,326,835
Motor Vehicles	5,600,508	1,109,489	4,491,019
Machinery & Equipment	857,834	198,072	659,762
Buildings	1,568,380	193,126	1,375,254
Leasehold Improvements	80,101	48,325	31,776
Office Equipment	216,435	67,963	148,472
Total	$36,182,572	$3,149,453	$33,033,119

Depreciation expenses included in the consolidated statements of income for the six months ended June 30, 2009 were $419,533.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008:-

6/30/2009	At Cost	Accumulated Amortization	Net
Land Use Rights	$628,856	$59,447	$569,409
Franchises	401,764	370,719	31,045
Accounting Software	33,796	15,884	17,912
Goodwill	1,680,280	-	1,680,280
	$2,744,697	$446,050	$2,298,646

12/31/2008	At Cost	Accumulated Amortization	Net
Land Use rights	$510,907	$32,938	$477,969
Franchises	401,214	369,603	31,611
Accounting Software	15,312	9,615	5,697
Goodwill	1,677,975	-	1,677,975
	$2,605,408	$412,156	$2,193,252

The Company operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Company and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization. Amortization expenses for the six months ended June 30, 2009 was $33,894.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

8.	SHORT-TERM BANK LOAN

Name of Bank	Due Date	Interest Rate	6/30/2009	12/31/2008
Bank of Dalian	12/18/2009	6.69%	$2,191,445	$2,188,439
Total			$2,191,445	$2,188,439

Interest expense for the short-term bank loan was $84,560 for the six-month period ended June 30, 2009.

9.	OTHER PAYABLES

Other payables consisted of the following at June 30, 2009 and December 31, 2008:-

	6/30/2009	12/31/2008
Employees’ Welfare Payables	$191,077	$137,264
Amount due to Employees	490,019	366,732
Tax Payable	72,194	267,790
Payables to Subcontractors	977,444	1,060,462
Raw Materials	347,269	7,272
Employees Training Program	6,891	277,017
Individual Travel Advance	7,676	78,028
Payments for Acquisition of Baishan Gas	3,901,907	3,975,631
Others	6,045	4,675
Total	$6,000,522	$6,174,871

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

10.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value      $0.001 per share, of which 26,769,313 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,579,839 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001.  There were 26,769,313 shares and 25,269,313 shares of common stock issued and outstanding at June 30, 2009 and December 31, 2008, respectively. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Financing Transactions

On September 7, 2006, the Company entered into a stock purchase transaction with Vision Opportunity Master Fund, Ltd., SEI Private Trust Co., and Coronado Capital Partners LP by issuing  2,509,782 shares of series B convertible preferred stock for an aggregate of $6,876,800 in gross cash proceeds. Pursuant to the Purchase Agreement, 2,509,782 Series A Warrants, 1,254,891 Series B Warrants, 2,284,651 Series J Warrants, 2,284,651 Series C Warrants and 1,142,326 Series D Warrants were issued to the private placement investors. Simultaneously, 635,822 shares of series B convertible preferred stock and 241,708 Series A Warrants were issued to the placement agent Kuhns’ Brother. Among the gross proceeds of $6,876,800, $675,000 was used to purchased the Shell, Dolce Ventures, Inc. (Legal acquirer, accounting acquiree), $673,786 was reimbursed to the placement agent Kuhns’ Brother, and $426,978 was paid for legal counsel and other related expenses. The Company received $5,101,036 net proceeds.

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
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal Counsel & Other Related Expenses	(426,978)	-	(146,374)	(232,028)
Paid to Transfer Agent	-	(10,000)	-	-
Used to Purchase Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at June 30, 2009.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	26,769,313
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,579,839
Convertible Preferred Stock B-1	3,000,000	95,418

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	3.84	60 Months	9/6/2011	241,708	0.70
Series C Warrants	3.38	60 Months	9/6/2011	3,083,589	0.81
Series F Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Series G Warrants	3.84	48 Months	9/6/2011	109,489	0.44
Series R Warrants	4.84	36 Months	9/6/2010	271,074	0.20
Stock Option	3.00	48 Months	11/1/2010	100,000	0.92

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	Warrants A	Warrants C	Warrants F	Warrants G	Warrants R	Stock Option
Weighted-average fair value of warrants	0.70	0.81	0.20	0.44	0.20	0.92
Strike price	$3.84	$3.38	$4.84	$3.84	$4.84	$3.00
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%
Expected volatility	40.00%	40.00%	40.00%	40.00%	40.00%	40.00%
Years to maturity	5.00	5.00	3.00	4.00	3.00	4.00

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at June 30, 2009:-

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	-	-	-	12,653,662	12,654	4,064,862	47%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	13%
Private Placement- Investor	4,579,839	4,580	95,418	95	10,687,100	10,687	23,626,255	40%
Beneficial- Conversion Feature	-	-	-	-	-	-	7,002,292	-
	4,579,839	4,580	95,418	95	26,769,313	26,769	36,121,938	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

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

Financial Position Segment Report
As of June 30, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,775,979	$4,285,265	$218,364	$15,279,607
Non-Current Assets	17,364,469	43,665,714	-	61,030,184
Total Assets	28,140,448	47,950,979	218,364	76,309,791

Liabilities
Current Liabilities	1,742,065	15,850,180	139,732	17,731,977
Total Liabilities	1,742,065	15,850,180	139,732	17,731,977

Net Assets	26,398,383	32,100,799	78,632	58,577,814

Liabilities & Equities	$28,140,448	$47,950,979	$218,364	$76,309,791

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$10,441,304	$4,152,176	$(2,224,168)	$12,369,312
Cost of Revenue	(10,164,044)	(1,629,521)	2,224,168	(9,569,397)
Gross Profit	277,260	2,522,655	-	2,799,915

Operating Expense	(142,883)	(1,300,024)	(223,742)	(1,666,649)
Operating Income/(Loss)	134,377	1,222,631	(223,742)	1,133,266

Other Income/(Loss)	(9,215)	(83,846)	470	(92,591)
Earnings before tax	125,162	1,138,785	(223,272)	1,040,675

Income tax	(27,123)	(246,781)	-	(273,904)

Net Income	$98,039	$892,004	$(223,272)	$766,771

Financial Position Segment Report
As of December 31, 2008

	Gas	Gas Pipeline	Shell, BVIs, &
	Distribution	Installation	Eliminations	Total
Assets
Current Assets	$11,815,718	$3,915,982	$423,986	$16,155,686
Non-Current Assets	14,474,690	43,066,162	-	57,540,852
Total Assets	26,290,408	46,982,144	423,986	73,696,538

Liabilities
Current Liabilities	1,353,788	14,487,400	-	15,841,188
Total Liabilities	1,353,788	14,487,400	-	15,841,188

Net Assets	24,936,619	32,494,745	423,986	57,855,350

Liabilities & Equities	$26,290,407	$46,982,144	$423,986	$73,696,538

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2008

	Gas	Gas Pipeline	Shell, BVIs, &
	Distribution	Installation	Eliminations	Total

Sales Revenue	$6,553,899	$2,909,739	$-	$9,463,638
Cost of Revenue	(5,709,186)	(820,877)	-	(6,530,063)
Gross Profit	844,713	2,088,862	-	2,933,575

Operating Expense	(494,742)	(1,223,431)	(646,603)	(2,364,776)
Operating Income/(Loss)	349,971	865,431	(646,603)	568,799

Other Income/(Loss)	(67,795)	(167,648)	(418,119)	(653,562)
Earnings before tax	282,176	697,783	(1,064,722)	(84,763)

Income tax	(87,190)	(215,608)	-	(302,798)

Net Income	$194,986	$482,174	$(1,064,722)	$(387,561)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

12.	INCOME TAX

On January 1, 2008, the PRC government implemented a new income tax laws for all enterprises. The new law imposed a 25% income tax rate on Company’s subsidiary Beijing Gas. As such, Beijing Gas provided a $778,480 income tax expense for the year ended December 31, 2008. Subsequently, in 2009, the Beijing was granted by the PRC government a 10% income tax exemption. The exemption is the result of Beijing Gas new recognition as a high-tech green energy enterprise. In accordance with this exemption, Beijing Gas will enjoy a 15% tax rate. Consequently, the PRC government will refund $231,185, (a 10% income tax provision) to Beijing Gas from its 2008 payment. The Company has accounted for this transaction as a reduction of its 2009 income tax expense.

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the periods ended June 30, 2009 and 2008.

	6/30/2009	6/30/2008
Provision for Income Tax - PRC Subsidiaries	$505,089	$302,798
Tax Exemption - Granted by PRC Government	(231,185)	-
Income Tax	$273,904	$302,798

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

13.	EARNINGS PER SHARE

Components of basic and diluted earnings per share was as follows:-

6/30/2009
Net Income	$766,771
Preferred Dividends	-
Constructive Preferred Dividends	-
Income Available to Common Stockholders	$766,771

Original Shares	25,269,313
Addition to Common Stock	433,333
Basic Weighted Average Shares Outstanding	25,702,646

Addition to Common Stock from Conversion of Preferred Stock B	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	95,418
Addition to Common Stock from Exercise of Warrants	-
Diluted Weighted Average Shares Outstanding	30,377,903

Earnings Per Share
- Basic	$0.03
- Diluted	$0.02

Weighted Average Shares Outstanding
- Basic	25,702,646
- Diluted	30,377,903

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

14.	LIQUIDATED DAMAGE

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

15.	CONTINGENT LIABILITIES

Pursuant to the warrants purchase agreement related to 2006 private placement financing transactions, the Company was required to reach $7.9 million and $11 million net income target for the fiscal years ended 2007 and 2008 respectively. However, the Company did not meet the stipulated 2007 and 2008 net income target and therefore incurred certain contingent liabilities.

On May 26, 2009, the private placement investors led by Vision Opportunity Master Fund, Ltd. waived the 2007 net income target application. The Company was exempt from the issuance of 1.2 million shares contingent common stock. Simultaneously, 1.5 million shares make good stock held in an escrow account were issued to the private placement investor on May 8, 2009 in the compensation of not attaining the 2008 net income target. A cost of $1,500, based on US$0.001 par value, was debited to additional paid in capital account.

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

Economic & Industrial Trend

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas. Our connection activities are closely related to the development of the real estate industry in our targeted cities in China, given the fact that almost all of our connection fees are from new residential apartments. Natural gas facilities in new apartments are often required by local governments, which aim to promote the use of natural gas to improve local residents’ quality of life.

We have experienced growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, starting 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, was affected in 2008. Recently, the Chinese government has changed its policies and prioritized boosting of the economy. The Chinese government has adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. The Chinese government has also decided to inject stimulus package to boost the overall economy, including allocation of funds for mass housing projects. We have seen signs of recovery of the real estate market in China in recent months.

There are three primary factor in the Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. The Chinese Government's RMB 4 trillion stimulus package has had significant impact on China's domestic production and investments in the past several months. There haven been signs of the improvement in investments, retail sales and industrial output data. Retail sales are rebounding in the past three months. Massive government spending on infrastructure boosts China's Fixed Asset Investment (FAI) with year on year growth average over 30% in the first five months of the year.  However, exports and imports continues to decline. Exports decreased 26.4% in the month of May compared with the same period of last year. Export have been negatively affected by the economic slowdown of the US and European countries. In summary, the Chinese economy is gradually improving with government support.

Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and we anticipate that such sales would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales to industrial users are subject to the performance of the end industrial users. Year on year growth of Gas sales to our industrial users is 24.51% during the first half of 2009 as existing users have expanded their production capacity. As we expand into more cities, we expect to add one to two industrial users in the coming year if capital is available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 100,000) to medium (population between 100,000 to 300,000) sized cities. We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered our major growth components. The current worldwide financial crisis has created pricing opportunities for us to acquire projects since we may have opportunities to acquire projects at attractive prices.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

During the three months ended June 30, 2009, net revenues were $7,331,620, representing an increase of 43.15 % from the same period of last year.  Gross profit for the three months ended June 30, 2009 was $1,535,435, representing a decrease of 2.01% from the same period of last year.  Our operating income for the three months ended June 30, 2009 was $584,305, representing an increase of 168.88% from the same period of 2008.  Net income for the three months ended June 30, 2009 was $421,134, representing an improvement of 178.44% from loss of -$536,888 for the same period of 2008.

	For the 3 months ended June 30,
	2009	2008	Change
	US$	US$
Net Revenues	7,331,620	5,121,521	43.15%
Gross Profit	1,535,435	1,566,930	-2.01%
Operating Income	584,305	217,308	168.88%
Net Income	421,134	-536,888	-178.44%
Gross Margin	20.94%	30.60%	- 31.55%
Net Margin	5.74%	-10.48%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended June 30, 2009 were $7,331,620, compared to $5,121,521 for the same period in 2008, representing an increase of 43.15%. The increase was mainly due to the increase of both gas sales and connection fees. During this period, we connected 7,218 new residential households to our gas distribution network, resulting in total connection fees of $2,928,440.  Gas sales during the same period were 11.38 million cubic meters, or $4,403,180. In comparison, we connected 5,848 new residential households to our gas distribution network for the same period in 2008, resulting in total connection fees of $1,555,041. Gas sales during the period were 10.55 million cubic meters, or $3,566,480.

	For the 3 months ended June 30,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	7.33	100%	5.12	100%	43.15%
Connection Fees	2.93	40%	1.56	30%	88.32%
Gas Sales	4.40	60%	3.56	70%	23.46%

The increases in our net revenues for the three months ended June 30 were due to the following factors:

1) Increase of gas sales. With more customers added to our existing gas network distribution system, our gas sales increased accordingly.

2) Increase of connection fees from residential customers.

●	We connected more residential households during the second quarter of 2009 compared to the same period of last year.

●	Higher average connection fees per unit. In the second quarter of 2009, we developed certain residential projects with higher connection fees per unit, compared with the same period of 2008.

Connection Fees

Connection fees during the three months ended June 30, 2009 were $2.93 million, representing an increase of 88.32% over the same period of 2008, accounting for 40% of the total net revenue as compared with approximately 30% of the total net revenue for the same period in 2008. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended June 30,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	2.93	100%	1.56	100%	88.32%
Residential Users	2.93	100%	1.56	100%
Industrial Users	0.00	0%	0.00	0%

Gas Sales

In terms of volume, we sold 11.38 million cubic meters of natural gas during the three months ended June 30, 2009, compared with 10.55 million cubic meters for the same period of 2008. In terms of monetary value, gas sales were $4.40 million during the three months ended June 30, 2009, accounting for 60% of total net revenue for the three months ended June 30, 2009, representing an increase of 23.46% over the same period of 2008. Gas sales to residential users increased 68.8% to $2.26 million for the three months ended June 30, 2009 from $1.34 million in the same period of 2008. Gas sales to industrial and commercial users decreased 3.89% to $2.14 million for the three months ended June 30, 2009 from $2.23 million in the same period of 2008.

	For the 3 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	4.40	100%	3.57	100%	23.46%
Residential Users	2.26	51%	1.34	36%	68.81%
Industrial and Commercial Users	2.14	49%	2.23	64%	-3.89%

Overall, the increases of gas sales were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network.

As our residential customer base grows, gas sales to residential users would increase gradually.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009, which includes cost of connection and cost of gas sales, was $5.8 million, representing an increase of 63.06% from $3.55 million in the same period of 2008.

	For the 3 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	5.80	100%	3.55	100%	63.06%
Connection Cost	1.50	26%	0.39	11%	283.47%
Gas Cost	4.30	74%	3.16	89%	35.82%

Cost of Connection

The cost of connection increased 283.47%  to $1.50 million during the three months ended June 30, 2009 from $0.39 million for the same period in 2008. This increase, which outpaced the 88.32% increase in connection fees revenue during the same period, is mainly due to higher cost of raw materials, parts, installation and maintenance fees, and adjustment in the second quarter of cost of connection from the first quarter of 2009.

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

Cost of Gas Sales

The cost of gas sales increased 35.82% to $4.30 million during the three months ended June 30, 2009 from $3.16 million for the same period in 2008. This increase, which surpassed the 23.46% increase in sales of natural gas during the same period, is largely due to the increase of rental expenses on gas delivery equipments and higher fuel costs.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended June 30, 2009, gross profit was $1.54 million, representing a decrease of approximately 2.01% from the same period of 2008. Gross profit from connection fees was $1.43 million for the three months ended June 30, 2009, accounting for 93% of total gross profit. In comparison, gross profit from connection fees was $1.16 million for the three months ended June 30, 2008, accounting for 74% of total gross profit. Gross profit from gas sales was $0.11 million for the three months ended June 30, 2009, accounting for 7% of total gross profit, compared to $0.40 million, accounting for 26% of total gross profit in the same period of 2008.

	For the 3 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	1.54	100%	1.57	100%	-2.01%
Connection	1.43	93%	1.16	74%	22.76%
Gas	0.11	7%	0.40	26%	-73.56%

Gross margin during the three months ended June 30, 2009 was 20.94%, compared to 30.60% during the same period in 2008.

Gross margin for connection fees for the three months ended June 30, 2009, was 48.79%, compared to 74.85% in the same period of 2008.

Gross margin for sales of natural gas was 2.42% for the three months ended June 30, 2009, compared to 11.30% during the same period of 2008.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended June 30, 2009 were $0.22 million, approximately 2.97% of our net revenues, compared with $0.19 million or 3.64 % of our net revenues in the same period of 2008.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.73 million for the three months ended June 30, 2009, which was 36.94% lower than $1.16 million for the same period of 2008. Other expense was $0.05 million for the three months ended June 30, 2009, compared with 0.63 million for the same period of 2008. The decrease was largely due to the elimination of non-recurrent expenses incurred in the second quarter of 2008, including the fees of legal counsel for registration and fees of financial consultant, the escrow account expenses, costs for Sarbanes-Oxley compliance consultation, and the penalties of late registration and late registration statement effectiveness.

Operating Income

The operating income for the three months ended June 30, 2009 was $0.58 million, representing an increase of 168.88%, compared to the operating income of $0.22 million for the same period of  2008.

Income tax

Income tax was $0.12 million for the three months ended June 30, 2009, compared to $0.13 million for the same period of 2008.

Net Income

Net income for the three months ended June 30, 2009 was $0.42 million, representing an improvement of 178.44% from loss of -$0.54 million for the same period of 2008. The improvement is mainly due to the decrease of SG&A and other expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, our net revenues and gross profit were $12,369,312 and $2,799,915, respectively, representing an increase of 30.70% and a decrease of 4.56%, respectively, from those of the same period in the previous year. Our operating income in 2009 was $1,133,266, representing an increase of 99.24% from 2008.  Net income for the six months ended June 30, 2009 was $766,771, representing an improvement of 297.85% from loss of -$387,561 for the same period of 2008.

	For the 6 months ended June 30,
	2009	2008	Change
	US$	US$	%
Net Revenues	12,369,312	9,463,638	30.70%
Gross Profit	2,799,915	2,933,575	-4.56%
Operating Income	1,133,266	568,799	99.24%
Net Income	766,771	-387,561	-297.85%
Gross Margin	22.64%	31.00%	-26.98%
Net Margin	6.20%	-4.10%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the six months ended June 30, 2009 were $12,369,312, compared to $9,463,638 for the same period in 2008, representing an increase of 30.70%. The increase was due to increase of natural gas and connection fees revenue, resulting from the higher connection per unit we charged to the customer. During this period, we connected 10,096 new residential households to our gas distribution network, resulting in total connection fees of $4,152,176. Gas sales during the same period amounted to 22.9 million cubic meters, or $8,217,136. In comparison, we connected 10,438 new residential households to our gas distribution network in 2008, resulting in total connection fees of $2,909,739. Gas sales during the period amounted to 20.00 million cubic meters, or $6,553,899.

	For the 6 months ended June 30,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	12.37	100%	9.46	100%	30.70%
Connection Fees	4.15	34%	2.91	31%	42.70%
Gas Sales	8.22	66%	6.55	69%	25.38%

Connection Fees

Connection fees during the six months ended June 30, 2009 were $4.15 million, representing an increase of 42.70% over the same period of 2008, accounting for 34% of the total net revenue compared with approximately 31% for the same period in 2008. With regard to the source of connection fees, almost all connection fees came from the development of new residential users. We connected 10,096 residential users during the six months ended June 30, 2009.

	For the 6 months ended June 30,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	4.15	100%	2.91	100%	42.70%
Residential Users	4.07	98%	2.91	100%	39.79%
Industrial Users	0.08	2%	0.00	0%	%

Such increase was primarily attributable to the higher average connection fees per unit compared to the same period of 2008. In the first half of 2009, we developed certain residential projects with higher connection fees per unit. The higher connection fees per unit helped to increase the total connection fees revenue.

Gas Sales

In terms of volume, we sold 22.90 million cubic meters of natural gas during the six months ended June 30, 2009, compared with 20.00 million cubic meters in 2008. Overall, the increases of gas sales were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network. In terms of value, gas sales were $8.22 million during the six months ended June 30, 2009, accounting for 66% of total net revenue in 2009, representing an increase of 25.38% over the year 2008. Gas sales to residential increased 62.94% from $2.03 million in 2008 to $3.31million in 2009. Gas sales to industrial and commercial users increased 8.54%, from $4.52 million in 2008 to $4.91 million in 2009.

	For the 6 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	8.22	100%	6.55	100%	25.38%
Residential Users	3.31	40%	2.03	31%	62.94%
Industrial and Commercial Users	4.91	60%	4.52	69%	8.54%

Cost of Revenues

Cost of revenues for the six months ended June 30, 2009, which includes cost of connection and cost of gas sales was $9.57 million, an increase of 46.54%, from $6.53 million in the same period of 2008.

	For the 6 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	9.57	100%	6.53	100%	74.98%
Connection Cost	1.63	17%	0.82	13%	98.51%
Gas Cost	7.94	83%	5.71	87%	39.07%

Cost of Connection

The cost of connection increased 98.51% to $1.63 million during the six months ended June 30, 2009 from $0.82 million for the same period in 2008. This increase, which outpaced the 42.70% increase in connection fees revenue during the same period, is mainly due to higher cost of raw materials, parts, and installation and maintenance fees.

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

Cost of Gas Sales

The cost of gas sales increased 39.07% to $7.94 million during the six months ended June 30, 2009 from the same period in 2008, when it was $5.71 million. This increase, which surpassed the 25.38% increase in sales of natural gas during the same period, is largely due to the increase of rental expenses on gas delivery equipments and higher fuel costs.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

Gross profit slightly decreased from $2.93 million in 2008 to $2.8 million for 2009.

	For the 6 months ended June 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.80	100%	2.93	100%	-4.56%
Connection	2.52	90%	2.09	71%	20.77%
Gas	0.28	10%	0.84	29%	-67.18%

During the six months ended June 30, 2009, gross profit was $2.80 million, a decrease of approximately 4.56% from the same period of 2008. Gross profit from connection fees is $2.52 million for the six months of 2009, accounting for 90% of total gross profit. In comparison, gross profit from connection fees was $2.09 million for the six months of 2008, accounting for 71% of total gross profit. Gross profit from gas sales was $0.28 million, accounting for 10% of total gross profit, compared to $0.84 million, 29% of total gross profit in the same period of 2008.

Gross margin during six months ended June 30, 2009 is 22.64%, compared to 31.00% during the same period in 2008.

Gross margin for connection fees for the six months ended June 30, 2009 was 60.76%, compared to 71.79% during the same period of 2008. The decrease of connection gross margin is mainly because we built gas distribution infrastructures which can be used for 25-30 years by the total potential residential households in our operating cities and, now, only a small proportion of residential households have been connected. As a result, the depreciation under the cost of connection is relatively higher if the number of residential users connected is low. As we develop more households in the cities, the margin will improve.  Higher cost of raw materials, parts, and installation and maintenance fees also contributed the decrease.

Gross margin for sales of natural gas was 3.37% for the six months ended June 30, 2009, compared to 12.89% during the same period of 2008. The decrease was due to an increase of rental expenses on gas delivery trucks and higher cost of fuel.

Selling and Marketing Expenses

Our selling and marketing expenses in the six months ended June 30, 2009 were $420,490 and approximately 3.4% of our net revenues, compared with $367,896, or 3.89% of net revenues in the same period of 2008.

General and Administrative Expenses and other expenses

General and administrative expenses were $1.25 million for the six months ended June 30, 2009, which was 37.5% lower than $2.00 million for the same period last year. Other expense was $0.09 million for the six months ended June 30, 2009, compared with 0.65 million for the same period of 2008. The decrease was largely due to the elimination of non-recurrent expenses incurred in first half of 2008, including the fees of legal counsel for registration and fees of financial consultant, the escrow account expenses , costs for Sarbanes-Oxley compliance consultation, and the penalties of late registration and late registration statement effectiveness.

Operating Income

The operating income for the six months ended June 30, 2009 was $1.13 million, representing an increase of 98.2%, compared to the operating income of $0.57 million in 2008.

Income tax

Income tax was $0.27million for the six months ended June 30, 2009, compared to $0.30 million in 2008.

Net Income

Net income in the six months ended June 30, 2009 was $0.77 million, representing a strong improvement of 297.85% from  loss of -$0.39 million in the same period in 2008. This improvement was due to the significant decrease of SG&A and other expenses during the first six months ended June 30, 2009 as compared to the same period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $1.85 million as of June 30, 2009, a decrease of $1.18 million as compared to $3.03 million of cash and cash equivalents as of December 31, 2008.

In the first half of 2009, the major source of cash was the Company’s operating activities. Cash sourced in operating activities during the six months ended June 30, 2009 is $2.81 million, an increase of $6.37 million from ($3.56) million during the same period of 2008. Such increase was mainly due to the increase of net income, adjusted for non-cash expense items and changes in working capital.

There are no financing activities during the six months ended June 30, 2009, resulting in a decrease of $4.54 million from that during the same period of 2008.

Cash used in investing activities during the six months ended June 30, 2009 is $3.94 million, a decrease of $2.56 million from $6.50 million during the same period of 2008.  Such decrease was mainly due to the decrease of property, plant & equipment, and construction in progress.

Accounts Receivable

Accounts receivable as of June 30, 2009 were $4.66 million, a decrease of $1.35 million from $6.01 million as of December 31, 2008.

Our accounts receivable is expected to gradually decrease during the first six months of 2009 due to our businesses’ seasonality. Connection fees are generally higher in the third and fourth quarters of every year than in the first two quarters. Accounts receivable are collected in the beginning of the following year.

Notes Receivable

Notes receivable of $0.15 million as of June 30, 2009 was the Note issued by Hebei Zhonggang for its use of gas.

Inventory

Inventory of $0.29 million as of June 30, 2009 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2009 were $37.87 million, representing an increase of $1.69 million from $36.18 million as of December 31, 2008.  The table below is a breakdown of our fixed assets at cost:

	2009	2008
At Cost
Gas Pipelines	$28,526,224	$27,859,313
Motor Vehicles	6,602,269	5,600,508
Machinery & Equipment	859,012	857,834
Buildings	1,570,534	1,568,380
Leasehold Improvements	80,211	80,101
Office Equipment	229,782	216,435
Less Accumulated depreciation	(3,568,986)	(3,149,453)
	$34,299,046	$33,033,118
Bank Loans

Bank loans as of June 30, 2009 were $2.19 million, no change from that as of December 31, 2008.

Accounts Payables

Accounts payables as of June 30, 2009 was $7.26 million, representing an increase of $0.91million from that as of December 31, 2008.

Other Payables

Other payables as of June 30, 2009 were $6.0 million, representing a decrease of $0.17 million from that as of December 31, 2008.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, our management concluded that, as of June 30, 2009, our Company’s disclosure controls and procedures was not effective due to the material weaknesses described below.

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

During the six months ended June 30, 2009, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting, using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that, as of June 30, 2009, our Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 19, 2009	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer