Form 10-Q
period 2009-09-30
Sino Gas International Holdings, Inc.
filed 2009-11-13
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 13, 2009, the Registrant had 26,769,313 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SINO GAS INTERNATIONAL HOLDINGS, INC

REVIEWED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

STATED IN US DOLLARS

Sino Gas International Holdings, Inc.

CONTENTS	PAGES

Report of Registered Independent Public Accounting Firm	5

Consolidated Balance Sheets	6 – 7

Consolidated Statements of Income	8

Consolidated Statements of Changes in Stockholders’ Equity	9 – 10

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12 – 41

To:	The Board of Directors and Stockholders
Sino Gas International Holdings, Inc.

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2009 and December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
November 2, 2009	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note	9/30/2009	12/31/2008
ASSETS

Current Assets
Cash & cash equivalents	2(e)	$1,913,970	$3,027,543
Restricted cash	3	161,859	234,279
Notes receivable		-	109,422
Accounts receivable	2(f),4	3,120,296	6,013,621
Inventory		369,561	347,341
Advances to suppliers	2(g)	4,213,120	3,024,518
Prepayments		504,683	370,593
Other receivables	2(f)	964,075	3,028,368
Total Current Assets		11,247,564	16,155,686

Non-Current Assets
Investment	2(h),5	5,342,647	5,159,009
Property, plant & equipment, net	2(j),6	39,807,361	33,033,118
Construction in progress	2(l)	18,657,145	17,155,473
Intangible assets, net	2(k),7	2,301,876	2,193,252
Total Non-Current Assets		66,109,029	57,540,852

TOTAL ASSETS		$77,356,593	$73,696,538

LIABILITIES

Current Liabilities
Bank loans	8	$2,193,752	$2,188,439
Accounts payable		9,000,737	6,350,092
Other payables	9	5,406,991	6,174,871
Unearned revenue	2(m)	627,654	938,696
Accrued liabilities		253,641	189,090
Total Current Liabilities		17,482,775	15,841,188

TOTAL LIABILITIES		$17,482,775	$15,841,188

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Note	9/30/2009	12/31/2008
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	10	$4,580	$4,580

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972
Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	10	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662
Additional paid in capital - Beneficial Conversion Feature		7,002,292	7,002,292

Common Stock US$0.001 par value; 250,000,000 shares authorized; 26,769,313 and 25,269,313 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.	10	26,769	25,269

Additional paid in capital - Common Stock		22,513,732	23,196,304
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652

Statutory reserve	2(v)	3,956,728	3,956,728
Retained earnings		12,726,375	10,069,896
Accumulated other comprehensive income	2(x)	7,719,905	7,676,844
Total Stockholders' Equity		59,873,818	57,855,350

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$77,356,593	$73,696,538

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Sales revenues	2(p)	$6,988,621	$5,440,212	$19,357,933	$14,903,850
Cost of revenues		(4,505,070)	(3,160,189)	(14,074,466)	(9,690,253)
Gross Profit		2,483,551	2,280,022	5,283,466	5,213,597

Operating Expense
Selling and marketing expenses		(288,766)	(226,678)	(709,256)	(594,575)
General and administrative expenses		(656,168)	(650,119)	(1,902,328)	(2,646,999)
Total operating expense		(944,935)	(876,798)	(2,611,584)	(3,241,573)

Operating Income		1,538,616	1,403,225	2,671,882	1,972,024

Other Income/(Expense)
Other income		83,000	58,913	94,206	673
Other expense		(11,178)	(27,541)	(33,493)	(511,467)
Interest income		941	26,970	4,019	72,632
Interest expense		(96,264)	-	(180,824)	(157,057)
Total other income/(expense)		(23,501)	58,342	(116,092)	(595,220)

Earnings from continued operation		1,515,116	1,461,567	2,555,790	1,376,804

Income tax	2(r),12	(306,479)	(417,975)	(580,383)	(720,773)

Net income		$1,208,636	$1,043,591	$1,975,407	$656,031

Earnings per share	2(z),13
- Basic		$0.045	$0.039	$0.076	$0.025
- Diluted		$0.038	$0.033	$0.064	$0.021

Weighted Average Shares Outstanding
- Basic		26,769,313	26,769,291	26,058,202	26,568,884
- Diluted		31,444,570	31,169,437	30,733,459	31,169,437

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Preferred Stock B					Preferred Stock B-1
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Additional Paid in Capital- Warrants Series: A, B, J, C, D	Additional Paid in Capital-Beneficial Conversion Feature	Shares Outstanding	Amount	Additional Paid In Capital- Preferred Stock B-1	Additional Paid in Capital-Beneficial Conversion Feature
Balance, January 1, 2008	4,971,859	4,972	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(392,020)	(392)	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, December 31, 2008	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

Balance, January 1, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2008 Make Good Shares	-	-	-	-	-	-	-	-	-
Reallocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance, September 30, 2009	4,579,839	4,580	5,323,972	311,110	6,920,263	95,418	95	132,662	82,029

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital	Additional Paid in Capital- Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	24,877,271	24,877	23,196,304	47,946	107,652	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	392,020	392	-	-	-	-	-	-	-
Issuance of Common Stock	22	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance, December 31, 2008	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350

Balance, January 1, 2009	25,269,313	25,269	23,196,304	47,946	107,652	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	1,975,407	-	1,975,407
Issuance of 2008 Make Good Shares	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Reallocation of Beneficial Conversion Feature	-	-	(681,072)	-	-	-	681,072	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	43,062	43,062
Balance, September 30, 2009	26,769,313	26,769	22,513,732	47,946	107,652	3,956,728	12,726,375	7,719,905	59,873,818

	9/30/2009	12/31/2008	Total
Comprehensive Income
Net Income	$1,975,407	$1,600,493	$3,575,900
Other Comprehensive Income
Foreign Currency Translation Adjustment	43,062	5,408,250	5,451,312
Total	$2,018,469	$7,008,743	$9,027,212

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Cash Flows from Operating Activities
Net Income	$1,208,636	$1,043,592	$1,975,407	$656,031
Depreciation expense	337,328	326,246	756,862	1,228,894
Amortization expense	8,653	-	42,547	-
Withdraw/(deposit) in restricted time deposits	21,683	353,713	72,420	92,765
Decrease/(increase) in accounts and other receivables	4,140,180	1,821,303	5,067,040	358,635
Decrease/(increase) in inventory	(83,605)	12,209	(22,220)	(56,066)
Decrease/(increase) in prepaid expenses	13,514	(319,667)	(1,322,692)	(3,338,084)
Increase/(decrease) in accounts and other payables	(251,509)	326,093	1,636,273	1,056,866
Cash Sourced/(Used) in Operating Activities	5,394,880	3,563,489	8,205,638	(960)

Cash Flows from Investing Activities
Investment in equity	(176,553)	(10,776)	(183,637)	(385,884)
Disposal/(purchase) of property, plant & equipment	(5,845,643)	(1,131,927)	(7,531,104)	(3,912,706)
Increase of goodwill	(1,769)	-	(4,074)	(170,961)
Purchase of other intangible assets	(10,113)	33,956	(147,098)	-
Increase in construction in progress	609,251	(1,671,961)	(1,501,673)	(4,809,144)
Cash Sourced/(Used) in Investing Activities	(5,424,827)	(2,780,708)	(9,367,585)	(9,278,696)

Cash Flows from Financing Activities
Proceeds/(repayment) of bank loans	2,308	(2,899,810)	5,313	1,641,859
Issuance/(conversion) of stock	-	(392,653)	-	(392,653)
Cash Sourced/(Used) in Financing Activities	2,308	(3,292,464)	5,313	1,249,206

Net increase in cash & cash equivalents for the period	(27,640)	(2,509,682)	(1,156,635)	(8,030,449)

Effect of currency translation	87,368	902,199	43,062	3,660,283

Cash & cash equivalents at the beginning of period	1,854,242	8,021,212	3,027,543	10,915,590

Cash & cash equivalents at the end of period	$1,913,970	$6,545,424	$1,913,970	$6,545,424

Supplementary cash flows information
Interest received	$1,412	$26,970	$4,019	$72,632
Interest paid	96,264	-	180,824	157,057
Income tax paid	306,479	597,768	580,383	720,773

See Accompanying Notes to Consolidated Financial Statements

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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
As of September 30, 2009 and December 31, 2008
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries at September 30, 2009.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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
As of September 30, 2009 and December 31, 2008
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Guyuan Gas Co., Ltd.	PRC	12/15/2008	100	100	RMB 1,000,000

Xinhe Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

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
As of September 30, 2009 and December 31, 2008
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
As of September 30, 2009 and December 31, 2008
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
As of September 30, 2009 and December 31, 2008
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

	9/30/2009	12/31/2008	9/30/2008
Years end RMB : US$ exchange rate	6.8376	6.8542	6.8551
Average yearly RMB : US$ exchange rate	6.8425	6.9623	6.9989

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
As of September 30, 2009 and December 31, 2008
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

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	15.0%
i. GAS Investment China Co., Ltd. ii. Sino Gas Construction, Ltd. iii. Sino Gas Investment Development, Ltd.	British Virgin Islands British Virgin Islands British Virgin Islands	0.00% 0.00% 0.00%

•
Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign entity. However, Beijing Gas is exempt from this policy since it is a high-tech green energy enterprise. As a result, the Company will continue enjoying 15% tax holiday.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the nine-month ended September 30, 2009 and 2008.

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
As of September 30, 2009 and December 31, 2008
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

(y) Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

Management of the Company does not anticipate that the adoption of these standards will have a material impact on these consolidated financial statements.

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

For natural gas sales, it is due when the gas is sold. Most of residential customers are settled by prepayments with debit cards, while industrial customers are billed and paid according to the contract terms from 10 days to one month.

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
As of September 30, 2009 and December 31, 2008
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

Accounts Receivable
	9/30/2009	12/31/2008
Accounts Receivable - gross	$3,151,814	$6,049,415
Allowance for bad debt	(31,518)	(35,794)
Accounts Receivable, net	$3,120,296	$6,013,621

Allowance for Bad Debt
	9/30/2009	12/31/2008
Beginning Balance	$35,794	$36,760
Addition	-	-
Reversal	(4,276)	(966)
Ending Balance	$31,518	$35,794

Accounts Receivable Aging Report
	9/30/2009	12/31/2008
30 Days	$1,742,369	$4,896,066
30-60 Days	184,431	258,107
60-90 Days	468,849	292,988
90-180 Days	320,553	311,954
180-360 Days	400,329	205,745
>360 Days	3,765	48,760
Total	$3,120,296	$6,013,621

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

The followings are the ten most significant accounts receivable at September 30, 2009:-

Hebei Zhonggang Steel, Ltd.	$670,618
Beijing Huicheng Real Estate Co., Ltd	360,378
Beijing Zhenshi Real Estate Co., Ltd.	161,141
Henan Tihua Real Estate Co., Ltd.	135,540
Baishan Xiangda Real Estate Co., Ltd	124,283
Baishan Jiahe Real Estate Co., Ltd.	108,257
Tonghua Tongsheng Real Estate Co., Ltd.	90,828
Tangshan Sunda Real Estate Co., Ltd.	84,028
Huayou Yiji Oil Special Pipe Co., Ltd	79,526
Jiangsu Hongzhe Lake Farm	68,705
Total	$1,883,304

5.	INVESTMENT

	9/30/2009	12/31/2008
Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$4,829,309	$4,817,613
Qujing Gas Co., Ltd.	513,338	341,397
Total	$5,342,647	$5,159,009

6.	PROPERTY, PLANT, AND EQUIPMENT, NET

Property, Plant, and Equipment consisted of the followings at September 30, 2009 and December 31, 2008:

9/30/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$34,641,390	$1,875,645	$32,765,746
Motor Vehicles	5,701,904	1,405,489	4,296,415
Machinery & Equipment	1,482,513	244,097	1,238,417
Buildings	1,572,188	237,173	1,335,015
Leasehold Improvements	81,539	58,251	23,287
Office Equipment	234,142	85,660	148,481
Total	$43,713,676	$3,906,315	$39,807,361

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

12/31/2008	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$27,859,313	$1,532,478	$26,326,835
Motor Vehicles	5,600,508	1,109,489	4,491,019
Machinery & Equipment	857,834	198,072	659,762
Buildings	1,568,380	193,126	1,375,254
Leasehold Improvements	80,101	48,325	31,776
Office Equipment	216,435	67,963	148,472
Total	$36,182,572	$3,149,453	$33,033,119

Depreciation expenses included in the consolidated statements of income for the nine months ended September 30, 2009 was $756,862.

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:-

9/30/2009	At Cost	Accumulated Amortization	Net
Land Use Rights	$631,733	$66,365	$565,368
Franchises	402,188	371,414	30,774
Accounting Software	40,609	16,924	23,685
Goodwill	1,682,049	-	1,682,049
	$2,756,579	$454,703	$2,301,876

12/31/2008	At Cost	Accumulated Amortization	Net
Land Use rights	$510,907	$32,938	$477,969
Franchises	401,214	369,603	31,611
Accounting Software	15,312	9,615	5,697
Goodwill	1,677,975	-	1,677,975
	$2,605,408	$412,156	$2,193,252

The Company operates as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Company and the local government or entities in charge of gas utility. Franchises are the rights to develop sites in Anping and Jinzhou in China. They are stated at cost less accumulated amortization. Amortization expenses for the nine months ended September 30, 2009 was $42,547.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

8.	SHORT-TERM BANK LOAN

Name of Bank	Due Date	Interest Rate	9/30/2009	12/31/2008
Bank of Dalian	12/18/2009	6.69%	$2,193,752	$2,188,439
Total			$2,193,752	$2,188,439

Interest expense for the short-term bank loan was $180,824 for the nine-month period ended September 30, 2009.

9.	OTHER PAYABLES

Other payables consisted of the following at September 30, 2009 and December 31, 2008:-

	9/30/2009	12/31/2008
Employees’ Welfare Payables	$51,970	$137,264
Amount due to Employees	47,572	366,732
Tax Payable	11,875	267,790
Payables to Subcontractors	1,431,438	1,060,462
Raw Materials	1,666,743	7,272
Employees Training Program	24,283	277,017
Individual Travel Advance	194,624	78,028
Payments for Acquisition of Baishan Gas	1,978,486	3,975,631
Others	-	4,675
Total	$5,406,991	$6,174,871

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001.  There were 26,769,313 shares and 25,269,313 shares of common stock issued and outstanding at September 30, 2009 and December 31, 2008, respectively. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah.  On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction.  Therefore, at September 30, 2009 and December 31, 2008, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,579,839 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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
As of September 30, 2009 and December 31, 2008
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
As of September 30, 2009 and December 31, 2008
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

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at September 30, 2009.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	26,769,313
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,579,839
Convertible Preferred Stock B-1	3,000,000	95,418

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at September 30, 2009:-

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	-	-	-	12,653,662	12,654	4,064,862	47%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	13%
Private Placement- Investor	4,579,839	4,580	95,418	95	10,687,100	10,687	22,943,683	40%
Beneficial- Conversion Feature	-	-	-	-	-	-	7,002,292	-
	4,579,839	4,580	95,418	95	26,769,313	26,769	35,439,366	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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

Financial Position Segment Report
As of September 30, 2009
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$7,393,829	$3,629,945	$223,789	$11,247,564
Non-Current Assets	21,768,602	44,340,428	-	66,109,029
Total Assets	29,162,431	47,970,373	223,789	77,356,593

Liabilities
Current Liabilities	1,514,313	15,816,430	152,032	17,482,775
Total Liabilities	1,514,313	15,816,430	153,032	17,482,775

Net Assets	27,648,118	32,153,943	71,757	59,873,818

Liabilities & Equities	$29,162,431	$47,970,373	$223,789	$77,356,593

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

Operation Result Segment Report
For the nine months ended September 30, 2009
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$15,265,503	$7,494,485	$(3,402,055)	$19,357,933
Cost of Revenue	(14,803,848)	(2,672,673)	3,402,055	(14,074,466)
Gross Profit	461,655	4,821,811	-	5,283,466

Operating Expense	(201,936)	(2,109,141)	(300,507)	(2,611,584)
Operating Income/(Loss)	259,719	2,712,670	(300,507)	2,671,882

Other Income/(Loss)	(10,185)	(106,381)	474	(116,092)
Earnings before tax	249,534	2,606,289	(300,033)	2,555,790

Income tax	(50,712)	(529,671)	-	(580,383)

Net Income	$198,822	$2,076,618	$(300,033)	$1,975,407

Financial Position Segment Report
As of December 31, 2008
	Gas	Gas Pipeline	Shell, BVIs, &
	Distribution	Installation	Eliminations	Total
Assets
Current Assets	$11,815,718	$3,915,982	$423,986	$16,155,686
Non-Current Assets	14,474,690	43,066,162	-	57,540,852
Total Assets	26,290,408	46,982,144	423,986	73,696,538

Liabilities
Current Liabilities	1,353,788	14,487,400	-	15,841,188
Total Liabilities	1,353,788	14,487,400	-	15,841,188

Net Assets	24,936,619	32,494,745	423,986	57,855,350

Liabilities & Equities	$26,290,407	$46,982,144	$423,986	$73,696,538

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

Operation Result Segment Report
For the nine months ended September 30, 2008

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$8,593,097	$6,310,753	$-	$14,903,850
Cost of Revenue	(7,708,001)	(1,982,252)	-	(9,690,253)
Gross Profit	885,096	4,328,501	-	5,213,597

Operating Expense	(422,520)	(2,066,304)	(752,749)	(3,241,573)
Operating Income/(Loss)	462,576	2,262,197	(752,749)	1,972,024

Other Income/(Loss)	(19,254)	(94,161)	(481,805)	(595,220)
Earnings before tax	443,322	2,168,036	(1,234,554)	1,376,804

Income tax	(122,363)	(598,410)	-	(720,773)

Net Income	$320,959	$1,569,626	$(1,234,554)	$656,031

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
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

12.	INCOME TAX

January 1, 2008, the PRC government implemented a new income tax laws for all enterprises. The new law imposed a 25% income tax rate on Company’s subsidiary Beijing Gas.  As such, Beijing Gas provided a $778,480 income tax expense for the year ended December 31, 2008. Subsequently, in 2009, the Beijing Gas was granted by the PRC government a 10% income tax exemption. The exemption is the result of Beijing Gas new recognition as a high-tech green energy enterprise. In accordance with this exemption, Beijing Gas will enjoy a 15% tax rate. Consequently, the PRC government will refund $231,185, (a 10% income tax provision) to Beijing Gas from its 2008 payment. The Company has accounted for this transaction as a reduction of its 2009 income tax expense.

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the period ended September 30, 2009.

9/30/2009
Provision for Income Tax - PRC Subsidiaries	$811,568
Tax Exemption - Granted by PRC Government	(231,185)
Income Tax	$580,383

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

13.	EARNINGS PER SHARE

Components of basic and diluted earnings per share was as follows:-

9/30/2009
Net Income	$1,975,407
Preferred Dividends	-
Constructive Preferred Dividends	-
Income Available to Common Stockholders	1,975,407

Original Shares	25,269,313
Addition to Common Stock	788,889
Basic Weighted Average Shares Outstanding	26,058,202

Addition to Common Stock from Conversion of Preferred Stock B	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	95,418
Addition to Common Stock from Exercise of Warrants	-
Diluted Weighted Average Shares Outstanding	30,733,459

Earnings Per Share
- Basic	$0.076
- Diluted	$0.064

Weighted Average Shares Outstanding
- Basic	26,058,202
- Diluted	30,733,459

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008
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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

There are three pillars in Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. Chinese Government RMB 4 trillion stimulus package has great impacts on China's domestic production and investments in the past several months. Signs of Improvements in investments, retail sales, and industrial output data are encouraging. Retail sales are rebounding in the past three months. Massive government spending on infrastructure boost China's Fixed Asset Investment (FAI) year on year growth average over 30% in the first five months of the year.  However, exports and imports, continues to decline. Export decreased 26.4% in the month of May compared with the same period of last year. The export has been negatively affected by the economic slowdown of the U.S. and European countries. In summary, China’s economy is gradually improving with government support.

GDP growth rebounded to 7.9 per cent in the second quarter from 6.1per cent in the first, which represented a 10-year low. In the third quarter, China’s economic growth accelerated to 8.9 per cent.

Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and we anticipate that such sales would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales to industrial users are subject to the performance of the end industrial users. As we expand into more cities, we expect to add more industrial users in the coming year if capital is available.

Material Opportunities

The gas distribution market is quite fragmented in the small to medium sized cities (population less than 1,000,000). We have been in active talks with potential project targets. The size of the projects varies from small cities, like the ones we have, to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered our major growth components. The current worldwide financial crisis has created pricing opportunities for us to acquire projects since we may have opportunities to acquire projects at attractive prices.

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

China’s energy market is highly regulated by the government with regard to the purchase and sale price of natural gas. When an adjustment to the purchase price by the government occurs, gas distributors will correspondingly increase the sale price, subject to a public hearing and government approval. The increase of natural gas price in China is lagging behind that in the international markets, which has soared in the past year. The Chinese government has not often adjusted natural gas price, but we cannot rule out the possibilities of the increase of natural gas prices in the future. We can adjust the sale price accordingly after the increase of purchase price.  However, passing the increase to end users would make natural gas more expensive, as compared to other alternative energies. Thus this increase of price will deter our business development.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

During the three months ended September 30, 2009, net revenues were $6,988,621, representing an increase of 28.46 % from the same period of last year.  Gross profit for the three months ended September 30, 2009 was $2,483,551, representing an increase of 8.93% from the same period of last year.  Our operating income for the three months ended September 30, 2009 was $1,538,616, representing an increase of 9.65% from the same period of 2008.  Net income for the three months ended September 30, 2009 was $1,208,636, representing an increase of 15.82% from $1,043,591 for the same period of 2008.

	For the 3 months ended September 30,
	2009	2008	Change
	US$	US$
Net Revenues	6,988,621	5,440,212	28.46%
Gross Profit	2,483,551	2,280,022	8.93%
Operating Income	1,538,616	1,403,225	9.65%
Net Income	1,208,636	1,043,592	15.82%
Gross Margin	35.54%	41.91%	-15.21%
Net Margin	17.29%	19.18%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended September 30, 2009 were $6,988,621, compared to $5,440,212 for the same period in 2008, representing an increase of 28.46%. The increase was mainly due to the increase of gas sales. During this period, we connected 7,239 new residential households to our gas distribution network, resulting in total connection fees of $3,342,309.  Gas sales during the same period were $3,646,312. In comparison, we connected 6,857 new residential households to our gas distribution network for the same period in 2008, resulting in total connection fees of $3,401,014. Gas sales during the period were $2,039,198.

	For the 3 months ended September 30,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	6.99	100%	5.44	100%	28.46%
Connection Fees	3.34	48%	3.40	63%	-1.73%
Gas Sales	3.65	52%	2.04	37%	78.81%

The increases in our net revenues for the three months ended September 30, 2009 were mainly due to the increase of gas sales. With more customers added to our existing gas network distribution system, our gas sales increased accordingly.

Connection Fees

Connection fees during the three months ended September 30, 2009 were $3.34 million, representing a slightly decrease of 1.73% over the same period of 2008, accounting for 48% of the total net revenue as compared with approximately 63% of the total net revenue for the same period in 2008. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended September 30,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	3.34	100%	3.40	100%	-1.73%
Residential Users	3.339	99.91%	3.40	100%	-1.81
Industrial Users	0.003	0.09%	0.00	0%

Gas Sales

In terms of volume, we sold 10.55 million cubic meters of natural gas during the three months ended September 30, 2009, compared with 5.91 million cubic meters for the same period of 2008. In terms of monetary value, gas sales were $3.65 million during the three months ended September 30, 2009, accounting for 52% of total net revenue for the three months ended September 30, 2009, representing an increase of 78.81% over the same period of 2008. Gas sales to residential users increased 222.31% to $1.45 million for the three months ended September 30, 2009 from $0.45 million in the same period of 2008. Gas sales to industrial and commercial users increased 38.36% to $2.20 million for the three months ended September 30, 2009 from $1.59 million in the same period of 2008.

	For the 3 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	3.65	100%	2.04	100%	78.81%
Residential Users	1.45	40%	0.45	22%	222.31%
Industrial and Commercial Users	2.20	60%	1.59	78%	38.36%

Overall, the increases of gas sales were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network.

As our residential customer base grows, gas sales to residential users would increase gradually.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2009, which includes cost of connection and cost of gas sales, was $4.51 million, representing an increase of 42.56% from $3.16 million in the same period of 2008.

	For the 3 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	4.51	100%	3.16	100%	42.56%
Connection Cost	1.04	23%	1.16	37%	-10.18%
Gas Cost	3.46	77%	2.00	63%	73.2%

Cost of Connection

The cost of connection decreased 10.18% to $1.04 million during the three months ended September 30, 2009 from $1.16 million for the same period in 2008.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Considering the city's overall planning and our long-term interests, the capacity of the gas pipeline network we designed to distribute gas for a city usually greatly exceeded the number of households we served at the beginning of our service, which makes the cost of connection, specifically the depreciation of pipelines and maintenance cost relatively high if the number of residential users connected is low. However, with the connection of more households to the gas pipelines, the average cost to each household will be gradually reduced.

Cost of Gas Sales

The cost of gas sales increased 73.2% to $3.46 million during the three months ended September 30, 2009 from $2.0 million for the same period in 2008.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended September 30, 2009, gross profit was $2.48 million, representing an increase of approximately 8.93% from the same period of 2008. Gross profit from connection fees was $2.3 million for the three months ended September 30, 2009, accounting for 93% of total gross profit. In comparison, gross profit from connection fees was $2.24 million for the three months ended September 30, 2008, accounting for 98% of total gross profit. Gross profit from gas sales was $0.18 million for the three months ended September 30, 2009, accounting for 7% of total gross profit, compared to $0.04 million, accounting for 2% of total gross profit in the same period of 2008.

	For the 3 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.48	100%	2.28	100%	8.93%
Connection	2.30	93%	2.24	98%	2.66%
Gas	0.18	7%	0.04	2%	356.62%

Gross margin during the three months ended September 30, 2009 was 35.54%, compared to 41.91% during the same period in 2008.

Gross margin for connection fees for the three months ended September 30, 2009, was 68.79%, compared to 65.85% in the same period of 2008.

Gross margin for sales of natural gas was 5.06% for the three months ended September 30, 2009, compared to 1.98% during the same period of 2008.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended September 30, 2009 were $0.29 million, approximately 4.13% of our net revenues, compared with $0.23 million or 4.17 % of our net revenues in the same period of 2008.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.66 million for the three months ended September 30, 2009, which were 0.93% higher than $0.65 million for the same period of 2008. Other expense was $23.5 thousand for the three months ended September 30, 2009, compared with other income of $58.3 thousand for the same period of 2008.

Operating Income

The operating income for the three months ended Sep.30, 2009 was $1.54 million, representing an increase of 10%, compared to the operating income of $1.4 million for the same period of 2008.

Income tax

Income tax was $0.31 million for the three months ended September 30, 2009, compared to $0.42 million for the same period of 2008.

Net Income

Net income for the three months ended September 30, 2009 was $1.21 million, representing an increase of 15.82% from $1.04 million for the same period of 2008. The improvement is mainly due to the increase of gross margin and reduction of income tax expense.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, our net revenues and gross profit were $19,357,933 and $5,283,466, respectively, representing an increase of 29.89% and 1.34%, respectively, from those of the same period in the previous year. Our operating income in 2009 was $2,671,882, representing an increase of 35.49% from 2008.  Net income for the nine months ended September 30, 2009 was $1,975,407, representing an improvement of 201.12% from $656,031 for the same period of 2008.

	For the 9 months ended September 30,
	2009	2008	Change
	US$	US$	%
Net Revenues	19,357,933	14,903,850	29.89%
Gross Profit	5,283,466	5,213,597	1.34%
Operating Income	2,671,882	1,972,024	35.49%
Net Income	1,975,407	656,031	201.12%
Gross Margin	27.29%	34.98%	-21.98%
Net Margin	10.2%	4.4%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the nine months ended September 30, 2009 were $19,357,933, compared to $14,903,850 for the same period in 2008, representing an increase of 29.89%. The increase was due to increase of both natural gas and connection fees revenue, resulting from the higher connection per unit we charged to the customer. During this period, we connected 17,452 new residential households to our gas distribution network, resulting in total connection fees of $7,494,485. Gas sales during the same period amounted to $11,863,448. In comparison, we connected 18,543 new residential households to our gas distribution network in 2008, resulting in total connection fees of $6,310,753. Gas sales during the period amounted to $8,593,097.

	For the 9 months ended September 30,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	19.36	100%	14.9	100%	29.89%
Connection Fees	7.49	39%	6.31	42%	18.76%
Gas Sales	11.86	61%	8.59	58%	38.06%

Connection Fees

Connection fees during the nine months ended September 30, 2009 were $7.49 million, representing an increase of 18.76% over the same period of 2008, accounting for 39% of the total net revenue compared with approximately 42% for the same period in 2008. With regard to the source of connection fees, almost all connection fees came from the development of new residential users. We connected 17,452 residential users during the nine months ended September 30, 2009.

	For the 9 months ended September 30,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	7.49	100%	6.31	100%	18.76%
Residential Users	7.41	99%	6.31	100%	17.37%
Industrial Users	0.09	1%	0.00	0%	%

Such increase was primarily attributable to the higher average connection fees per unit compared to the same period of 2008. In the first half of 2009, we developed certain residential projects with higher connection fees per unit. The higher connection fees per unit helped to increase the total connection fees revenue.

Gas Sales

Overall, the increases of gas sales were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network. In terms of value, gas sales were $11.86 million during the nine months ended September 30, 2009, accounting for 61% of total net revenue in 2009, representing an increase of 38.06% over the year 2008. Gas sales to residential increased 129.56% from $2.07 million in 2008 to $4.76million in 2009. Gas sales to industrial and commercial users increased 9%, from $6.52 million in 2008 to $7.11 million in 2009.

	For the 9 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	11.86	100%	8.59	100%	38.06%
Residential Users	4.76	40%	2.07	24%	129.56%
Industrial and Commercial Users	7.10	60%	6.52	76%	9.00%

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2009, which includes cost of connection and cost of gas sales was $14.07 million, an increase of 45.24%, from $9.69 million in the same period of 2008.

	For the 9 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	14.07	100%	9.69	100%	45.24%
Connection Cost	2.67	19%	1.98	20%	34.83%
Gas Cost	11.4	81%	7.71	80%	47.92%

Cost of Connection

The cost of connection increased 34.83% to $2.67 million during the nine months ended September 30, 2009 from $1.98 million for the same period in 2008. This increase, which outpaced the 18.76% increase in connection fees revenue during the same period, is mainly due to higher cost of raw materials, parts, and installation and maintenance fees.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Considering the city's overall planning and the long-term interests of our company, the capacity of the gas pipeline network we designed to distribute gas for a city usually greatly exceeded the number of households we served at the very beginning, which makes the cost of connection, specifically the depreciation of fixed assets and maintenance cost greatly increase. However, with connection of more households to the gas pipelines, the average cost to each household will be gradually reduced.

Cost of Gas Sales

The cost of gas sales increased 47.92% to $11.4 million during the nine months ended September 30, 2009 from the same period in 2008, when it was $7.71 million. This increase, which surpassed the 38.06% increase in sales of natural gas during the same period, is largely due to the increase of rental expenses on gas delivery equipments and higher fuel costs.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

Gross profit slightly increased from $5.21 million in 2008 to $5.28 million for 2009.

	For the 9 months ended September 30,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	5.28	100%	5.21	100%	1.34%
Connection	4.82	91%	4.33	83%	11.4%
Gas	0.46	9%	0.89	17%	-47.84%

During the nine months ended September 30, 2009, gross profit was $5.28 million, a slightly increase of approximately 1.34% from the same period of 2008. Gross profit from connection fees is $4.82 million for the nine months of 2009, accounting for 91% of total gross profit. In comparison, gross profit from connection fees was $4.33 million for the nine months of 2008, accounting for 83% of total gross profit. Gross profit from gas sales was $0.46 million, accounting for 9% of total gross profit, compared to $0.89 million, 17% of total gross profit in the same period of 2008.

Gross margin during nine months ended September 30, 2009 is 27.29%, compared to 34.98% during the same period in 2008.

Gross margin for connection fees for the nine months ended September 30, 2009 was 64.34%, compared to 68.59% during the same period of 2008. Higher cost of raw materials, parts, and installation and maintenance fees contributed to the decrease.

Gross margin for sales of natural gas was 3.89% for the nine months ended September 30, 2009, compared to 10.30% during the same period of 2008. The decrease was due to an increase of rental expenses on gas delivery trucks and higher cost of fuel.

Selling and Marketing Expenses

Our selling and marketing expenses in the nine months ended September 30, 2009 were $709,256 and approximately 3.66% of our net revenues, compared with $594,575, or 3.99% of net revenues in the same period of 2008.

General and Administrative Expenses and other expenses

General and administrative expenses were $1.90 million for the nine months ended September 30, 2009, which was 28.13% lower than $2.65 million for the same period last year. Other expense was $0.12 million for the nine months ended September 30, 2009, compared with 0.60 million for the same period of 2008. The decrease was largely due to the elimination of non-recurrent expenses incurred in first half of 2008, including the fees of legal counsel for registration and fees of financial consultant, the escrow account expenses , costs for Sarbanes-Oxley compliance consultation, and the penalties of late registration and late registration statement effectiveness.

Operating Income

The operating income for the nine months ended September 30, 2009 was $2.67 million, representing an increase of 35.5%, compared to the operating income of $1.97 million in 2008.

Income tax

Income tax was $0.58million for the nine months ended September 30, 2009, compared to $0.72 million in 2008.

Net Income

Net income in the nine months ended September 30, 2009 was $1.98 million, representing a strong improvement of 201.12% from $0.66 million in the same period in 2008. This improvement was due to the significant decrease of SG&A and other expenses, reduction of income tax expense, and increase of gross profit during the first nine months ended September 30, 2009 as compared to the same period of 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $2.08 million as of September 30, 2009, a decrease of $1.18 million as compared to $3.26 million of cash and cash equivalents as of December 31, 2008.

In the nine months of 2009, the major source of cash was the Company’s operating activities. Cash sourced in operating activities during the nine months ended September 30, 2009 is $8.21 million, an increase of $8.21million from $960 during the same period of 2008. Such increase was mainly due to the increase of net income, adjusted for non-cash expense items and changes in working capital.

There are no financing activities during the nine months ended September 30, 2009, resulting in a decrease of $1.24 million from that during the same period of 2008.

Cash used in investing activities during the nine months ended September 30, 2009 is $9.37million, a slight increase from $9.28 million during the same period of 2008.

Accounts Receivable

Accounts receivable as of September 30, 2009 were $3.12 million, a decrease of $2.89 million from $6.01 million as of December 31, 2008.

Our accounts receivable is expected to gradually decrease during the first nine months of 2009 due to our businesses’ seasonality. Connection fees are generally higher in the third and fourth quarters of every year than in the first two quarters. Accounts receivable are collected in the beginning of the following year. The management also makes great efforts to collect accounts receivable to reduce the outstanding balance.

Notes Receivable

There are no notes receivable as of September 30, 2009

Inventory

Inventory of $0.37 million as of September 30, 2009 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of September 30, 2009 were $43.71million, representing an increase of $7.53 million from $36.18 million as of December 31, 2008.  The table below is a breakdown of our fixed assets at cost:

	2009	2008
At Cost
Gas Pipelines	$34,641,390	$27,859,313
Motor Vehicles	5,701,904	5,600,508
Machinery & Equipment	1,482,513	857,834
Buildings	1,572,188	1,568,380
Leasehold Improvements	81,539	80,101
Office Equipment	234,142	216,435
Less Accumulated depreciation	(3,906,315)	(3,149,453)
	$39,807,361	$33,033,118
Bank Loans

Bank loans as of September 30, 2009 were $2.19 million, no change from that as of December 31, 2008.

Accounts Payables

Accounts payables as of September 30, 2009 was $9.0 million, representing an increase of $2.65million from that as of December 31, 2008.

Other Payables

Other payables as of September 30, 2009 were $5.41million, representing a decrease of $0.76 million from that as of December 31, 2008.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, our management concluded that, as of September 30, 2009, our Company’s disclosure controls and procedures was not effective due to the material weaknesses described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our internal control over financial reporting was not effective as a result of the following identified material weaknesses:

(1) There was not adequate resources and personnel within the Company to carry out the comprehensive internal audit functions which include the formulation of systematic risk assessment procedures, the annual audit plan and budget and anti-fraud audit.

(2) A more comprehensive Code of Conduct and Ethics (the “Code”), which is applicable to all Company directors, officers and employees, is still work-in-progress as of September 30, 2009.

(3) A more comprehensive Related Party Transactions Policy and the master list of all Related Parties are still work-in-progress as of September 30, 2009.

Management’s Plan for Remediation of Material Weaknesses

In light of our Company’s internal control over financial reporting not effective, our management has worked, and will continue to work, to address these weaknesses in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) With the limited quality personnel resource supplies in the market, the management had already engaged a third party professional to assist in establishing the internal audit functions since July 2009 whereas another round of internal control assessment had been carried out in September 2009. The Internal Audit Manual and Internal Audit Charter were completed and pending for the approval of the board of directors. Going forward, the Company will prepare the internal audit and anti-fraud plan and budget based on the risk assessment results. The respective internal audit work procedures will be executed based on the approved internal audit plan;

(2) Management is expected to release the comprehensive Code of conduct by December 31, 2009.  The Company will update the Code on an annual basis, while trainings and seminars will be arranged to all new and existing management and employees so as to enhance the awareness of the Code of Ethics. In the future, all employees will be required to sign a declaration to acknowledge that the employee has read and will comply with the Code; and

(3) Management is expected to release the comprehensive Related Parties Transaction Policy by March 31, 2010. The Company will update the master list as well as the policy on an annual basis.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 13, 2009	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer