Form 10-K
period 2009-12-31
Sino Gas International Holdings, Inc.
filed 2010-03-31
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51364

SINO GAS INTERNATIONAL
HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	90-0438712

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes ☐ No ☒

 The aggregate market value of the 11,183,309 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $4,920,656 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.44 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 31, 2010, the Registrant had  26,769,313 shares of common stock outstanding.

TABLE OF CONTENTS

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 26, 2010, $1.00 = 6.827 yuan.

“Sino Gas,” “we” and “the Company” refer to Sino Gas International Holdings, Inc. and our subsidiaries or, as context requires, Sino Gas International Holdings, Inc. alone. “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, “2009” “2008” and  “2007” refer to the fiscal years ended December 31, 2009, December 31, 2008,  and December 31, 2007, respectively.

Overview

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (“PRC”), through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries.

We currently own and operate 39 natural gas distribution systems serving approximately 145,000 residential and 7 industrial customers. Our facilities include approximately 1,040 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 110,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2009	2008
Total gas distributed and supplied (US$ millions)	15.7	12.2
Distribution network (km)	1,040	710
Number of industrial customers	7	5
Number of residential customers	145,000	110,900

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

We generate revenues in two ways: (i) connection fees for the interconnections to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

	At and for the year ended December 31
	2009		2008
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	11.9	(43)%	9.3	(43)%
Gas sales	15.7	(57)%	12.2	(57)%
Other sales	—		—

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

	For the year ended Dec 31
(US$ millions)	2009	2008
Gas costs	14.8	11.1
Connection costs	3.3	2.9

We buy natural gas for distribution in two forms: (i) compressed natural gas (“CNG”); and (ii) liquefied natural gas (“LNG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to the point of distribution or consumption. Typically CNG is compressed under - pressure to less than 1% of its volume and transported at normal temperature, while LNG is natural gas that has been converted temporarily to liquid form for ease of storage or transport, which can take up about 1/600th the volume. The key difference is that CNG is in compressed form, while LNG is in liquefied form. CNG has a lower cost of production and storage compared to LNG as it does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km from  the natural gas supplier and we transport LNG to a city if it is located more than 300 km away from  the natural gas supplier. Approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

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

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

As of March 20, 2010, our corporate structure is set forth below:

(1) The subsidiaries of Beijing Gas are set forth below:

Name of Subsidiary	Beijing Gas Equity Interest %
Peixian Weiye Gas Co., Ltd	90

Sihong Weiye Gas Co., Ltd	95

Wuhe Weiye Gas Co., Ltd	100

Changli Weiye Gas Co., Ltd	100

Yutian Zhongran Weiye Gas Co., Ltd	90

Weixian Jinli Gas Co., Ltd	100

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	100

Wuqiao Gas Co., Ltd	95

Jinzhou Weiye Gas Co., Ltd	95

Shenzhou Weiye Gas Co., Ltd	95

Ningjin Weiye Gas Co., Ltd	95

Linzhang Weiye Gas Co., Ltd	85

Hengshui Weiye Gas Co., Ltd	100

Longyao Zhongran Weiye Gas Co., Ltd	95

Xingtang Weiye Gas Co., Ltd	95

Gucheng Weiye Gas Co., Ltd	100

Langfang Development Region Weiye Dangerous Goods Transportation Co., Ltd	95

Beijing Chenguang Gas Ltd.	100

Xinji Zhongchen Gas Co., Ltd	100

Tianjin Chenguang Gas Co., Ltd	100

Luquan Chenguang Gas Co., Ltd	100

Cheng’an Chenguang Gas Co., Ltd	100

Nangong Weiye Gas Co., Ltd	100

Sishui Weiye Gas Co., Ltd	95

Guannan Weiye Gas Co., Ltd	100

Sixian Weiye Gas Co., Ltd	100

Baishan Wiye Gas Co., Ltd	100

Hebei Wiye Gas Co., Ltd	100

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

We now have operations in Hebei Province, Jiangsu Province, Anhui Province, and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing, We have operations in 23 cities in Hebei, 2 cities in Anhui, 4 cities in Jiangsu and 1 city in Jilin province. Most of them have an urban population of less than 300,000 and are experiencing quick urbanization. Hebei Province is the closest province to the Chinese Capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two adjourning provinces in eastern China, which are close to Shanghai City. Jilin Province is located in North-Eastern China.

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

In 2007, we made the following acquisitions:

On January 15, 2007, Beijing Gas acquired 100% equity interest of Beijing Chenguang Gas Ltd., Co. for a purchase price of 26,000,000 RMB (or approximately USD3.35 million) in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transfer and licensing of technologies regarding natural gas purification, compression and transportation., as well as installation of natural gas equipment and supply of natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijing Chenguang immediately prior to the acquisition. We made full disclosure under the heading “Certain relationships and related transactions” in this report.

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

On April 22, 2008, we entered into an agreement with the Qujing Development Investment Co., Ltd. a PRC state-owned company and Yunnan Investment Group Co., Ltd, also a PRC state-owned company, to set up Qujing Gas Co. Ltd to operate in the City of Qujing, Yunnan Province (the “Qujing Gas”). The Company will hold a 39% equity interest in Qujing Gas. The initial registered capital of the Qujing Gas is RMB 30 million (U.S.$4.29 million). This acquisition is not with related parties.

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

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 68.0%, 22.3%, 7.1% and 2.6%, respectively, of the PRC's total energy consumption. In 2005, the ratios were 68.9%, 21.0%, 7.2% and 2.9% respectively. In 2006, the ratios were 69.4%, 20.4%, 7.2%, and 3% respectively. In 2007, the ratios were 69.5%, 19.7%, 7.3%, and 3.5% respectively. Based on the PRC government’s Eleventh Five Year Plan (2006-2010), the ratios of coal, crude oil, hydro-electricity would change to 66.1%, 20.5%, and 6.8% respectively, while that of natural gas would increase to 5.1%. Natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for low percentage of final consumption.. In 2007, non-production consumption of natural gas was around 18.6 billion cubic meters, which was about 26.7% of total natural gas consumption that reached 69.5 billion cubic meters (Source: National Bureau of Statistics of China).

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

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for  about 3 % of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (“NDRC”), the consumption of natural gas as increased from 24.5 billion cubic meters in 2000 to 69.5 billion cubic meters in 2007, which represented an average growth of 16.06% per year.

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

Natural Gas Distributors

Before 2000, natural gas distribution had been principally served by local municipal governments. Since then, the natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC. In large cities where the population exceeds 500,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 500,000, natural gas distribution is carried out by many privately owned companies, most of which operate in just a few locations.

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

Our Strategy

Our strategy involves: (i) expanding our presence in small and medium sized cities; (ii) acquiring existing gas distribution systems and/or franchises; and (iii) expanding our business upstream by developing and maintaining pipelines that connect China’s East-West Gas Pipeline with the cities where we have our gas stations or where other distributors own distribution networks.

(i) Expand Our Presence in Small and Medium Sized  Cities by Obtaining Additional Exclusive Franchises. We have focused on small (with urban population in the city proper of less than 300,000) and medium sized (with urban population in the city proper of less than 1,000,000) cities, generally near a larger metropolitan area where there is little competition to obtain a franchise, and where our franchise grants us exclusivity. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements in negotiating with the cities.  These smaller cities urgently need to provide their citizens with energy and usually do not have the leverage of very large cities, which can attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such city. Usually, our franchises are for a period of 25 to 30 years. Since our founding, we have successfully obtained 29 franchises in small and medium sized cities, of which 28 have already developed and 1 is still under development. In 2008, we were able to secure one development project.

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

 (iii) Expand into Upstream Business. We currently develop gas distribution networks which deliver gas from our storage and distribution station in a particular city to residential or industrial customers in that city. We do not have pipelines that connect the national main pipeline that runs across China from the West to the East with the cities where we our customers are located. We have to deliver the gas we purchase from the main pipeline operator to our gas storage facilities in different cities by trucks. We intend to expand into the upstream business by developing regional distribution networks to connect the West-East main pipeline with cities that are not located near the passageway of the national main pipeline. By developing and maintaining regional pipelines, we believe we can deliver natural gas to our customers more efficiently and with potentially higher margins. In addition, such regional distribution networks can be used by other gas distributors along the pipelines, which will add potential revenue sources for us. As the development of such regional networks require a significant capital outlay, we intend to start exploring such projects after we are able to raise a significant amount of funds in the future.

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

Competitive Advantages

We believe we have the following competitive advantages:

(i) Better Relationships with Natural Gas Suppliers. We have been able to develop good relationships and therefore secure contracts with large state-owned natural gas producers such as PetroChina and China Petroleum Chemical. These contracts have ensured a stable supply of natural gas for us.

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

(iii) Experienced Sales and Marketing Team. Our sales and marketing team has gained significant experience in working with local governments and identifying potential markets in small and medium sized cities. Due to their effort, we have won franchises for 29 locations.

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

We recorded connection fees in the amounts of $11.89 million and $9.29 million for the fiscal years ended December 31, 2009 and 2008 respectively, constituting 43.08% and 43.30% of total revenues for those years. Sales of natural gas were $15.70 million and $12.16 million for the fiscal years ended December 31, 2009 and 2008, respectively, constituting 56.92% and56.70% of the total revenues for those years.

Connection Fees

We charge our real estate developer customers a flat connection fee for the installation of gas lines to each of their apartments or housing units. The level of connection fees varies among operational locations and is determined based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and is approved by the relevant local state price bureau. The average of these connection fees for the company in 2009 was approximately $362.4 per household. For industrial customers, the connection fee is determined based on the facility capacity (on a cubic meter per day basis 300 RMB per cubic meter). Should additional capacity be needed, these customers are required to pay additional connection fees for the additional capacity installed. Connection fees are usually paid in installments, with 30% within certain days set out in the contracts after the start of each project, 30% at milestones set out in the contracts, 30% upon completion and 10% guarantee which is paid after one year. Connection fees generally provide a 60-80% profit margin. The rates of connections fee are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal or greater than 20%, we will negotiate with local governments for an increase and local governments usually agree to increase our connection fees under such circumstances. The connection fees in most cities are very close to our average connection fee per household. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

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

(ii) Securing a New operational location. Once we have approved a potential natural gas distribution project in an operational location, we normally set up a local independent subsidiary, also known as a project company, to administer the project for its lifetime. We then prepare and submit a detailed gas project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply gas to that location, proposed connection fees and gas usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in the operational location. Concurrently, we begin actively seeking out potential customers in the operational location and negotiate the terms of supply contracts with the aim of entering into supply contracts as soon as possible with such customers.

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

At present, we have approximately - 145,000 end users in Beijing Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2009	2008
Tongshan Hengxin Co. Ltd.	7.46%	%
Beijing Huicheng Real Estate Development Co. Ltd.	5.52%	%
Baishan Huixin Real Estate Co.	5.28%	%
Oriental Sun-Town Real Estate Co.	4.62%	5.3%
Baishan Xingda Real Estate Co.Ltd.	3.5 0%	%
Total	26.38%	5.3%

Industrial and Commercial Customers

Our industrial customers use natural gas primarily for heating, air conditioning, water heating and cooking purposes. These customers we target include manufacturers, owners of hotels, restaurants, office buildings, shopping centers, hospitals, educational establishments, sports and leisure facilities and exhibition halls. Natural gas has a wide variety of applications for industrial customers such as fuelling industrial boilers, furnaces, ovens, incinerators, foundries and steamers as well as water and space heating in staff canteens and dormitories within the industrial customers’ premises. We enter into supply contracts with these customers for the distribution of gas to their premises, and both connection fees and gas usage charges are borne by such customers.

The table below presents information about our top five industrial customers for the periods indicated:

	Percentage of Sales Fiscal year ended December 31,
Customers	2009	2008
Hebei Zhong Gang Steel	20.46%	25.23%
Hongyuan Caituban Factory	6.17%	-%
Huabei Machine Factory	2.99%	3.97%
Jingzhou Zhongyou Co.	1.13%	-%
Elite (Lang Fang) Textile	1.04%	0.88%
Total	31.79%	30.08%

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Purchase of natural gas represented 81.8% and79.3% of our total cost for the fiscal years ended December 31, 2009 and 2008, respectively. Generally, approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhong Yuan Lu Neng Advanced Technology Ltd. Co. (“Henan Zhong Yuan”), a subsidiary of SinoPec. Historically, we have purchased majority of our CNG from North China Oilfield and majority of our total purchases of LNG from Henan Zhong Yuan.

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

In 2009, we purchased approximately $4,012,922 of pipes, machinery and equipment.

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

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared to the 39 natural gas distribution systems that we operate.

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

The following are our natural gas competitors in China:

	Ticker	09 Revenue (in $millions)	09 Net Income (in $millions)
Towngas China Co., Ltd (Panva Gas)(1)	1083.HK	336	34
Xinao Gas Holdings Ltd(2)	2688.HK	1,062	81

China Gas Holdings Limited(3)	0384.HK	813	13

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

Insurance

We currently do not carry any product liability or other similar insurance, and we have only basic property insurance covering our plants, manufacturing equipment and office buildings.

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

As of March 25, 2010, Beijing Gas and most of our project companies and branch offices have the necessary operational permits.. We believe failure to obtain such permits in time for those projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security effective in May 1991.  According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by relevant local authorities. As of March 25, 2009, most of our project companies have received such certificates. There are three project companies that are still in the process of obtaining such certificates. We believe failure to obtain such certificates in time for those projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project location should obtain an environmental assessment report which asses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of March 25, 2010, most of our project companies have obtained such reports. We are still in process of obtaining such reports for two project companies. We believe failure to obtain such reports in time for those projects will not have a materially adverse effect on our operations.

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

Employees

As of March 25, 2010, we had approximately 531 full-time employees, including approximately 63 management personnel, 55 technicians, 42 engineers and 17 research and development personnel. One employee holds a doctorate degree, 6 employees hold a master’s degree, and 172 employees hold a bachelor’s degree.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary. We have purchased social insurances for all of our employees. The social insurance we paid in 2009 and 2008 is shown below:

	At and for the year ended December 31,
	2009	2008
	(in USD)	(in USD)
Amount of social insurance	350,860	212,327

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the shares of common stock.

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

If it were determined that our spin-off of Pegasus Tel, Inc. in August 2008 violated federal or state securities laws, we could incur monetary damages, fines or other damages which could have a material, adverse effect on our cash flow, financial condition and prospects.

We may have inadvertently violated the federal and state securities laws in connection with our spin-off of Pegasus Tel., Inc. (“Pegasus”) to our stockholders in August 2008.  As we previously reported, on August 18, 2008, we consummated a spin-off of Pegasus, a Delaware corporation and a wholly-owned subsidiary of Sino Gas, to Sino Gas’ stockholders of record as of August 15, 2008 (“Spin-off”).  In connection with the Spin-off, on May 7, 2007, Sino Gas caused Pegasus to file a Registration Statement on Form 10-SB (File No.: 0-52628) with the SEC to register the Pegasus common stock under Section 12(g) of the Securities Exchange Act of 1934 and, on November 28, 2007, Sino Gas filed with the SEC an Information Statement on Schedule 14C to inform shareholders of record that it was effecting the Spin-off.  The ratio of distribution of the Spin-off was one (1) share of common stock of Pegasus for every twelve (12) shares of  common stock of Sino Gas (1:12).  Fractional shares were rounded up to the nearest whole-number.  An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the Spin-off to an aggregate of 167 Sino Gas stockholders.

In the course of its review of our Registration Statement on Form S-1,   the staff of the SEC provided comments requesting further information about the Spin-off and indicated its concern that the Pegasus Shares may have been issued without proper registration or an available exemption from registration. Under Staff Legal Bulletin No. 4 (“SLB 4”) promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when the following five conditions are met: (i) the parent shareholders do not provide consideration for the spun-off shares; (ii) the spin-off is pro-rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose for the spin-off; and (iv) if the parent spins-off "restricted securities," it has held those securities for at least two years.

If it were determined that the Spin-off did not satisfy the conditions for an exemption from registration, it would mean that the issuance of the Pegasus Shares violated Section 5 of the Securities Act and potentially the state securities laws of the U.S. states in which the holders of record for the Spin-off resided.  The consequences of such a finding could be the imposition by the SEC and relevant state regulators of monetary fines or other sanctions as provided under relevant federal and state securities laws.  Such regulators could also require us to make a rescission offer, which is an offer to repurchase the securities, to the holders of Pegasus Shares.

A finding that the issuance of the Pegasus Shares was in violation of federal or state securities law could also give certain current and former holders of the Pegasus Shares a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act.  In general , this remedy allows a successful claimant to sell its shares back to the parent company in return for their original investment.

We are unable to quantify the extent of any monetary damages that we might incur if, monetary fines were imposed, rescission were required or one or more other claims were successful.  However, we can give no assurance that the damages resulting from any such action or claims will not have a material, adverse effect on our cash flow, financial condition and prospects.  As of the date of this report, we are not aware of any pending or threatened claims that the Spin-Off violated any federal or state securities laws.

Based upon facts known to us at this time, we do not believe that assertion of such claims by any of our current or former holders of the Pegasus Shares is probable.  However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail.  The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale.  Claims under the anti-fraud provisions of the federal securities laws, if relevant, would generally have to be brought within two years of discovery, but not more than five years after occurrence.

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

From August 2003 to March  2010, we have entered into 29 franchise agreements to provide natural gas to certain newly developed residential communities, and we expect that we will secure more of such franchise agreements in the years to come.

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

We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are not common and we have never experienced significant failures of our products, we cannot assure you that we would not face such liability in the event of the failure of any of our products. We –only carry -basic property insurance to cover our real property, natural gas pipelines, storage facilities and equipment. However, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective equipment claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Currently, we provide one year service warranty for the end user equipment, such as gas indoor pipes and gas meters to our customers after we have installed the gas distribution systems and commenced gas supply for them. The warranties require us to repair and replace defective components. Since we started our current line of business, we have received a very limited number of warranty claims for our products that only involved minor repairs and whose costs were negligible (around $250 in total). Consequently, the costs associated with our warranty claims have historically been very low. Therefore, we have not established any reserve funds for potential warranty claims. However, if we experience any increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 21% appreciation of the RMB against the U.S. dollar between July 21, 2005 and March 25, 2010. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

The discontinuation of any preferential tax treatment currently available to us and the increase in the enterprise income tax in the PRC could in each case result in a decrease of our net income and materially and adversely affect our results of operations.

The PRC government has provided various incentives to foreign-invested enterprises and domestic companies operating in a national level economic and technological development zone, including reduced tax rates and other measures. For example, Beijing Gas, which is registered and operating in a high-tech zone in Beijing, has been qualified as a “high or new technology enterprise.” As a result, it is entitled to a preferential enterprise income tax rate of 15.0% so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status. Beijing Gas received a two-year exemption from the enterprise income tax for its first two profitable years of operation, which were 2003 and 2004. Beijing Gas was thereafter entitled to a preferential enterprise income tax rate of 7.5% for the succeeding three years (with an exceptional tax rate of 9.0% for 2005), which  expired on December 31, 2007. However, we cannot assure you that the current preferential tax treatments and the current level of the enterprise income tax enjoyed by our PRC operating subsidiary will continue, and any legislative changes to the tax regime could discontinue any preferential tax treatment and increase the enterprise income tax rate applicable to our principal subsidiaries in the PRC.

Specifically, the PRC Enterprise Income Tax Law, or the EIT Law, was enacted on March 16, 2007. Under the EIT Law, effective on January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and revoke the current tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, the current preferential tax rate of 15.0% applicable to high and new technology enterprises and the current preferential tax treatments for all enterprises (including foreign-invested enterprises) will be grandfathered for a period of five years following the effective date of the EIT Law until January 1, 2013. The EIT Law applies to all of our PRC operating subsidiaries, including Beijing Gas, which is currently both a high and new technology enterprise and a foreign-invested enterprise. Any future increase in the enterprise income tax rate applicable to our PRC operating subsidiaries or other adverse tax treatments, such as the discontinuation of preferential tax treatments, would have a material adverse effect on our results of operations and financial condition.

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

Our officers, directors and affiliates beneficially own approximately 57.6% of our Common Stock. Yu chuan Liu, our Chairman, and Chief Executive Officer, beneficially owns approximately 24.4% and Mr. Quandong Sun, a director, beneficially owns 20.1% of our Common Stock. As a result, Mr. Liu and Mr. Sun are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu and Mr. Sun’s interests may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock. Please refer to “Security Ownership of Certain Beneficial Owners and Management” of this Registration Statement for more information regarding beneficial ownership of securities of our management.

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

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a total number of 12,681,255 shares of Common Stock, including 1,771,074 shares of common stock which are issuable upon (i) exercise of warrants issued to the Placement Agent in the Private Financing, and (ii) shares of Common Stock issued based on the “Make Good” provisions of the Stock Purchase Agreement. As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock. On February 11, 2010, our registration statement on Form S-1, registration no. 333-147998 was declared effective by the SEC, pursuant to which 5,976,212 shares of our common stock is eligible for sale through the registration statement.

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

Currently our outstanding warrants include: (i) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (ii) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (iii) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, (iv) series F warrants to purchase an aggregate of 271,074 shares of common stock at $4.84 per share, (v) placement agent series R warrant to purchase an aggregate of 271,074 shares of common stock at $4.84 per share and (vi) warrants  to purchase 3,898,687 shares of common stock accompanying 8% senior secured convertible notes at $0.744 per share . Under the existing warrants, a total of 7,875,620 common shares will need to be issued by us if the warrant holders decide to exercise the warrants. If this happens, the investment of our current shareholders would be significantly diluted.

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

Set forth below is the detailed information regarding these land use rights registered under the names of Beijing Gas or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of Issuance or Grant	Expiration Date

Beijing Gas	South side of Huang He Road, Cai Yuan Town, Wu Qiao County Wu Guo Yong (2003) Zi Di Chu No. 208	Other commercial use	1,520	November 25, 2003	November 25, 2043

Yu Tian Country Zhong Ran Wei Ye Gas Ltd.	Between East side of Yu Zun West Road and South side of Guan Qu, Yu Tian County Yu Tian Guo Yong (2004) Zi Di No. 097	Industrial use	2,674.5	June 8, 2004	May 21, 2054

Xiahuayuan Jinli Gas Ltd.	East side of Xinchen Road in Xiahuayuan District of Zhangjiakou City	Commercial use	3,320	2008	2048

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

As of December 31, 2009, we own 1040 km of high-pressure underground pipeline. We also own and operate 39 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 29 cars, 17 trucks, 47 containers (3000 m 3 ), 5 containers (4500 m 3 ), and 76 containers (300 m 3 ). We also lease two trucks and containers.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol SGAS.OB.. Since our September 7, 2006 reverse merger with GAS Investment China Co., Ltd. (“Gas (BVI)”), there has been some minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock as reported for the past two years.

Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
March 31, 2008	$4.0	$2.10
June 30, 2008	$2.45	$1.35
September 30, 2008	$1.45	$0.77
Fourth Quarter of 2008	$0.80	$0.30
First Quarter of 2009	$0.40	$0.06
Second Quarter of 2009	$0.50	$0.13
Third Quarter of 2009	$0.50	$0.31
Fourth Quarter of 2009	$1.21	$0.46

As of March 30, 2010, there were 659 holders of record of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

Our current reports on Form 8-K/A’s filed on January 19 and 20, 2010 are incorporated herein in their entireties.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Beijing Gas appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in this annual report.

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

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and it subsidiaries own and operate 39 natural gas distribution systems serving approximately 145,000 residential and seven industrial customers. Our facilities include approximately 1,040 km of pipeline and delivery networks with a daily capacity of approximately 110,000 cubic meters of gas. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui and Beijing.

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

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Starting in 2008, the Chinese government had changed its policy and prioritized boosting of the economy. The Chinese government had adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. The Chinese government had also decided to inject a stimulus package to boost the overall economy, including allocation of funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced the increased activities in the 3rd quarter of 4th quarter of 2009.

Even with the up and down of the Chinese real estate market in the past two years, we believe that the future growth trend of the real estate market will not change  because of the continuous urbanization in China.
There are three pillars in Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. Chinese Government RMB 4 trillion stimulus package has great impacts on China's domestic production and investments in the past year. GDP growth rebounded to 7.9 per cent in the second quarter from 6.1 percent in the first, which represented a 10-year low. In the third quarter and fourth quarter, China’s economic growth accelerated to 9.1 per cent and 10.7 per cent respectively. China GDP grows by 8.7 percent in 2009, exceeding the target 8%. The GDP growth is expected to maintain strong in 2010.

Our gas users are composed of industrial and residential users. Gas sales from residential users are much less affected by economic and industrial factors and would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales from industrial users is subject to the operating performance of the end industrial user. As we develop into more cities, we expect to add more industrial users in the coming year if capital requirements are available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 300,000)-to-medium (population between 300,000 to 1,000,000) sized cities. We are exploring potential project targets. The size of the projects varies from small cities to medium-sized cities. For small city markets, many of them are still untapped or undeveloped. The development of these markets is generally considered major growth components of the company.

Regarding medium-sized or large cities, most of them have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have material impact on the company, increasing the company’s assets and revenues significantly. The company intends to raise money for accretive acquisitions when they become available.-.

Material Challenges

There are vast number of small-to-medium sized cities left undeveloped, but the competition is -growing, as there are many small new players in the market attracted by the profitability and growth potential of the business. Meanwhile, from time to time, we are also facing competitions from stronger competitors, as large city markets are getting saturated and our competitors are beginning to expand into smaller cities.

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

China’s energy market is highly regulated by the government, with regard to purchase price and sale price of natural gas. Whenever there is an adjustment to purchase price by the government, gas distributors would increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind that in the international markets. The Chinese government has seldom adjusted natural gas and we cannot rule out the possibilities of an increase of natural gas prices by the government in the future. Even though we can adjust the sale price accordingly after the increase of purchase price, passing the increase to end users. However, it would make natural gas more expensive, as compared to other alternative energies. Thus this increase of price will deter our business development.

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

RESULTS OF OPERATIONS

Year Ended Dec 31, 2009 Compared to Year Ended Dec 31, 2008

In the year ended December 31, 2009, net revenues were $27,591,501, representing an increase of 28.64% from that of the previous year, and gross profit was $9,474,000, representing an increase of 26.83% from that of the previous year.  Operating income in 2009 was $5,066,476, representing an increase of 88.37% from the previous year.

	For the 12 months ended December 31,
	2009	2008	Change
	US$	US$	%
Net Revenues	27,591,501	21,448,488	28.64%
Gross Profit	9,474,001	7,469,980	26.83%
Operating Income	5,066,476	2,689,582	88.37%
Net Income	4,047,584	1,600,493	152.90%
Gross Margin	34.34%	34.83%
Net Margin	14.67%	7.46%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2009 were $27,591,501, compared to $21,448,488 for the same period in 2008, representing an increase of 28.64%. The increase was due to the significant increases of both gas sales, and the connection fees. In 2009, we connected 32,681 new residential households to our gas distribution network, resulting in total connection fees of $11,887,546. Gas sales during the same period amounted to 41.93 million cubic meters, or $15,703,955. In comparison, we connected 26,770 new residential households to our gas distribution network throughout 2008, resulting in total connection fees of $9,287,529. Gas sales during the period amounted to 34.71 million cubic meters, or $12,160,959.

	For the 12 months ended December 31,
	2009		2008		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	27.59	100%	21.45	100%	28.64%
Connection Fees	11.89	43.08%	9.29	43.31%	27.99%
Gas Sales	15.70	56.92%	12.16	56.69%	29.13%

Our net revenues for the year ended December 31, 2009 largely resulted from the following factors:

1)	Significant increase of gas sales. With more customers added into our existing gas network system, the gas sales increased significantly compared to the previous year.

2)
Substantial increase of connection fees from residential customers.  Connection fee is closely tied to real estate market in China, and offer a higher gross margin than gas sales The real estate market started its recovery in China at the beginning of 2009, and the activities increased in the 3rd quarter of 4th quarter of 2009, especially in the 4th quarter.

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

Connection Fees

Connection fees in 2009 were $11.89 million, representing an increase of 27.99% over the year 2008. Connection fees in 2009 accounted for approximately 43.08% of total net revenue compared to approximately 43.30% for the same period in 2008. We connected 32,681 residential users in 2009, an increase of approximately 22.08% from 2008. .

	For the 12 months ended December 31,
(in US$ millions)	2009		2008		Change
	US$	%	US$	%	%
Connection Fees	11.89	100%	9.29	100%	27.99%
Residential Users	11.84	99.63%	9.29	100%	27.53%
Industrial Users	0.05	0.37%	0	0%

Gas Sales

In terms of volume, we sold 41.93 million cubic meters of natural gas in 2009, compared to 34.71 million cubic meters in 2008. In terms of value, gas sales were $15.70 million in 2009, accounting for 56.92% of total net revenue in 2009, representing an increase of 29.13% over the year 2008. Gas sales to residential users increased 77.07%, from $4.18 million in 2008 to $7.41 million in 2009. Gas sales to industrial and commercial users increased 3.88%, from $7.98 million in 2008 to $8.29 million in 2009.

	For the 12 months ended December 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gas Sales	15.70	100%	12.16	100%	29.13%
Residential Users	7.41	47.17%	4.18	34.4%	77.07%
Industrial and Commercial Users	8.29	52.83%	7.98	65.6%	3.88%

Such substantial increases were primarily attributable to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network.

Cost of Revenues

Cost of revenues in 2009, which includes cost of connection and cost of gas sales, was $18.12 million, an increase of $4.14 million, or 29.61%, from $13.98 million in 2008.

	For the 12 months ended December 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	18.12	100%	13.98	100%	29.61%
Connection Cost	3.29	18.17%	2.89	20.7%	13.75%
Gas Cost	14.82	81.83%	11.08	79.3%	33.75%

Cost of Connection

The cost of connection increased 13.75% to $3.29 million during the year ended December 31, 2009 from $2.89 million for the same period in 2008. This increase is mainly due to the increase of connection service activities in 2009 as compared to 2008 ..

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment. The cost of gas sales increased 33.75% to $14.82 million during the year ended December 31, 2009 from $11.08 million during the same period in 2008. This increase, which outpaced the 29.13% increase in sales of natural gas during the same interval, is largely due to the increase of rental expenses on gas delivery trucks and higher fuel cost in 2009.

Gross Profit

	For the 12 months ended December 31,
	2009		2008		Change
($ million)	US$	%	US$	%	%
Gross Profit	9.47	100%	7.47	100%	26.83%
Connection	8.59	90.72%	6.39	85.58%	34.45%
Gas	0.88	9.28%	1.08	14.42%	-18.39%

During the year ended December 31, 2009, gross profit was $9.47 million, representing an increase of approximately 26.83% from the same period of 2008. Gross profit from connection fees is $8.59 million for 2009, accounting for 90.72% of total gross profit. In comparison, gross profit from connection fees was $6.39 million for 2008, accounting for 85.58% of total gross profit. Gross profit from gas sales was $0.88 million, accounting for 9.28% of total gross profit, compared to $1.08 million, 14.42% of total gross profit in the same period in 2008.

Gross margin during the year ended December 31, 2009 is 34.34%, compared to 34.83% during the same period in 2008.

Gross margin for connection fees for the year 2009 was 72.30%, compared to 68.83% in 2008. The margin improved in 2009 since we connected more households in the cities.

Gross margin for sales of natural gas was 5.6% in 2009, compared to 8.86% during the same period of 2008. The decrease was due to an increase of rental expenses on gas delivery trucks and higher cost of fuel in 2009.

Selling and Marketing Expenses

Our selling and marketing expenses in the year ended December 31, 2009 were $1.03 million and approximately 3.7% of our net revenues, compared with $1.14 million, or 5.3% of net revenues in the same period of 2008.

General and Administrative Expenses

General and administrative expenses were $3.37 million for the year ended December 31, 2009, approximately 12.2% of our net revenues, compared with $3.64 million, or approximately 17.0% of net revenues for the same period in 2008.

Operating Income

The operating income in 2009 was $5.06 million, representing an increase of 88.4% compared to the operating income of $2.69 million in 2008.

Other Income (Expense)

Other Income was $0.08 million for the year ended December 31, 2009, compared with Other Expense of $0.18 million for the same period of 2008.

Income tax

Income tax was $1.09 million in 2009, compared to $0.90 million in 2008.

Net Income

Net income for the year ended December 31, 2009 was $4.05 million, representing a strong improvement of 152.90% from $1.60 million in the same period in 2008. This improvement was due to the increase of gross profit driven by higher sales, and the decrease of SG&A and other expenses, for the year ended December 31, 2009 as compared to the same period of 2008. Income available to common stockholders for diluted EPS for the year ended December 31, 2009 was $4.28 million after adding back interest expense $0.23 million for convertible bonds.

Liquidity and Capital Resources

Cash and cash equivalents were $9.82 million as of December 31, 2009, an increase of $6.79 million as compared to $3.03 million of cash and cash equivalents as of December 31, 2008.

Cash sourced in operating activities for the year ended December 31, 2009 was $7.83 million, an increase of $3.62 million from $4.21 million during the same period of 2008. Such increase was mainly due to the increase of net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the year ended December 31, 2009 was $14.05 million, a decrease of $2.91 million from $16.96 million during the same period of 2008.

 Cash sourced in financing activities for the year ended December 31, 2009 is $12.96 million, an increase of 13.51 million from that during the same period of 2008.  We secured bank loans in the net amount of $7.32 million, and raised capital in the net amount of $5.64 million through convertible bonds. There were basically no financing activities in 2008 due to the unfavorable capital markets.

Accounts Receivable

Accounts receivable as of December 31, 2009 were $5.04 million, representing a decrease of $0.97 million from $6.01 million as of December 31, 2008. The decrease was due to the fact that we continuously made efforts on AR collections.

Notes Receivable

Notes receivable of $0.35 million as of December 31, 2009.

Inventory

Inventory of $0.42 million as of December 31, 2009 comprised spare parts and natural gas.

Fixed Assets

Fixed Assets as of December 31, 2009 was $ 52.10 million, an increase of $15.92 million from $36.18 million in 2008. The table below is a breakdown of our fixed assets at cost:

	2009	2008
At Cost
Gas Pipelines	$37,329,888	$27,859,313
Motor Vehicles	5,775,903	5,600,508
Machinery & Equipment	1,482,599	857,834
Buildings	7,194,148	1,568,380
Leasehold Improvements	80,113	80,101
Office Equipment	238,673	216,435
Less Accumulated depreciation	(4,329,313)	(3,149,453)

	$47,772.011	$33,033,118

Bank Loans

We secured new bank loans in 2009.Short term Bank loans as of December 31, 2009 were $2.93 million, an increase of 0.74 million from that as of December 31, 2008. Long term Bank loans as of December 31, 2009 were $6.58 million.

Other Payables

Other payables as of December 31, 2009 were $6.34 million, a slight increase of $0.17 million from the end of 2008.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have designed disclosure controls and procedures or caused disclosure controls and procedures to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   Due to its inherent limitations, disclosure controls and procedures may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our management concluded that, as of December 31, 2009, our Company’s disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and have designed internal control over financial reporting or caused internal control over financial reporting to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. Due to its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and has identified the following significant deficiencies:

(1) The Company has not yet established the mechanism to require all the employees to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code of Conduct and Ethics (the “Code”) which is applicable to all Company directors, officers and employees.

(2) Our Internal Audit Department has not taken a full active role in the conduct of its activities due to insufficient resources. The anti-fraud monitoring mechanism has not been developed yet.

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

Management’s Plan for Remediation of significant deficiencies

Our management has worked, and will continue to work, to address these -deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) All the employees will be required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code before the end of second quarter of 2010. We are going to continue modify the Code, and arrange respective on-going training to all the employees with the update of the Code.  The Code will be distributed to all the employees.

(2) The management has engaged an Internal Audit Manager to take the active role of Internal Audit Function of the Company.  With the assistance of third party professional, the roles and responsibilities of the internal audit department together with the risk-based internal audit plan have been formulated and approved by Audit Committee.   The anti-fraud mechanism will be established before the end of second quarter of 2010.

(3) We will try to develop a comprehensive Related Party Transactions Policy and  a master list of all Related Parties  before the end of third quarter 2010.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2009, there was no major change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President & Chief Executive Officer, director and Chairman of the Board	44
Zhicheng ZHOU	Chief Operating Officer/Director	44
Zhimin ZHONG	Marketing Director	53
Shukui BIAN	Vice President & Chief Engineer	44
Yugang ZHANG	Chief Financial Officer	37
Guowei CHEN	Director	52
Quandong SUN	Director	42
Zhongsheng LIU	Director	49
Xinmin ZHANG	Director (resigned effective May 10, 2009)	53
Yong LI	Director (effective February 22, 2010)	45

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu Mr. Liu was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the board of directors and General Manager of Beijing Zhong Ran Wei Ye Gas Co., Ltd. between 2003-2006 and he was the Chairman of the Board of Beijing Xiang Ke Jia Hua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Lang Fang Zhong Gong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of Research and Development Department of Petro China from 1983 to 1997. We believe that Mr. Yuchuan Liu, the founder of the Company, has the most extensive knowledge and experience in natural gas industry within the Company, which qualify him for the Chairman position.

Mr. Zhicheng Zhou Mr. Zhou was appointed our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002. Mr. Zhicheng Zhou, the COO of the Company, has extensive knowledge and experience in natural gas industry. He has great operational and managerial skills. We believe these qualify him for the director position.

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

Mr. Yugang Zhang Mr. Yugang Zhang was appointed Chief Financial Officer On August 25, 2008. Mr. Zhang was the Area Financial Controller for Asian Operation of Smufit-Stone Container Enterprises Inc., a U.S. company, from June 2003 to July 2008. Prior to that, from March 2001 to May 2003, he worked as the Plant Controller of the same company in Mansfield, MA. From September 2000 to March 2001, he was the Assistant Controller and Accounting Manager for FAE Worldwide, Inc. in Boston, MA. From February 1999 to September 2000, he was the Staff Accountant for Braver CPAs & Co., P.C. of Chestnut Hill, MA. Mr. Zhang obtained an MBA from the Clark University of Massachusetts with a full-tuition scholarship in 1997 and graduated from the Mechanical Engineering School of Harbin Institute of Technology in Harbin with a Bachelor’s degree in 1993.

Mr. Guowei Chen Mr. Chen was appointed our director on September 7, 2006 and a member of the auditor committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Chen graduated from East China College of Metallurgy with a major in Accounting. From March 2006 to present, Mr. Chen has been the general manager and chairman of the board of Shen Zhen Jia Xin Real Estate Development Co., Ltd. Prior to that, he was the general manager of Hang Zhou Steal Group from 2001 to February 2006. Mr. Chen is very experienced in general and financial management. Mr. Guowei Chen, a seasoned professional in general and financial management, was chairman of the board of a real estate company in China. We believe that his experience qualifies him for the director position.

Mr. Quandong Sun Mr. Sun was appointed our director on September 7, 2006 and a member of the audit committee of our board and a member of the compensation committee of our board on October 19, 2006. Mr. Sun graduated from Shanghai Maritime University with a B.S. Mr. Sun has been Chairman of Jidong Shipping Co., Ltd from 1995. Prior to that, Mr. Sun served as Manager in the Shipping Department of Shekou Shipping Co., Ltd between 1987 to 1994. Mr. Quandong Sun, a seasoned professional in general management, was chairman of another company in China. We believe his experience qualifies him for the director position.

Mr. Zhongsheng Liu Mr. Liu was appointed our director on May 19, 2009 and will serve for two years. From December 2008 until present, he served as executive vice president of China Merchants Investment (Fund) Management Co. From January 2006 to December 2008, he served as general manager of Zhengzhou Office of China Great Wall Asset Management Corporation. From July 2004 to January 2006, he served as general manager of market development department of China Great Wall Asset Management Corporation. From January 2001 to July 2004, he served as general manager of asset management department of China Great Wall Asset Management Corporation. Mr. Liu obtained a bachelor’s degree in Mine Construction and a second bachelor’s degree in Engineering Management, both from Shenyang Northeast University in 1983 and 1990 respectively. He also obtained a doctorate degree of Management from Financial Science Research Institute of Ministry of Finance in 2005. Mr. Zhongsheng Liu, a doctor of management, is executive vice president of one of China’s top investment management companies. We believe that his various working experience and educational background   qualify him for the director position.

Mr. Yong Li  Mr. Yong Li was appointed a director on  February 22, 2010 and a member of audit committee.  Mr. Li is a partner at Investwide LLC and Investwide Capital LLC since January 2005 and May 2009 respectively, where he oversees investment strategies. He is also the Managing Director of Midway Group LP in New York, in charge of risk management, and has been with the firm since February 2003. Mr. Li graduated from China ’s Sichuan University in 1987 with a B.S. in computer science. He also received a M.S. in Mathematics and Computer Science in 1989 and a Ph.D. in Computer Science/Operations Research in 1992 from Pennsylvania State University. Mr. Yong Li is currently a partner of a US based investment company, Given Mr. Yong Li's US capital markets experience and extensive knowledge of Chinese clean energy-related companies from an investment banking perspective, he will be a strong resource to the Company. we believe that these attributes qualify him for the director position.

Mr. Liu Yuchuan,  with extensive experience in business development, and  knowledge of the China’s natural gas industry, was elected as both our chairman of board and CEO to efficiently manage the Company. We currently do not have a lead independent director.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

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

In 2009, the Board of Directors had held 6 meetings, all the directors were present.

Board Composition and Committees

Our board of directors currently consists of six members: Yuchuan Liu, Zhongsheng Liu, Guowei Chen, Quandong Sun,  Zhicheng Zhou and Yong Li. Zhongsheng Liu,  Guowei Chen and Yong  Li are “independent” as that term is defined by SEC rules.

Compensation Committee

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are  Zhongsheng Liu, Guowei Chen and Quandong Sun. Zhongsheng Liu and Guowei Chen are “independent” as that term is defined by SEC rules.

Audit Committee Financial Expert

Because we only recently  appointed the current members of our board of directors, our board of directors has not yet appointed a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our current audit committee members are Quandong Sun, GuoweiChen  ,  Zhongsheng Liu and Yong Li. Zhongsheng Liu Guowei Chen and Yong Li are “independent” as that term is defined by SEC rules. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

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

Code of Ethics

We have adopted Code of Conduct and Ethics (“Code”)  in 2008. For a copy of the Code, please write to: Mr. Yugang Zhang, CFO, Sino Gas International Holdings, Inc., No.18 Zhong Guan Cun Dong St., Haidian District, Beijing, P. R. China 100083.

Item 11. Executive Compensation

Mr. Yuchuan Liu was appointed chairman of the board, president and chief executive officer on September 7, 2006. The compensation amounts paid to Mr. Liu reflect compensation paid to him by the operating subsidiaries of Sino Gas and its subsidiaries during the reported periods.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus		Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu-	2009	$110,000	$	*65,000				$175,000
President & CEO	2008	$110,000		$65,000				$175,000

Yugang Zhang-CFO	2009	$131,500	$	*43,500				$175,000
(effective August 2008)	2008	$47,500		$15,500				$63,000

Zhicheng Zhou-Chief	2009	$90,000	$	*85,000				$175,000
Operating Officer	2008	$116,000		$59,000				$175,000

* The bonuses have not been paid and are estimates only.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Zhongsheng Liu, Guowei Chen and Quandong Sun.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu	0						0
Zhicheng Zhou	0						0
Guowei Chen	10,000						10,000
Quandong Sun	10,000						10,000
Zhongsheng Liu	10,000						10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2010, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this report, we have outstanding (i) 26,769,313 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 4,579,839 shares of series B convertible preferred stock and 95,418 shares of series B-1 preferred stock, (iv) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (v) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (vi) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, (vii) series F warrants to purchase an aggregate of 271,074 shares of common stock and (viii) placement agent warrant to purchase an aggregate of 271,074 shares of common stock. The warrants are exercisable until September 2012. The placement agent warrant is exercisable until September 2010. The warrants have cashless exercise provisions entitling the holders to obtain shares equal to the product of (1) the nominator is the difference between the market value of all the exercised shares on the date of exercise and the exercise price of all the exercised shares and (2) the denominator is the market price per share on the date of exercise.  As of the date of this report, there are also outstanding 8% senior secured convertible notes and accompanying warrants to issue 9,746,719 and 3,898,687 shares of the Company’s common stock, respectively.  The senior secured convertible notes are convertible at $0.62 per share. The warrants are exercisable until November 30, 2012 at an exercise price of $0.744, and have a cashless exercise feature if a registration statement covering all of the shares of common stock issuable upon exercise of the warrants is not effective upon the 18-month anniversary of the issue date of the warrants.

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

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on March 30, 2010, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants, option and conversion of the senior secured convertible notes and accompanying warrants, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 30, 2010, and (ii) the total number of shares  issuable from the conversion of senior secured convertible notes and accompanying warrants. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock(1)	Common Stock(2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

Eloten Group Ltd.		6,524,174	(4)(5)		16.4%
Leading King Investment Limited		5,384,923	(6)(7)		13.3%
Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.	4,380,413	2,804,446	(8)	93.7%	6.9%
T. Rowe Price Small-Cap Value Fund, Inc.		2,185,261	(9)		5.4%
Jayhawk Private Equity Fund, LP		3,870,458	(10)		9.6%

Directors and Executive Officers
Yuchuan Liu		6,637,043	(4)(5)		16.1%
Quandong Sun		5,384,923	(6)(7)		13.3%
Zhimin Zhong		393,581	(3)		1.0%
Zhicheng Zhou		112,869	(11)		*
Shukui Bian		173,962	(3)		*
Zhongsheng Liu		-			-
Guowei Chen					-
Yugang Zhang		112,847	(12)		*
Yong Li
All Directors and Executive Officers		12,815,225			30.4%

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

(4) Includes 6,524,174 common shares issued upon conversion of series A convertible preferred stock to Eloten Group Ltd., which are beneficially attributed to Mr. Liu Yu Chuan. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd. Also, includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

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

(8) According to Schedule 13G/A filed with the SEC on October 2, 2008, Adam Benowitz is the managing member of Vision Capital Advisors, LLC, investment manager of both funds, whose address is: 20 W. 55th Street, 5th Floor, New York, NY 10019. The ownership breakdowns for both Vision Opportunity Master Fund (“VOMF”) and its affiliate, Vision Capital Advantage Fund (“VCAF”) are as follows: (i) common stock, VOMF, 2,164,668, VCAF, 639,778; (ii) preferred B stock, VOMF 3,381,107, VCAF, 999,306.

(9) The business address is: 100 East Pratt Street, Baltimore, MD 21202.

(10) Includes 2,276,050 and 910,420 shares of common stock issuable upon conversion of 8% senior secured convertible notes and accompanying warrants. The business address is: 5410 W. 61st  Place, Suite 100, Mission, KS 66205.

(11) Includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

(12) includes 112,847 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

* indicates less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company's current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

	FISCAL 2009	FISCAL 2008
Audit Fees (1)	$126,000	105,000
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	—	—
Total	$126,000	105,000

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

4.20
Securities Purchase Agreement dated as of  November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by  reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010.

4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009.

4.22
Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by  reference from exhibit 10.3 to Form 8-K filed December 4, 2009.

4.23
Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and  certain purchasers incorporated by  reference from exhibit 10.4 to Form 8-K filed December 4, 2009.

4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009.

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008

10.30	Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008
16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries

23.1	Consent of Samuel Wong & Co. PC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Form 8-K filed September 7, 2006.

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007.

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007.

****	Incorporated by reference from Form 8-K filed September 13, 2007.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 31, 2010	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	March 31, 2010
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	March 31, 2010
Yugang Zhang

/s/ Guowei Chen	Director	March 31, 2010
Guowei Chen

/s/ Quandong Sun	Director	March 31, 2010
Quandong Sun

/s/ Zhongsheng Liu	Director	March 31, 2010
Zhongsheng Liu

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 31, 2010
Zhicheng Zhou

Sino Gas International Holdings, Inc.

Audited Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 42

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
February 11, 2010	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	12/31/2009	12/31/2008
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$9,820,890	$3,027,543
Restricted cash	3	126,400	234,279
Notes receivable		351,021	109,422
Accounts receivable	2(f),4	5,036,609	6,013,621
Inventory		416,931	347,341
Advance to suppliers	2(g)	4,814,420	3,024,518
Prepayment and others		446,840	370,593
Other receivables	2(f)	1,686,115	3,028,368
Total Current Assets		22,699,226	16,155,686

Non-Current Assets
Investment	2(h),5	7,031,333	5,159,009
Property, plant & equipment, net	2(j),6	47,772,011	33,033,118
Construction in progress	2(l)	13,357,395	17,155,473
Intangible assets, net	2(k),7	2,217,699	2,193,252
Total Non-current Assets		70,378,438	57,540,852
Total Assets		$93,077,664	$73,696,538

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	8	$2,925,174	$2,188,439
Accounts payable		8,560,120	6,350,092
Other payables	9	6,339,571	6,174,871
Accrued liabilities		453,335	189,090
Unearned revenue	2(m)	620,860	938,696
Total Current Liabilities		18,899,060	15,841,188

Non-current Liabilities
Long-term bank loans	8	6,581,641	-
Non-current Convertible Bonds	10	4,329,101	-
Total Liabilities		$29,809,802	$15,841,188

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	12/31/2009	12/31/2008
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 and 4,971,859 shares issued and outstanding as of December 31, 2009 and 2008 respectively.	11	$4,580	$4,580
Additional paid in capital - Preferred Stock B		5,323,972	5,323,972

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 and 95,418 shares issued and outstanding as of December 31, 2009 and 2008 respectively	11	95	95
Additional paid in capital - Preferred Stock B-1		132,662	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 26,769,313 and 25,269,313 shares issued and outstanding as of December 31, 2009 and 2008 respectively.	11	26,769	25,269
Additional paid in capital - Common Stock		22,513,732	23,196,304

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	-
Additional paid in capital - Beneficial Conversion Feature		8,094,814	7,002,292

Statutory reserve	2(v)	4,612,191	3,956,728
Retained earnings		14,143,089	10,069,896
Accumulated other comprehensive income	2(x)	7,725,883	7,676,844
Total Stockholders' Equity		63,267,862	57,855,350

Total Liabilities & Stockholders' Equity		$93,077,664	$73,696,538

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the year ended December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	2009	2008
Sales		$27,591,501	$21,448,488
Cost of revenue		(18,117,500)	(13,978,508)
Gross Profit		9,474,001	7,469,980

Operating Expenses
Selling expenses		(1,032,629)	(1,136,867)
General and administrative expenses		(3,374,896)	(3,643,531)
Total operating expenses		(4,407,525)	(4,780,398)

Operating Income		5,066,476	2,689,582

Other Income/(Expense)
Investment income	2(q),5	461,014	417,264
Other income		64,774	17,179
Other expense	17	(36,214)	(545,612)
Interest income		75,302	113,884
Interest expense	10	(489,111)	(187,999)
Total other income/(expense)		75,765	(185,283)

Earnings from continued operation		5,142,241	2,504,299
Income tax	2(r),11	(1,094,657)	(903,806)

Net income		$4,047,584	$1,600,493

Income available to common stockholders for basic EPS		$4,047,584	$1,600,493
Interest expense for convertible bonds, net of tax		234,180	-
Income available to common stockholders for diluted EPS		$4,281,764	$1,600,493

Earnings Per Share	2(z),16
Basic		$0.15	$0.06
Diluted		$0.14	$0.05

Weighted Average Shares Outstanding	16
Basic		26,235,980	25,115,675
Diluted		30,815,819	29,944,548

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of and for the year ended December 31, 2009 and 2008
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B-1	Shares Outstanding	Amount	Additional Paid In Capital-Common Stock

Balance at January 1, 2008	4,971,859	4,972	5,323,972	95,418	95	132,662	24,877,271	24,877	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(392,020)	(392)	-	-	-	-	392,020	392	-
Issuance of Common Stock	-	-	-	-	-	-	22	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2008	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304

Balance at January 1, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	1,500,000	1,500	(1,500)
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	(681,072)
Issuance of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriate of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of and for the year ended December 31, 2009 and 2008
(Stated in US Dollars)

	Common Stock
	Additional Paid in Capital-Warrants Series: A,B,J,C,D	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Additional Paid in Capital-Convertible Bonds Detachable Warrants	Additional Paid in Capital-Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2008	311,110	47,946	107,652	-	7,002,292	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance at December 31, 2008	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350

Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862

	2008	2009	Total
Comprehensive Income
Net Income	$1,600,493	$4,047,584	$5,648,077
Other Comprehensive Income
Foreign Currency Translation Adjustment	5,408,250	49,039	5,457,289
Total	$7,008,743	$4,096,623	$11,105,366

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31, 2009 and 2008
(Stated in US Dollars)

	2009	2008
Cash Flows from Operating Activities
Net Income	$4,047,584	$1,600,493
Depreciation expense	1,179,860	1,495,682
Amortization expense	32,306	88,341
Withdraw in restricted time deposits	107,879	244,641
Decrease/(increase) in accounts and other receivables	2,077,666	2,089,656
Increase in inventory	(69,590)	(139,365)
Increase in prepaid expenses	(1,866,148)	(3,047,361)
Increase in accounts and other payables	2,321,136	1,877,550
Cash Sourced/(Used) in Operating Activities	7,830,693	4,209,638

Cash Flows from Investing Activities
Increase of investment	(1,872,324)	(1,151,699)
Purchase of property, plant, and equipment	(15,918,753)	(9,956,236)
Increase of goodwill	-	(115,774)
Purchase of other intangible asset	(56,752)	(137,570)
(Increase)/decrease in construction in progress	3,798,077	(5,598,651)
Cash Sourced/(Used) in Investing Activities	(14,049,752)	(16,959,930)

Cash Flows from Financing Activities
Proceeds/(settlement) of bank loans	7,318,376	(546,005)
Proceeds from issuance of convertible bonds	6,042,966	-
Discount of convertible bonds	(1,713,866)	-
Increase in additional paid in capital from issuance of convertible bonds	1,315,890	-
Cash Sourced/(Used) in Financing Activities	12,963,366	(546,005)

Increase/(decrease) in cash & cash equivalents for the year	6,744,307	(13,296,297)
Effect of currency translation on cash and cash equivalents	49,040	5,408,250
Cash & cash equivalents at the beginning of year	3,027,543	10,915,590
Cash & cash equivalents at the end of year	$9,820,890	$3,027,543

Supplementary cash flow information
Interest received	$75,302	$113,884
Interest paid	$254,931	$187,999
Income tax paid	$1,324,184	$1,317,079

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC.  For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. The Company owns and operates 39 natural gas distribution systems serving approximately 145,000 residential and seven industrial customers. The Company’s facilities include approximately 1040 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 110,000 cubic meters of natural gas.

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
As of and for the years ended December 31, 2009 and 2008
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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2009.

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas, Ltd.	PRC	10/30/2002	100	100	RMB 20,000,000

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Guyuan Gas Co., Ltd.	PRC	12/15/2008	100	100	RMB 1,000,000
Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000
Hebei Weiye Gas Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd. (“Xiangke Oil Gas”) is the Company’s 40% owned investment and is principally engaged in sale of compressed natural gas to domestic households and industrial firms around the suburbs of Beijing as well as the suburban areas of the Hebei Province and Tianjin.

Qujing Gas Co., Ltd. (“Qujing Gas”) is the Company’s 39% owned investment and is principally engaged in the business of gas pipeline construction in Yunnan Province.

Place of Registration	Form of Business Structure	Registered Capital	Nominal Value of Registered Capital	Principle Activities
P.R.C	Sino-foreign equity joint venture	RMB 20,000,000	40%	Distribution of natural gas and gas pipeline construction
P.R.C	Equity joint venture	RMB 30,000,000	39%	Distribution of natural gas and gas pipeline construction

The Company did not record any goodwill when it acquired its equity position in Xiangke Oil Gas and Qujing Gas. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried a 40% and 39% stakes in Xiangke and Qujing respectively.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

(j) Property, Plant and Equipment

Property, plant and equipment, other than construction in progress, are stated at cost less accumulated depreciation and impairment loss. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the property, plant and equipment are as follows:

Assets Class	Estimated Useful Life
Gas Pipelines (Up to December 31, 2007)	25 years
Gas Pipelines (Starting from January 1, 2008)	50 years
Buildings	25 years
Leasehold Improvements	25 years
Machinery & Equipment	20 years
Motor Vehicles	10 years
Office Equipment	8 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k) Intangible Assets

Intangible assets are stated at cost less accumulated amortization and impairment loss. Amortization is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the intangibles are as follows:

Asset Class	Estimated Useful Life
Land use rights	20 - 50 years
Franchises	30 years
Accounting software	3 years

For goodwill, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill in fiscal years 2009 and 2008.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

(l) Construction in Progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages, and other overhead.  Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses.  The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

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

	12/31/2009	12/31/2008
Years end RMB : US$ exchange rate	6.8372	6.8542
Average yearly RMB : US$ exchange rate	6.8409	6.9623

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

(q) Investment Income

Investment income represents the Company’s share of post-acquisition results of its investment in equity securities for the year.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2009.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

(y) Recent Accounting Pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Accounts Receivable
	12/31/2009	12/31/2008
Gross accounts receivable	$5,087,484	$6,049,415
Allowance for bad debt	(50,875)	(35,794)
Net accounts receivable	$5,036,609	$6,013,621

Allowance for Bad Debt
	12/31/2009	12/31/2008
Beginning balance	$35,794	$36,760
Addition	15,081	-
Reversal	-	(966)
Ending balance	$50,875	$35,794

Accounts Receivable Aging Report
	12/31/2009	12/31/2008
<30 Days	$3,639,712	$4,896,066
30-60 Days	276,004	258,107
60-90 Days	118,704	292,988
90-180 Days	422,179	311,954
180-360 Days	446,515	205,745
>360 Days	133,496	48,760
Total	$5,036,609	$6,013,621

The following are the ten most significant accounts receivable at December 31 2009:

Baishan Huixin Real Estate Co., Ltd	$628,737
Baishan Xingda Real Estate Co., Ltd	417,107
Hebei Zhonggang Steel, Ltd.	385,794
Baishan Yongsheng Real Estate Co., Ltd.	349,684
Baishan Lisha Real Estate Co., Ltd	319,583
Jiangsu Zhongzheng Co., Ltd	265,767
Beijing Huicheng Real Estate Co., Ltd	253,414
Chengcheng Real Estate Co., Ltd.	210,429
Jiangsu Shouyi Co., Ltd	207,704
Henan Dihua Real Estate Co., Ltd.	135,526
Total	$3,173,745

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

5.	INVESTMENT

Ref.		12/31/2009	12/31/2008
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$5,290,855	$4,817,613
(2)	Qujing Gas Co., Ltd.	1,711,227	341,397
(3)	Construction Bank of China	29,251	-
	Total	$7,031,333	$5,159,009

(1).
The Company invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $5,290,855 investment consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ prior years operation results.

The following tabulation presented the condensed balance sheets and statements of income of Xiangke Oil Gas as of and for the years ended December 31, 2009 and 2008.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets			Condensed Statements of Income
Assets	12/31/2009	12/31/2008		2009	2008
Current Assets	$6,135,845	$5,387,444	Sales	$7,379,777	$8,676,806
Non-Current Assets	19,672,751	16,320,027	Cost of revenue	(3,819,923)	(4,807,209)
Total Assets	25,808,596	21,707,471	Gross profit	3,559,854	3,869,597

Liabilities			Operating expenses	(1,951,894)	(2,276,832)
Current Liabilities	11,267,927	9,663,439	Other expenses	(47,251)	(291,209)
Total Liabilities	11,267,927	9,663,439	Earnings before tax	1,560,709	1,301,556
Net Assets	14,540,669	12,044,032	Income tax	(248,259)	(234,280)
Total Liabilities & Net Assets	$25,808,596	$21,707,471	Net income	$1,312,450	$1,067,276

(2).
Along with two local partners in Qujing city, the second largest city in Yunnan province of P.R.C, the Company established Qujing Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). The Company’s investment of $1,711,227 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas. Since Qujing Gas has not finished the required registration procedures with local government, there was no business activity during fiscal year 2009.

(3).	The investment of $29,251 (RMB 200,000) with Construction Bank of China was a long-term investment fund.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the followings at December 31, 2009 and 2008:

12/31/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$37,329,888	$2,069,545	$35,260,342
Motor Vehicles	5,775,903	1,506,012	4,269,890
Machinery & Equipment	1,482,599	267,076	1,215,524
Buildings	7,194,148	335,461	6,858,686
Leasehold Improvements	80,113	59,409	20,704
Office Equipment	238,673	91,809	146,863
Total	$52,101,324	$4,329,313	$47,772,011

12/31/2008	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$27,859,313	$1,532,478	$26,326,835
Motor Vehicles	5,600,508	1,109,489	4,491,019
Machinery & Equipment	857,834	198,072	659,762
Buildings	1,568,380	193,126	1,375,254
Leasehold Improvements	80,101	48,325	31,776
Office Equipment	216,435	67,963	148,472
Total	$36,182,571	$3,149,453	$33,033,118

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the years ended December 31, 2009 and 2008 were $1,179,860 and $1,495,682 respectively.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and 2008:

12/31/2009	At Cost	Accumulated Amortization	Net
Land Use Rights	$543,117	$52,318	$490,799
Franchises	402,211	371,740	30,471
Accounting Software	38,858	20,404	18,454
Goodwill	1,677,975	-	1,677,975
	$2,662,160	$444,462	$2,217,699

12/31/2008	At Cost	Accumulated Amortization	Net
Land Use rights	$510,907	$32,938	$477,969
Franchises	401,214	369,603	31,611
Accounting Software	15,312	9,615	5,697
Goodwill	1,677,975	-	1,677,975
	$2,605,408	$412,156	$2,193,252

The Company operated as a local natural gas distributor in a city or county, known as an operation location, under an exclusive franchise agreement between the Company and the local government or entities in charge of gas utility. Franchises were the rights to develop sites in Anping and Jinzhou in China. They were stated at cost less accumulated amortization.

Goodwill was related to the acquisitions of Beijing Chenguang Gas, Yuxian Weiye Gas and Guannan Weiye Gas. Management annually reviewed the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined no impairment to goodwill as of date.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

8.	LOANS

a.  SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	2009	2008
Bank of Dalian - Beijing Branch	12/24/2010	5.31%	$2,925,174	$-
Bank of Dalian - Beijing Branch	12/18/2009	6.69%	-	2,188,439
Total			$2,925,174	$2,188,439

The loans provided by Bank of Dalian were secured by Beijing Chenguang Gas, Ltd.’s registered capital of $2,925,174 (RMB 20,000,000), CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

Interest expenses for the short-term bank loans were $254,931 and $187,999 for the years ended December 31, 2009 and 2008 respectively.

b.  LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	2009	2008
Construction Bank of China - Zhongguancun Branch	12/14/2011	5.94%	$4,387,761	$-
China Development Bank - Beijing Branch	12/24/2012	5.4%	2,193,880	-
Total			$6,581,641	$-

The Company obtained the loans from Construction Bank of China and China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd (“Guarantor”). Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all Beijing Zhongran Weiye Gas’ subsidiaries to the guarantor and was required to pay 2% of the outstanding loans as financial service to the guarantor per annum. Because the Company lacked the favorable credit history to directly establish credit facility with the banks, the pursuance of a credit collateralization from guarantor was a financing solution of choice.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

9.	OTHER PAYABLES

Other payables consisted of the following at December 31, 2009 and 2008:

Ref.		12/31/2009	12/31/2008
(1)	Amount due to Employees	$1,219,131	$859,041
(2)	Tax Payable	695,890	267,790
(3)	Payables to Subcontractors	2,247,036	1,067,734
(4)	Payments for Acquisition of Baishan Weiye Gas	2,177,514	3,975,631
	Miscellaneous	-	4,675
	Total	$6,339,571	$6,174,871

1.
Amounts due to employees included accrued payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

2.	The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

3.	All the payables to subcontractors were unbilled liabilities.

4.	The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

10.	CONVERTIBLE BONDS AND BOND WARRANTS

a.           $5,349,982 Convertible Bond with 3,451,601 Detachable Warrants

On November 30, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $5,349,982 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 8,629,003 shares of the Company’s common stock and (ii) 3,451,601 warrants to purchase an aggregate of 3,451,601 shares of the Company’s common stock, which will expire in November 30, 2012 (both the “Bonds” and “Warrants”)

b.           $692,984 Convertible Bond with 447,086 Detachable Warrants

On December 23, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $692,984 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 1,117,716 shares of the Company’s common stock and (ii) 447,086 warrants to purchase an aggregate of 447,086 shares of the Company’s common stock, which will expire in December 23, 2012 (both the “Bonds” and “Warrants”)

Pledge Agreement and Guaranty
The notes are secured by the pledge of 100% of the shares of the Company’s wholly owned subsidiary Gas Investment China Co., Ltd. and a guaranty from Mr. Liu Yuchan, the chairman of the board of directors and CEO of the Company.

Event of Default
Upon an event of default in any payment of interest or principal of the bonds, the principal, accrued and unpaid interest, and any additional amounts owing in respect of the bonds, will be due and payable at the option of the bondholders. In addition, the bondholders have the right to convert these notes and then all accrued and unpaid interest at any time.

Redemption

Bondholders may require the Company to repurchase the notes in whole or in part at an amount equal to 100% of the aggregate principal amount of the notes plus a premium such that the total cash yield to maturity of the note is 15% per annum, upon the occurrence of any change of control transaction or if the Company’s common stock ceases to be quoted for trading or listed for trading on either the OTC Bulletin Board or a subsequent market and such delisting is not cured within 30 days.

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

The convertible bonds payable, net consisted of the followings:

		12/31/2009
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	3,804	236	4,040
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	144,878	12,403	157,281
(7)	Accretion of Bond Discount - Issuance Cost	10,709	485	11,194
(8)	Accretion of Interest Discount - Redemption	23,884	773	24,656
	Convertible Bonds Payable, net	$3,981,271	$347,830	$4,329,101

(1).	The above principals were the face value of convertible notes.

(2).
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. For more information pertaining the calculation of fair value of convertible bonds detachable warrants, see Note 11.

(3).
Since the conversion price of bonds is $0.62, which was lower than the fair market value of common stock at issuance days. Therefore, beneficial conversion feature was applied. The Company has determined the allocation of beneficial conversion feature.

(4).	The issuance cost consisted of commission to placement agent and legal expense.

(5).	The interest discount of warrants was amortized over the whole period applying effective annual interest rate.

(6).
The bonds were convertible at the option of the holders into shares of common stock. However, Rule 144 minimum of six months holding period requirement for a resale of securities was required, therefore, the beneficial conversion feature was amortized over six months period.

(7).	The debt issuance cost was amortized over 36 months period applying effective annual interest rate.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

(8).	Based on 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds respectively.

Included in interest expense of $489,111, was $37,009 convertible bonds coupon expense and $197,171 presenting 40.32% non-cash flow amortization expense of convertible bonds interest discount.

11.	CAPITAL STOCK

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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 26,769,313 shares of common stock issued and outstanding at December 31, 2009. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at December 31, 2009, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,579,839 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at December 31, 2009.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	26,769,313
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,579,839
Convertible Preferred Stock B-1	3,000,000	95,418

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series F Warrants	$4.84	36 Months	9/6/2010	271,074	$0.20
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
Series R Warrants	$4.84	36 Months	9/6/2010	271,074	$0.20
IR CCG Elite’s Option	$3.00	48 Months	11/1/2010	100,000	$0.92
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	Warrants A	Warrants C	Warrants F	Warrants G	Warrants R	CCG Elite’s Option	5.3M CB Warrants	692K CB Warrants

Weighted-average fair value of warrants	$0.70	$0.81	$0.20	$0.44	$0.20	$0.92	$0.05	$0.11
Strike price	$3.84	$3.38	$4.84	$3.84	$4.84	$3.00	$0.744	$0.744
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%	1.12%	1.51%
Expected volatility	40.00%	40.00%	40.00%	40.00%	40.00%	40.00%	12.84%	12.84%
Years to maturity	5.00	5.00	3.00	4.00	3.00	4.00	3.00	3.00

Since there is no net cash settlement arrangement for the warrants, they should be classified as equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value should not be recognized.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at December 31, 2009:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,662	$12,654	4,064,862	47%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	13%
Private Placement- Investor	4,579,839	4,580	95,418	95	10,687,100	10,687	23,848,122	40%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,579,839	$4,580	95,418	$95	26,769,313	$26,769	36,755,255	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

12.	INCOME TAX

January 1, 2008, the PRC government implemented a new income tax laws for all enterprises. The new law imposed a 25% income tax rate on Company’s subsidiary Beijing Gas. As such, Beijing Gas provided a $778,480 income tax expense for the year ended December 31, 2008. Subsequently, in 2009, the Beijing was granted by the PRC government a 10% income tax exemption. The exemption is the result of Beijing Gas new recognition as a high-tech green energy enterprise. In accordance with this exemption, Beijing Gas will enjoy a 15% tax rate. Consequently, the PRC government will refund $229,527, (a 10% income tax provision) to Beijing Gas from its 2008 payment. The Company has accounted for this transaction as a reduction of its 2009 income tax expense.

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the periods ended December 31, 2009 and 2008.

	12/31/2009	12/31/2008
Provision for Income Tax - PRC Subsidiaries	$1,324,184	$903,806
Tax Exemption - Granted by PRC Government	(229,527)	-
Income Tax	$1,094,657	$903,806

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

13.	SEGMENT INFORMATION

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

Financial Position Segment Report
As of December 31, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,361,628	$8,090,196	$2,247,402	$22,699,226
Non-Current Assets	27,839,832	42,538,606	-	70,378,438
Total Assets	40,201,460	50,628,802	2,247,402	93,077,664

Liabilities
Current Liabilities	1,695,239	16,762,395	441,426	18,899,060
Non-current Liabilities	1,002,095	9,908,647	-	10,910,742
Total Liabilities	2,697,334	26,671,042	441,426	29,809,802

Net Assets	37,504,126	23,957,760	1,805,976	63,267,862

Liabilities & Equities	$40,201,460	$50,628,802	$2,247,402	$93,077,664

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Operation Result Segment Report
For the year ended December 31, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$21,881,002	$14,320,249	$(8,609,750)	$27,591,501
Cost of Revenue	(21,001,941)	(5,628,157)	8,512,598	(18,117,500)
Gross Profit	879,061	8,692,092	(97,152)	9,474,001

Operating Expense	(329,942)	(3,262,447)	(815,136)	(4,407,525)
Operating Income/(Loss)	549,119	5,429,645	(912,288)	5,066,476

Other Income/(Loss)	6,959	68,806	-	75,765
Earnings before tax	556,078	5,498,451	(912,288)	5,142,241

Income tax	(100,539)	(994,118)	-	(1,094,657)

Net Income	$455,539	$4,504,333	$(912,288)	$4,047,584

Financial Position Segment Report
As of December 31, 2008

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$11,815,718	$3,915,982	$423,986	$16,155,686
Non-Current Assets	14,474,690	43,066,162	-	57,540,852
Total Assets	26,290,408	46,982,144	423,986	73,696,538

Liabilities
Current Liabilities	1,353,788	14,487,400	-	15,841,188
Total Liabilities	1,353,788	14,487,400	-	15,841,188

Net Assets	24,936,620	32,494,744	423,986	57,855,350

Liabilities & Equities	$26,290,408	$46,982,144	$423,986	$73,696,538

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

Operation Result Segment Report
For the year ended December 31, 2008

	Gas Distribution	Gas pipeline Installation	Shell, BVIs, & Others	Total

Sales Revenue	$16,176,243	$9,634,907	$(4,362,662)	$21,448,488
Cost of Revenue	(15,099,068)	(3,242,102)	4,362,662	(13,978,508)
Gross Profit	1,077,175	6,392,805	-	7,469,980

Operating Expense	(561,276)	(3,346,895)	(872,227)	(4,780,398)
Operating Income/(Loss)	515,899	3,045,910	(872,227)	2,689,582

Other Income / Expense	31,390	202,134	(418,807)	(185,283)
Earnings before tax	547,289	3,248,044	(1,291,034)	2,504,299

Income tax	(130,329)	(773,477)	-	(903,806)

Net Income	$416,960	$2,474,567	$(1,291,034)	$1,600,493

The Company's operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of natural gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

No other measures of segment profit or loss and assets have been provided or reviewed by the company's chief operating decision maker.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

15.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref.	2009	2008
Net Income		$4,047,584	$1,600,493
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Income Available to Common Stockholders for Basic EPS		$4,047,584	$1,600,493

Interest expense for convertible bonds, net of tax		234,180	-
Income Available to Common Stockholders for Diluted EPS		$4,281,764	$1,600,493

Original Shares		25,269,313	24,877,271
Addition to Common Stock		966,667	238,404
Basic Weighted Average Shares Outstanding		26,235,980	25,115,675

Addition to Common Stock from Conversion of Preferred Stock B		4,579,839	4,733,455
Addition to Common Stock from Conversion of Preferred Stock B-1	(1)	-	95,418
Addition to Common Stock from Exercise of Warrants	(2)	-	-
Diluted Weighted Average Shares Outstanding		30,815,819	29,944,548

Earnings Per Share
Basic		$0.15	$0.06
Diluted		$0.14	$0.05

Weighted Average Shares Outstanding
Basic		26,236,980	25,115,675
Diluted		30,815,819	29,944,548

(1).	The application of conversion of preferred stock B-1 was anti-diluted for the calculation of 2009 diluted EPS.

(2).	The Company’s annual average stock prices were $0.57 and $1.13 in 2009 and 2008. Therefore, the exercises of Warrants were not applicable.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

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

a.
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

b.
On September 14, 2009, the IRS of United States charged the Company $270,000 penalty for the failure to file timely Form 5471 on December 31, 2007 tax return. However, the Company did not believe it should be subject to this liability because of the fact that the Company was only a holding company. It did not have any tax liability for the year 2007. The Company appealed the penalty by filing protest letter to IRS office on February 12, 2010. As of March 24, 2010, the Company has not received any reply from IRS.

