Form 10-K/A
period 2009-12-31
Sino Gas International Holdings, Inc.
filed 2010-04-21
CIK 1326364

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

EXPLANATORY NOTE

This Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2009 initially filed with the Securities and Exchange Commission on March 31, 2010 is being filed to include the conclusion of our management regarding the effectiveness of our internal control over financial reporting in Item 9A. The rest of the Form 10-K is incorporated by reference herein in its entirety.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2009.  Based on that evaluation, our management concluded that, as of December 31, 2009, our Company’s internal control over financial reporting was not effective due to the following significant deficiencies:

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

Management’s Plan for Remediation of significant deficiencies

Our management has worked, and will continue to work, to address these deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2009, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

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

4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009.

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008

10.30	Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008
16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries incorporated by reference from same exhibit number to Form 10-K filed with the SEC on March 31, 2010.

23.1	Consent of Samuel Wong & Co. PC incorporated by reference from same exhibit number to Form 10-K filed with the SEC on March 31, 2010.

31.1 †	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Form 8-K filed September 7, 2006.

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007.

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007.

****	Incorporated by reference from Form 8-K filed on September 14, 2007.

† Filed herewith.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: April 21, 2010	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director, President and Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	April 21, 2010
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	April 21, 2010
Yugang Zhang

/s/ Guowei Chen	Director	April 21, 2010
Guowei Chen

/s/ Quandong Sun	Director	April 21, 2010
Quandong Sun

/s/ Zhongsheng Liu	Director	April 21, 2010
Zhongsheng Liu

/s/ Zhicheng Zhou	Director and Chief Operating Officer	April 21, 2010
Zhicheng Zhou