Form 10-Q
period 2010-03-31
Sino Gas International Holdings, Inc.
filed 2010-05-14
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 13, 2010, the Registrant had 26,769,313 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sino Gas International Holdings, Inc.

Reviewed Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	5

Consolidated Balance Sheets	6 - 7

Consolidated Statements of Income	8

Consolidated Statements of Stockholders’ Equity	9 - 10

Consolidated Statements of Cash Flows	11

Notes to Consolidated Financial Statements	12 - 47

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated interim financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
April 30, 2010	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

		3/31/2010	12/31/2009
ASSETS
Current Assets	Notes
Cash & cash equivalents	2(e)	$7,505,613	$9,820,890
Restricted cash	3	95,425	126,400
Notes receivable		204,795	351,021
Accounts receivable	2(f),4	6,495,162	5,036,609
Inventory		576,108	416,931
Advance to suppliers	2(g)	4,041,051	4,814,420
Prepayment and others		477,588	446,840
Other receivables	2(f)	1,725,770	1,686,115
Total Current Assets		21,121,512	22,699,226

Non-Current Assets
Investment	2(h),5	7,032,465	7,031,333
Property, plant & equipment, net	2(j),6	49,023,402	47,772,011
Construction in progress	2(l)	13,372,320	13,357,395
Intangible assets, net	2(k),7	2,210,430	2,217,699
Total Non-current Assets		71,638,617	70,378,438
Total Assets		$92,760,129	$93,077,664

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	8	$2,925,174	$2,925,174
Accounts payable		7,216,072	8,560,120
Other payables	9	4,889,926	6,339,571
Accrued liabilities		162,220	453,335
Unearned revenue	2(m)	700,664	620,860
Total Current Liabilities		15,894,056	18,899,060

Non-current Liabilities
Long-term bank loans	8	8,776,934	6,581,641
Non-current Convertible Bonds	10	5,009,457	4,329,101
Total Liabilities		$29,680,447	$29,809,802

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

STOCKHOLDERS' EQUITY		3/31/2010	12/31/2009
	Notes

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,579,839 shares issued and outstanding as of March 31, 2010 and December 31, 2009.	11	$4,580	$4,580

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of March 31, 2010 and December 31, 2009.	11	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 26,769,313 shares issued and outstanding as of March 31, 2010 and December 31, 2009.	11	26,769	26,769

Additional paid in capital - Common Stock		22,513,732	22,513,732

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2(v)	4,612,191	4,612,191
Retained earnings		13,934,503	14,143,089
Accumulated other comprehensive income	2(x)	7,746,287	7,725,883
Total Stockholders' Equity		63,079,682	63,267,862

Total Liabilities & Stockholders' Equity		$92,760,129	$93,077,664

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	Notes	3/31/2010	3/31/2009
Revenue		$6,957,661	$5,037,692
Cost of revenue		(4,833,148)	(3,773,212)
Gross Profit		2,124,513	1,264,480

Operating Expenses
Selling expenses		271,243	203,072
General and administrative expenses		906,531	512,447
Total operating expenses		(1,177,774)	715,519

Operating Income		946,739	548,961

Other Income/(Expense)
Investment income	2(q)	-	-
Other income		5,382	161
Other expense	17	(1,300)	(5,729)
Interest income		4,770	1,850
Interest expense	10	(924,841)	(41,452)
Total other income/(expense)		(915,989)	(45,170)

Earnings before income tax		30,750	503,791
Income tax	2(r),12	(239,334)	(158,155)

Net income		$(208,586)	$345,637

Income available to common stockholders for basic EPS		$(208,586)	$345,637
Interest expense for convertible bonds, net of tax		-	-
Income available to common stockholders for diluted EPS		$(208,586)	$345,637

Earnings Per Share	2(z),14
Basic		$(0.01)	$0.01
Diluted		$(0.01)	$0.01

Weighted Average Shares Outstanding
Basic		26,769,313	25,269,313
Diluted		26,769,313	29,944,570

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B-1	Shares Outstanding	Amount	Additional Paid In Capital-Common Stock

Balance at January 1, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	1,500,000	1,500	(1,500)
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	(681,072)
Issuance of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriate of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at March 31, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	Common Stock
	Additional Paid in Capital-Warrants Series: A,B,J,C,D	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Additional Paid in Capital-Convertible Bonds Detachable Warrants	Additional Paid in Capital-Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862

Balance at January 1, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	(208,586)	-	(208,586)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	20,404	20,404
Balance at March 31, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	13,934,503	7,746,287	63,079,682

	12/31/2009	3/31/2010	Total
Comprehensive Income
Net Income	$4,047,584	$(208,586)	$3,838,998
Other Comprehensive Income
Foreign Currency Translation Adjustment	49,039	20,404	69,443
Total	$4,096,623	$(188,182)	$3,908,441

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	3/31/2010	3/31/2009
Cash Flows from Operating Activities
Net Income	$(208,586)	$345,637
Depreciation expense	338,917	332,656
Amortization expense of intangible assets	7,427	2,267
Amortization expense of convertible bonds discount	680,356	-
Withdraw from restricted time deposits	30,975	4,342
Decrease/(increase) in accounts and other receivables	(1,351,982)	57,335
Decrease/(increase) in inventory	(159,177)	35,721
Decrease/(increase) in prepaid expenses	742,620	(862,362)
Increase/(decrease) in accounts and other payables	(3,005,004)	633,024
Cash Sourced/(Used) in Operating Activities	(2,924,453)	548,620

Cash Flows from Investing Activities
Increase of investment	(1,131)	(6,481)
Purchase of property, plant, and equipment	(1,590,308)	(53,942)
Purchase of other intangible asset	(158)	(3,274)
(Increase)/decrease in construction in progress	(14,924)	(1,580,130)
Cash Sourced/(Used) in Investing Activities	(1,606,521)	(1,643,828)

Cash Flows from Financing Activities
Proceeds from bank loans	2,195,293	2,749
Cash Sourced/(Used) in Financing Activities	2,195,293	2,749

Increase/(decrease) in cash & cash equivalents for the year	(2,335,681)	(1,092,459)
Effect of currency translation on cash and cash equivalents	20,404	44,351
Cash & cash equivalents at the beginning of year	9,820,890	3,027,543
Cash & cash equivalents at the end of year	$7,505,613	$1,979,435

Supplementary cash flow information
Interest received	$4,770	$1,850
Interest paid	$245,814	$41,452
Income taxes paid	$239,335	$158,115

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC.  For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. The Company owns and operates natural gas distribution systems in 35 small and medium size cities and serving approximately 152,000 residential and seven industrial customers. The Company’s facilities include approximately 1040 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 110,000 cubic meters of natural gas.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2010.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Guyuan Gas Co., Ltd.	PRC	12/15/2008	100	100	RMB 1,000,000
Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000
Hebei Weiye Gas Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270
Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

For goodwill, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill for the three months ended March 31, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

	3/31/2010	12/31/2009
Years end RMB : US$ exchange rate	6.8361	6.8372
Average yearly RMB : US$ exchange rate	6.8360	6.8409

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the three months ended March 31, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

Accounts Receivable
	3/31/2010	12/31/2009
Gross accounts receivable	$6,560,770	$5,087,484
Allowance for bad debt	(65,607)	(50,875)
Net accounts receivable	$6,495,162	$5,036,609

Allowance for Bad Debt
	3/31/2010	12/31/2009
Beginning balance	$50,875	$35,794
Addition	4,732	15,081
Reversal	-	-
Ending balance	$65,607	$50,875

Accounts Receivable Aging Report
	3/31/2010	12/31/2009
<30 Days	$3,229,237	$3,639,712
30-60 Days	874,194	276,004
60-90 Days	1,589,588	118,704
90-180 Days	236,619	422,179
180-360 Days	375,751	446,515
>360 Days	189,772	133,496
Total	$6,495,162	$5,036,609

The following are the ten most significant accounts receivable at March 31, 2010:

Hebei Zhonggang Steel, Ltd.	$676,355
Baishan Huixin Real Estate Co., Ltd	614,192
Beijing Huicheng Construction Co., Ltd.	435,542
Baishan Xingda Real Estate Co., Ltd.	417,177
Baishan Yongsheng Real Estate Co., Ltd.	349,742
Baishan Lixia Real Estate Co., Ltd.	319,636
Jiangsu Zhongzheng Zhiye Ltd.	265,343
Shengcheng Real Estate Co., Ltd.	210,464
Hebei Haitian Real Estate Co., Ltd.	200,590
Jiangsu Souyi Zhiye Ltd	192,796
Total	$3,681,837

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

5.	INVESTMENT

Ref.		3/31/2010	12/31/2009
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$5,291,706	$5,290,855
(2)	Qujing Gas Co., Ltd.	1,711,502	1,711,227
(3)	China Construction Bank	29,257	29,251
	Total	$7,032,465	$7,031,333

(1).
The Company invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $5,291,706 investment consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ prior years operation results.

The following tabulation presented the condensed balance sheets and statements of income of Xiangke Oil Gas as of and for the year ended December 31, 2009.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
	12/31/2009		12/31/2009
Assets
Current Assets	$6,135,845	Revenue	$7,379,777
Non-Current Assets	19,672,751	Cost of revenue	(3,819,923)
Total Assets	25,808,596	Gross profit	3,559,854

Liabilities		Operating expenses	(1,951,894)
Current Liabilities	11,267,927	Other expenses	(47,251)
Total Liabilities	11,267,927	Earnings before tax	1,560,709
Net Assets	14,540,669	Income tax	(248,259)
Total Liabilities & Net Assets	$25,808,596	Net income	$1,312,450

(2).
Along with two local partners in Qujing city, the second largest city in Yunnan province of P.R.C, the Company established Qujing Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). The Company’s investment of $1,711,502 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas. Since Qujing Gas has not finished the required registration procedures with local government, there was no business activity during the first quarter of 2010.

(3).	The investment of $29,257 (RMB 200,000) with China Construction Bank was a long-term investment fund.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the followings at March 31, 2010 and December 31, 2009:

3/31/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$39,208,530	$2,235,813	$36,972,717
Motor Vehicles	5,775,811	1,605,477	4,170,334
Machinery & Equipment	1,482,838	290,088	1,192,750
Buildings	6,902,741	376,810	6,525,931
Leasehold Improvements	81,557	61,992	19,565
Office Equipment	240,155	98,050	142,105
Total	$53,691,632	$4,668,230	$49,023,402

12/31/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$37,329,888	$2,069,545	$35,260,342
Motor Vehicles	5,775,903	1,506,012	4,269,890
Machinery & Equipment	1,482,599	267,076	1,215,524
Buildings	7,194,148	335,461	6,858,686
Leasehold Improvements	80,113	59,409	20,704
Office Equipment	238,673	91,809	146,863
Total	$52,101,324	$4,329,313	$47,772,011

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the three months and twelve months ended March 31, 2010 and December 31, 2009 were $338,917 and $1,179,860 respectively.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

3/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$543,204	$58,903	$484,301
Franchises	402,276	372,105	30,171
Accounting Software	38,863	20,880	17,983
Goodwill	1,677,975	-	1,677,975
	$2,662,318	$451,888	$2,210,430

12/31/2009	At Cost	Accumulated Amortization	Net
Land Use rights	$543,117	$52,318	$490,799
Franchises	402,211	371,740	30,471
Accounting Software	38,858	20,404	18,454
Goodwill	1,677,975	-	1,677,975
	$2,662,160	$444,462	$2,217,699

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

8.	LOANS

a.  SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2010	12/31/2009
Bank of Dalian - Beijing Branch	12/24/2010	5.31%	$2,925,174	$2,925,174
Total			$2,925,174	$2,925,174

The loans provided by Bank of Dalian were secured by Beijing Chenguang Gas, Ltd.’s registered capital of $2,925,174 (RMB 20,000,000), CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

Interest expenses for the short-term bank loans were $38,832 for the three months ended March 31, 2010.

b.  LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2010	12/31/2009
China Construction Bank - Zhongguancun Branch	12/14/2011	5.94%	$4,388,466	$4,387,761
China Development Bank - Beijing Branch	12/24/2012	5.40%	2,194,234	2,193,880
China Development Bank - Beijing Branch	3/22/2013	5.40%	2,194,234	-
Total			$8,776,934	$6,581,641

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

Interest expenses for the long-term bank loans were $84,794 for the three months ended March 31, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

9.	OTHER PAYABLES

Other payables consisted of the following at March 31, 2010 and December 31, 2009:

Ref.		3/31/2010	12/31/2009
(1)	Amount due to Employees	$545,142	$1,219,131
(2)	Tax Payable	333,645	695,890
(3)	Payables to Subcontractors	2,024,905	2,247,036
(4)	Payable outstanding for the acquisition of Baishan Weiye Gas	1,986,234	2,177,514
	Total	$4,889,926	$6,339,571

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

The convertible bonds payable, net consisted of the followings:

		3/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	15,386	2,950	18,336
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	579,513	124,029	703,542
(7)	Accretion of Bond Discount - Issuance Cost	43,314	6,070	49,384
(8)	Accretion of Interest Discount - Redemption	96,599	9,667	106,266
	Convertible Bonds Payable, net	$4,532,808	$476,649	$5,009,457

		12/31/2009
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	3,804	236	4,040
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	144,878	12,403	157,281
(7)	Accretion of Bond Discount - Issuance Cost	10,709	485	11,194
(8)	Accretion of Interest Discount - Redemption	23,884	773	24,656
	Convertible Bonds Payable, net	$3,981,271	$347,830	$4,329,101

(1).	The principal amounts listed above represent the face amount of the convertible notes.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

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

Included in interest expense of $924,841, was $120,859 convertible bonds coupon expense and $680,356 presenting 73.56% non-cash flow amortization expense of convertible bonds interest discount.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

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

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 26,769,313 shares of common stock issued and outstanding at March 31, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at March 31, 2010, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,579,839 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at March 31, 2010.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at March 31, 2010:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,662	$12,654	4,064,862	47%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	13%
Private Placement - Investor	4,579,839	4,580	95,418	95	10,687,100	10,687	23,848,122	40%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,579,839	$4,580	95,418	$95	26,769,313	$26,769	36,755,255	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

12.	INCOME TAX

January 1, 2008, the PRC government implemented a new income tax laws for all enterprises. The new law imposed a 25% income tax rate on Company’s subsidiary Beijing Gas. As such, Beijing Gas provided a $778,480 income tax expense for the year ended December 31, 2008. Subsequently, in 2009, the Beijing was granted by the PRC government a 10% income tax exemption. The exemption is the result of Beijing Gas new recognition as a high-tech green energy enterprise. In accordance with this exemption, Beijing Gas will enjoy a 15% tax rate. Consequently, the PRC government has refunded $229,527, (a 10% income tax provision) to Beijing Gas from its 2008 payment. The Company has accounted for this transaction as a reduction of its 2009 income tax expense.

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the three-month and twelve-month periods ended March 31, 2010 and December 31, 2009 respectively.

	3/31/2010	12/31/2009
Provision for Income Tax - PRC Subsidiaries	$239,334	$1,324,184
Tax Exemption - Granted by PRC Government	-	(229,527)
Income Tax	$239,334	$1,094,657

Income before taxes and provision for taxes consisted of the following for the three-month periods ended March 31, 2010 and 2009:-

	3/31/2010	3/31/2009
Income (loss) before taxes:
US	$(954,050)	$(55,318)
BVI	(118,054)	(12,363)
PRC	1,102,854	571,472
Total income before tax	30,750	503,791

Provision for taxes
US Federal	-	-
State	-	-
PRC	239,334	158,155
Total provision for taxes	$239,334	$158,155

Effective tax rate	21.70%	27.69%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three-month periods ended March 31, 2010 and 2009 are shown in the following table:

	3/31/2010	3/31/2009
US statutory tax rate	34.00%	34.00%
Lower rates in the PRC	-9.00%	-9.00%
Tax holiday	-10.00%	-10.00%
Accrual and reconciling items	6.70%	12.68%
Effective tax rate	21.70%	27.68%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
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

Financial Position Segment Report
As of March 31, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,941,833	$6,467,390	$1,712,289	$21,121,512
Non-Current Assets	23,870,862	47,767,755	-	71,638,616
Total Assets	36,812,695	54,235,145	1,712,289	92,760,129

Liabilities
Current Liabilities	1,105,499	14,628,403	160,154	15,894,056
Non-current Liabilities	968,663	12,817,728	-	13,786,391
Total Liabilities	2,074,162	27,446,131	160,154	29,680,447

Net Assets	34,738,533	26,789,014	1,552,135	63,079,682

Liabilities & Equities	$36,812,695	$54,235,145	$1,712,289	$92,760,129

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

Operation Result Segment Report
For the three months ended March 31, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$6,157,019	$3,076,832	$(2,276,190)	$6,957,661
Cost of Revenue	(6,007,746)	(1,101,592)	2,276,190	(4,833,148)
Gross Profit	149,273	1,975,240	-	2,124,513

Operating Expense	(63,706)	(842,989)	(271,079)	(1,177,774)
Operating Income/(Loss)	85,567	1,132,251	(271,079)	946,739

Other Income/(Loss)	(64,359)	(50,605)	(801,025)	(915,989)
Earnings before tax	21,207	1,081,647	(1,072,104)	30,750

Income tax	(4,602)	(234,732)	-	(239,334)

Net Income	$16,605	$846,915	$(1,072,104)	$(208,586)

Financial Position Segment Report
As of December 31, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,361,628	$8,090,196	$2,247,402	$22,699,226
Non-Current Assets	27,839,832	42,538,606	-	70,378,438
Total Assets	40,201,460	50,628,802	2,247,402	93,077,664

Liabilities
Current Liabilities	1,695,239	16,762,395	441,426	18,899,060
Non-current Liabilities	1,002,095	9,908,647	-	10,910,742
Total Liabilities	2,697,334	26,671,042	441,426	29,809,802

Net Assets	37,504,126	23,957,760	1,805,976	63,267,862

Liabilities & Equities	$40,201,460	$50,628,802	$2,247,402	$93,077,664

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

Income Statement Segment Report
For the three months ended March 31, 2009

	Gas Distribution	Gas pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$4,903,116	$1,223,736	$(1,089,160)	$5,037,692
Cost of Revenue	(4,732,385)	(129,987)	1,089,160	(3,773,212)
Gross Profit	170,731	1,093,749	-	1,264,480

Operating Expense	(87,393)	(559,866)	(68,259)	(715,519)
Operating Income/(Loss)	83,338

Other Income / Expense	(6,177)	(39,571)	578	(45,170)
Earnings before tax	77,161	494,311	(67,681)	503,791

Income tax	(21,354)	(136,800)	-	(158,155)

Net Income	$55,807	$357,511	$(67,681)	$345,637

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

14.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref	3/31/2010	3/31/2009
Net Income		$(208,586)	$345,637
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Income Available to Common Stockholders for Basic EPS		$(208,586)	$345,637

Interest Expense for Convertible Bonds, net of tax		-	-
Income Available to Common Stockholders for Diluted EPS		$(208,586)	$345,637

Original Shares		26,769,313	25,269,313
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		26,769,313	25,269,313

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	95,418
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	N/A
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		26,769,313	29,944,570

Earnings Per Share
Basic		$(0.01)	$0.01
Diluted		$(0.01)	$0.01

Weighted Average Shares Outstanding
Basic		26,769,313	25,269,313
Diluted		26,769,313	29,944,570

(1).	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the three-month periods ended March 31, 2010.

(2).	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the three-month periods ended March 31, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

(3).
The average price of the Company’s common stock was $0.89 for the three-month periods ended March 31, 2010, which was higher than the conversion price $0.62 of the convertible bonds; however the conversion of the convertible bonds to common stock would have been anti-dilutive; therefore, theyhave been excluded from diluted earnings per share.

(4).	The exercise of warrants to common stock was anti-dilutive for the three-month periods ended March 31, 2010 and 2009.

15.	CONTINGENT LIABILITIES

a.
Pursuant to the warrants purchase agreement related to 2006 private placement financing transactions, the Company was required to reach $7.9 million and $11 million net income target for the fiscal years ended 2007 and 2008 respectively. However, the Company did not meet the stipulated 2007 and 2008 net income target and therefore incurred certain contingent liabilities.

On May 26, 2009, the private placement investors led by Vision Opportunity Master Fund, Ltd. waived the 2007 net income target application. The Company was exempt from the issuance of 1.2 million shares of contingent common stock. Simultaneously, 1.5 million shares make good stock held in an escrow account were issued to the private placement investor on May 8, 2009 as compensation for not attaining the 2008 net income target. A cost of $1,500, based on US$0.001 par value, was debited to additional paid in capital account.

b.
On September 14, 2009, the IRS of United States charged the Company $270,000 penalty for the failure to file timely Form 5471 on December 31, 2007 tax return. However, the Company did not believe it should be subject to this liability because of the fact that the Company was only a holding company. It did not have any tax liability for the year 2007. The Company appealed the penalty by filing protest letter to IRS office on February 12, 2010. As of April 30, 2010, the Company has not received any reply from IRS.

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

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Starting from 2008, in response to a slowdown in its economy in that year, the Chinese government implemented a wide range of initiatives that prioritized the boosting of the overall economy。 The key components of the central government spending are infrastructure and clean energy. Those help the continuity of increase of both Connection fee and Gas sale in our business. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced the increased activities in the 3rd quarter of 4th quarter of 2009. Starting in April 2010, the Chinese government issued new policies to curb the precipitous rise of housing prices in some cities and satisfy people's basic needs for housing.

Even with the up and down of the Chinese real estate market in the past two years, we believe that the future growth trend of the real estate market will not change because of the continuous urbanization in China. Moreover, Chinese government continues to strongly support the use of clean energy, particularly natural gas at both the national and local government levels.

There are three pillars in Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. Chinese Government RMB 4 trillion stimulus package has great impacts on China's domestic production and investments in the past year. In 2009, GDP growth rebounded to 7.9 per cent in the second quarter from 6.1 percent in the first, which represented a 10-year low. In the third quarter and fourth quarter, China’s economic growth accelerated to 9.1 per cent and 10.7 per cent respectively. China GDP grows by 8.7 percent in 2009, exceeding the target 8%. The GDP growth is expected to maintain strong in 2010.

Our gas users are composed of industrial and residential users. Gas sales from residential users are much less affected by economic and industrial factors and would maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales from industrial users are subject to the operating performance of the end industrial user. As we develop into more cities, we expect to add more industrial users in the coming year if capital requirements are available.

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

Regarding medium-sized or large cities, most of them have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have material impact on the Company, increasing the Company’s assets and revenues significantly. The Company intends to raise money for accretive acquisitions when they become available.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

During the three months ended March 31, 2010, net revenues were $6,957,661, representing an increase of 38.11 % from the same period of 2009.  Gross profit for the three months ended March 31, 2010 was $2,124,513, representing an increase of 68.01% from the same period of 2009.  Our operating income for the three months ended March 31, 2010 was $946,739, representing an increase of 72.46% from the same period of 2009.

	For the 3 months ended March 31,
	2010	2009	Change
	US$	US$%
Net Revenues	6,957,661	5,037,692	38.11%
Gross Profit	2,124,513	1,264,480	68.01%
Operating Income	946,739	548,961	72.46%
Net Income	-208,586	345,637
Gross Margin	30.53%	25.10%	21.65%
Net Margin	-3.00%	6.86%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the three months ended March 31, 2010 were $6,957,661, compared to $5,037,692 for the same period in 2009, representing an increase of 38.11%. The increase was due to the increase of both gas sales and connection fees. During this period, we connected 7,204 new residential households to our gas distribution network, resulting in total connection fees of $2,745,415.  Gas sales during the same period were $4,212,246. In comparison, we connected 2,878 new residential households to our gas distribution network for the same period in 2009, resulting in total connection fees of $1,223,736. Gas sales during the period in 2009 were $3,813,956.

	For the 3 months ended December 31,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	6.96	100%	5.04	100%	38.11%
Connection Fees	2.75	40%	1.22	24%	124.35%
Gas Sales	4.21	60%	3.82	76%	10.44%

The increases in our net revenues for the three months ended March 31, 2010 largely resulted from the following factors:

1)	Increase of gas sales. With more customers added into our existing gas network system, the gas sales increased significantly compared to the same period of 2009.

2)	Substantial increase of connection fees from residential customers. We were able to connect more residential households in this quarter compared to the same period of 2009.

Connection Fees

Connection fees during the three months ended March 31, 2010 were $2.75 million, representing an increase of 124.35% over the same period of 2009, accounting for 40% of the total net revenue as compared with approximately 24% of the total net revenue for the same period in 2009. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended March 31,
(in US$ millions)	2010		2009		Change
	US$	%	US$	%	%
Connection Fees	2.75	100%	1.22	100%	124.35%
Residential Users	2.75	100%	1.14	92.86%	141.61%
Industrial Users	0.00	0%	0.09	7.14%	-100%

Due to seasonality, the first quarter of each year usually generates less revenue for the Company with regards to connection fees.

Gas Sales

Gas sales were $4.21 million during the three months ended March 31, 2010, accounting for 60% of total net revenue for the three months ended March 31, 2010, representing an increase of 10.44% over the same period of 2009. Gas sales to residential users increased 106.46% to $2.15 million for the three months ended March 31, 2010 from $1.04 million in the same period of 2009. Gas sales to industrial and commercial users decreased 25.63% to $2.06 million for the three months ended March 31, 2010 from $2.77 million in the same period of 2009.

	For the 3 months ended March 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	4.21	100%	3.81	100%	10.44%
Residential Users	2.15	51%	1.04	27%	106.46%
Industrial and Commercial Users	2.06	49%	2.77	73%	-25.63%

Such increases were primarily due to the fact that our invested projects maintained steady development, and more users were added to our gas distribution network. The significant increase of gas sales from residential users was able to offset the decrease of gas sales from industrial and commercial users. The severe weather conditions in China affected the logistics of gas delivery. Chinese government prioritized the delivery gas to residential users during the severe weather.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2010, which includes cost of connection and cost of gas sales, was $4.83 million, representing an increase of 28.09% from $3.77 million in the same period of 2009.

	For the 3 months ended March 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	4.83	100%	3.77	100%	28.09%
Connection Cost	0.77	16%	0.13	3%	492.50%
Gas Cost	4.06	84%	3.64	97%	11.52%

Cost of Connection

Our cost of connection during the three months ended March 31, 2010 was $0.77 million, or 16% of our total cost of revenues. By comparison, the cost of connection during the same period of 2009 was $0.13 million, or 3% of our total cost of revenues. This increase is mainly due to the increase of connection service activities in 2010 as compared to the same period of 2009.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 11.52% to $4.06 million during the three months ended March 31, 2010 from $3.64 million for the same period in 2009. This increase, which outpaced the 10.44% increase in sales of natural gas during the same period, is largely due to the higher delivery cost caused by the severe weather conditions in this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended Mar 31, 2010, gross profit was $2.12 million, representing an increase of approximately 68.01% from the same period of 2009. Gross profit from connection fees was $1.97 million for the three months ended March 31, 2010, accounting for 93% of total gross profit. In comparison, gross profit from connection fees was $1.09 million for the three months ended March 31, 2009, accounting for 87% of total gross profit. Gross profit from gas sales was $0.15 million for the three months ended March 31, 2010, accounting for 7% of total gross profit, compared to $0.17 million, accounting for 13% of total gross profit in the same period of 2009.

	For the 3 months ended March 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.12	100%	1.26	100%	68.01%
Connection	1.97	93%	1.09	87%	80.59%
Gas	0.15	7%	0.17	13%	-12.57%

Gross margin during the three months ended March 31, 2010 was 30.53%, compared to 25.10% during the same period in 2009.

Gross margin for connection fees for the three months ended Mar 31, 2010, was 71.95%, compared to 89.38% in the same period of 2009.

Gross margin for sales of natural gas was 3.54% for the three months ended March 31, 2010, compared to 4.48% during the same period of 2009.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended March 31, 2010 were $0.27 million, approximately 3.90% of our net revenues, compared with $0.20 million or 4.03 % of our net revenues in the same period of 2009.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.91 million for the three months ended March 31, 2010, approximately 13.03% of our net revenues, compared with $0.51 million, or approximately 10.17% of net revenues for the same period in 2009. Professional fee is higher than the same period of 2009, which includes approximately $60 thousand for engaging Ernst & Yong on Sox Compliance and internal control.

Operating Income

The operating income for the three months ended March 31, 2010 was $0.95 million, representing a significant increase of 72.46%, compared to the operating income of $0.55 million for the same period of 2009. This is largely driven by the sales increase.

Other Income (Expense)

Other expense was $0.92 million for the three months ended Mar 31, 2010, compared with Other Expense of $0.05 million for the same period of 2009.  The significant increase was due to the amortization costs of convertible note interest discount and interest expense of convertible note. We closed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, debt issuance cost, etc. Included in interest expense of $924 thousand, was $121 thousand convertible bonds coupon expense and $680 thousand non-cash flow amortization expense of convertible bonds interest discount.

Income tax

Income tax was $0.24 million for the three months ended Mar 31, 2010, compared to $0.16 million for the same period of 2009.

Net Income (loss)

Net loss for the three months ended March 31, 2010 was $0.21 million, compared with net income of $0.35 million for the same period of 2009.  Largely driven by the sales increase, operating income achieved significant improvement of 72.46% compared to the operating income of $0.55 million for the same period of 2009.  However, that significant improvement of operating income was negated by the additions of amortization costs of convertible note interest discount. Excluding these non-operational items of amortization expense of convertible bonds interest discount in the total of $0.68 million, our adjusted net income in the first quarter of 2010 would have been $0.48 million.

Liquidity and Capital Resources

Cash and cash equivalents were 7.51 million as of March 31, 2010, a decrease of $2.31 million as compared to $9.82 million of cash and cash equivalents as of December 31, 2009.

Cash used in operating activities for the three months ended March 31, 2010 was $2.92 million, a decrease of $3.47 million from $0.55 million during the same period of 2009. Such decrease was mainly due to the decrease of net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the three months ended March 31, 2010 was $1.61 million, a slight decrease from $1.64 million during the same period of 2009.

 Cash sourced in financing activities for the three months ended March 31, 2010 was $2.2 million.  We borrowed $2.2 million from local bank in the first quarter of 2010.

Accounts Receivable

Accounts receivable during the three months as of March 31, 2010 were $6.50 million, an increase of $1.46 million from $5.04 million as of December 31, 2009.

Notes Receivable

There are notes receivable of $0.2 million as of March 31, 2010.

Inventory

Inventory of $0.58 million as of March 31, 2010 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2010 were $53.69 million, representing an increase of $1.59 million from $52.10 million as of December 31, 2009.  The table below is a breakdown of our fixed assets at cost:

	2010	2009
At Cost
Gas Pipelines	$39,208,530	$37,329,888
Motor Vehicles	5,775,811	5,775,903
Machinery & Equipment	1,482,838	1,482,599
Buildings	6,902,741	7,194,148
Leasehold Improvements	81,557	80,133
Office Equipment	240,155	238,673
Less Accumulated depreciation	(4,668,230)	(4,329,313)
	$49,023,402	$47,772,011

Bank Loans

Short-term Bank loans as of March 31, 2010 were $2.93 million, no change compared to that as of December 31, 2009.

Long-term Bank loans as of March 31, 2010 were $8.78 million, an increase of $2.2 million compared to $6.58 million as of December 31, 2009. We borrowed additional loan of $2.2 million in the first quarter of 2010.

Accounts Payables

Accounts payables as of March 31, 2010 was $7.22 million, a decrease of $1.34 million from $8.56 million as of December 31, 2009.

Other Payables

Other payables as of March 31, 2010 were $4.89 million, a decrease of $1.45 million from $6.34 million as of December 31, 2009.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
23.1	Consent of Samuel H. Wong & Co., LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer