Form 10-Q
period 2010-06-30
Sino Gas International Holdings, Inc.
filed 2010-08-16
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 13 , 2010, the Registrant had 26,847,473 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sino Gas International Holdings, Inc.

Reviewed Consolidated Financial Statements

June 30, 2010 and December 31, 2009

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	4

Consolidated Balance Sheets	5 - 6

Consolidated Statements of Income	7

Consolidated Statements of Stockholders’ Equity	8 - 9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11 - 45

To:	The Board of Directors and Stockholders of Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
August 2, 2010	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)
	Notes	6/30/2010	12/31/2009
ASSETS
Current Assets
Cash & cash equivalents	2 (e)	$6,360,710	$9,820,890
Restricted cash	3	-	126,400
Notes receivable		-	351,021
Accounts receivable	2 (f) , 4	5,885,235	5,036,609
Inventory		530,998	416,931
Advance to suppliers	2 (g)	4,324,555	4,814,420
Prepayment and others		637,569	446,840
Other receivables	2 (f)	1,748,668	1,686,115
Total Current Assets		19,487,735	22,699,226

Non-Current Assets
Investment	2 (h) , 5	7,060,869	7,031,333
Property, plant & equipment, net	2( j), 6	48,878,849	47,772,011
Construction in progress	2 (l)	15,806,711	13,357,395
Intangible assets, net	2 (k), 7	2,205,398	2,217,699
Total Non-current Assets		73,951,827	70,378,438
Total Assets		$93,439,562	$93,077,664

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	8	$2,937,461	$2,925,174
Accounts payable		7,319,879	8,560,120
Other payables - current	9 (a)	2,600,306	6,339,571
Accrued liabilities		283,087	453,335
Unearned revenue	2 (m)	759,156	620,860
Total Current Liabilities		13,899,890	18,899,060

Non-current Liabilities
Long-term bank loans	8	8,812,384	6,581,641
Non-current Convertible Bonds	10	5,539,050	4,329,101
Other payables - non-current	9 (b)	1,994,256	-
Total Non-current Liabilities		16,345,690	10,910,742
Total Liabilities		$30,245,580	$29,809,802

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Notes	6/30/2010	12/31/ 2009

STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,501,679 and 4,579,839 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively.	11	$4,502	$4,580

Additional paid in capital - Preferred Stock B		5,323,972	5,323,972

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of June 30, 2010 and December 31, 2009.	11	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 26,847,473 and 26,769,313 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively.	11	26,847	26,769

Additional paid in capital - Common Stock		22,513,732	22,513,732

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		107,652	107,652
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2 (v)	4,626,942	4,612,191
Retained earnings		13,779,151	14,143,089
Accumulated other comprehensive income	2 (x)	8,001,190	7,725,883
Total Stockholders' Equity		63,193,982	63,267,862

Total Liabilities & Stockholders' Equity		$93,439,562	$93,077,664

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three-month and six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

		Three Months Ended		Six Months Ended
	Note	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Sales revenues	2(p)	$5,916,218	$7,331,620	$12,873,879	$12,369,312
Cost of revenues		(4,010,333)	(5,796,185)	(8,843,480)	(9,569,397)
Gross Profit		1,905,885	1,535,435	4,030,399	2,799,915

Operating Expense
Selling expense		(310,661)	(217,418)	(581,904)	(420,490)
General and administrative expense		(698,598)	(733,712)	(1,605,129)	(1,246,159)
Total operating expense		(1,009,259)	(951,130)	(2,187,033)	(1,666,649)

Operating Income		896,626	584,305	1,843,366	1,133,266

Other Income/(Expense)
Other income		4,914	11,045	10,296	11,206
Other expense		(20,197)	(16,585)	(21,497)	(22,314)
Interest income		4,270	1,227	9,039	3,077
Interest expense		(821,709)	(43,108)	(1,746,550)	(84,560)
Total other income/(expense)		(832,722)	(47,422)	(1,748,712)	(92,591)

Income before tax		63,904	536,883	94,654	1,040,675

Income tax	2(r),12	(204,506)	(115,749)	(443,842)	(273,904)

Net income		$(140,602)	$421,134	$(349,188)	$766,771

Earnings per share	2(z),13
- Basic		$(0.005)	$0.02	$(0.013)	$0.03
- Diluted		$(0.005)	$0.01	$(0.013)	$0.02

Weighted Average Shares Outstanding
- Basic		26,839,657	26,135,980	26,804,485	25,702,646
- Diluted		26,839,657	30,811,237	26,804,485	30,377,903

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B-1	Shares Outstanding	Amount	Additional Paid In Capital-Common Stock

Balance at January 1, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	1,500,000	1,500	(1,500)
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	(681,072)
Issuance of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriate of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(78,160)	(78)	-	-	-	-	78,160	78	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at June 30, 2010	4,501,679	4,502	5,323,972	95,418	95	132,662	26,847,473	26,847	22,513,732

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

	Common Stock
	Additional Paid in Capital-Warrants Series: A,B,J,C,D	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Additional Paid in Capital-Convertible Bonds Detachable Warrants	Additional Paid in Capital-Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862

Balance at January 1, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	(349,188)	-	(349,188)
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	14,751	(14,751)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	275,307	275,307
Balance at June 30, 2010	311,110	47,946	107,652	223,367	8,094,814	4,626,942	13,779,150	8,001,190	63,193,981

Comprehensive Income	12/31/2009	6/30/2010	Total
Net Income	$4,047,584	$(349,188)	$3,698,396
Other Comprehensive Income
Foreign Currency Translation Adjustment	49,039	275,307	324,346
Total	$4,096,623	$(73,881)	$4,022,742

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three-month and six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Cash Flows from Operating Activities
Net Income	$(140,602)	$421,134	$(349,188)	$766,771
Depreciation expense	383,177	209,766	722,094	419,533
Amortization expense of intangible assets	9,439	31,627	16,865	33,894
Amortization expense of convertible bonds	529,593	-	1,209,949	-
Withdraw/(deposit) in restricted time deposits	95,425	46,396	126,400	50,738
Decrease/(increase) in accounts and other receivables	791,824	746,636	(560,158)	926,859
Decrease/(increase) in inventory	45,110	25,664	(114,067)	61,385
Decrease/(increase) in prepaid expenses	(443,484)	(473,843)	299,136	(1,336,205)
Increase/(decrease) in accounts and other payables	(12,197)	1,254,759	(3,017,201)	1,887,783
Cash Sourced/(Used) in Operating Activities	1,285,285	2,262,138	(1,666,170)	2,810,758

Cash Flows from Investing Activities
Decrease/(increase) of investment in equity	(28,404)	(604)	(29,536)	(7,085)
Disposal/(purchase) of property, plant & equipment	(238,624)	(1,631,519)	(1,828,932)	(1,685,461)
Increase of goodwill	-	(196)	-	(2,304)
Purchase of other intangible assets	(4,406)	(135,818)	(4,564)	(136,984)
Increase in construction in progress	(2,434,392)	(530,794)	(2,449,315)	(2,110,924)
Cash Sourced/(Used) in Investing Activities	(2,705,826)	(2,298,930)	(4,312,347)	(3,942,758)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	47,738	256	2,243,030	3,005
Cash Sourced/(Used) in Financing Activities	47,738	256	2,243,030	3,005

Net increase in cash & cash equivalents for the periods	(1,399,805)	(36,536)	(3,735,487)	(1,128,995)

Effect of currency translation	254,902	(88,657)	275,307	(44,306)

Cash & cash equivalents at the beginning of periods	7,505,613	1,979,435	9,820,890	3,027,543

Cash & cash equivalents at the end of periods	$6,360,710	$1,854,242	$6,360,710	$1,854,242

Supplementary cash flows information
Interest received	$4,269	$757	$9,039	$2,607
Interest paid	290,787	43,108	536,601	84,560
Income tax paid	204,507	346,934	443,842	505,089

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC.  For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. The Company owns and operates natural gas distribution systems in 35 small and medium size cities serving approximately 158,500 residential and seven industrial customers. The Company’s facilities include approximately 1040 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 110,000 cubic meters of natural gas.

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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2010.

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Wei Ye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas, Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

For goodwill, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill for the three months ended June 30, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
	6/30/2010	12/31/200 9
Years end RMB : US$ exchange rate	6.8086	6.8372
Average yearly RMB : US$ exchange rate	6.8347	6.8409

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the six months ended June 30, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

(y) Recent Accounting Pronouncements

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing ) and FASB Statement No. 167 (FASB ASC 810 Consolidation ), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation ) .
Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing ) , and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing ) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.
Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation ) , and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation ) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles )   a replacement of FASB Statement No. 162   the Hierarchy of Generally Accepted Accounting Principles . On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

Accounts Receivable
	6/30/2010	12/31/2009
Gross accounts receivable	$5,944,682	$5,087,484
Allowance for bad debt	(59,447)	(50,875)
Net accounts receivable	$5,885,235	$5,036,609

Allowance for Bad Debt
	6/30/2010	12/31/2009
Beginning balance	$50,875	$35,794
Addition	8,572	15,081
Reversal	-	-
Ending balance	$59,447	$50,875

Accounts Receivable Aging Report
	6/30/2010	12/31/2009
<30 Days	$3,467,058	$3,639,712
30-60 Days	92,561	276,004
60-90 Days	166,206	118,704
90-180 Days	342,837	422,179
180-360 Days	1,478,480	446,515
>360 Days	338,093	133,496
Total	$5,885,235	$5,036,609

The following are the ten most significant accounts receivable at June 30, 2010:

Hebei Zhonggang Steel, Ltd.	$880,544
Baishan Huixin Real Estate Co., Ltd	610,844
Baishan Xingda Real Estate Co., Ltd.	419,911
Baishan Yongsheng Real Estate Co., Ltd.	352,034
Baishan Lixia Real Estate Co., Ltd.	321,731
Jiangsu Zhongzheng Zhiye Ltd.	266,138
Shengcheng Real Estate Co., Ltd.	211,843
Jiangshu Shouyi Zhiye Co., Ltd.	194,059
Hebei Haitian Real Estate Co., Ltd.	187,158
Suqian Yuncheng Zhiye Ltd	131,727
Total	$3,575,989

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

  5.   INVESTMENT

Ref.		6/30/2010	12/31/2009
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$5,313,079	$5,290,855
(2)	Qujing Gas Co., Ltd.	1,718,415	1,711,227
(3)	China Construction Bank	29,375	29,251
	Total	$7,060,869	$7,031,333

(1).
The Company invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $5,313,079 investment as of June 30, 2010 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ prior years operation results.

The following tabulation presented the condensed balance sheets and statements of income of X iangke Oil Gas as of and for the year ended December 31, 2009.

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
	12/31/2009		12/31/2 009
Assets
Cu rrent Assets	$6,135,845	Revenue	$7,379,777
Non-Current Assets	19,672,751	Cost of revenue	(3,819,923)
Total Assets	25,808,596	Gross profit	3,559,854

Liabilities		Operating expenses	(1,951,894)
Current Liabilities	11,267,927	Other expenses	(47,251)
Total Liabilities	11,267,92 7	Earnings before tax	1,560,709
Net Assets	14,540,669	Income tax	(248,259)
Total Liabilities & Net Assets	$25,808,596	Net income	$1,312,450

(2).
Along with two local partners in Qujing city, the second largest city in Yunnan province of P.R.C, the Company established Qujing Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). The Company’s investment of $1,718,415 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas. Since Qujing Gas has not finished the required registration procedures with local government, there was no business activity during the first two quarters of 2010.

(3).	The investment of $29,375 (RMB 200,000) with China Construction Bank was a long-term investment fund.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
  6.   PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the followings at June 30, 2010 and December 31, 2009:

6/30/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$45,303,790	$2,653,585	$42,650,205
Motor Vehicles	5,798,783	1,686,397	4,112,386
Machinery & Equipment	1,490,233	314,321	1,175,912
Buildings	1,009,742	228,924	780,818
Leasehold Improvements	82,752	63,418	19,334
Office Equipment	244,956	104,762	140,194
Total	$53,930,256	$5,051,407	$48,878,849

12/31/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$43,518,519	$2,228,672	$41,289,847
Motor Vehicles	5,775,903	1,506,012	4,269,891
Machinery & Equipment	1,482,599	267,076	1,215,523
Buildings	1,005,517	176,335	829,182
Leasehold Improvements	80,113	59,409	20,704
Office Equipment	238,673	91,809	146,864
Total	$52,101,324	$4,329,313	$47,772,011

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the six months and twelve months ended June 31, 2010 and December 31, 2009 were $722,094 and $1,179,860 respectively.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

  7.   INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

6/30/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$545,134	$61,849	$483,285
Franchises	403,901	373,914	29,987
Accounting Software	39,715	25,564	14,151
Goodwill	1,677,975	-	1,677,975
	$2,666,725	$461,327	$2,205,398

12/31/200 9	At Cost	Accumulated Amortization	Net
Land Use rights	$543,117	$52,318	$490,799
Franchises	402,211	371,740	30,471
Accounting Software	38,858	20,404	18,454
Goodwill	1,677,975	-	1,677,975
	$2,662,160	$444,462	$2,217,699

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

  8.   LOANS

a.  SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/ 20 10	12/31/2009
Bank of Dalian - Beijing Branch	12/24/2010	5.31%	$2,937,461	$2,925,174
Total			$2,937,461	$2,925,174

The loans provided by Bank of Dalian were secured by Beijing Chenguang Gas, Ltd.’s registered capital of $2,925,174 (RMB 20,000,000), CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

b.  LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2010	12/31/2009
China Construction Bank - Zhongguancun Branch	12/14/2011	5.94%	$4,406,192	$4,387,761
China Development Bank - Beijing Branch	12/24/2012	5.40%	2,203,096	2,193,880
China Development Bank - Beijing Branch	3/22/2013	5.40%	2,203,096	-
Total			$8,812,384	$6,581,641

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

  9.   OTHER PAYABLES

(a).        Current other payables consisted of the following at June 30, 2010 and December 31, 2009:-

Ref.		6/30/2010	12/31/2009
(1)	Amount due to Employees	$530,987	$1,219,131
(2)	Tax Payable	145,567	695,890
(3)	Payables to Subcontractors	1,923,752	2,247,036
(4)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	-	2,177,514
	Total	$2,600,306	$6,339,571

1.
Amounts due to employees included accrued payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

2.	The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

3.	All the payables to subcontractors were unbilled liabilities.

4.	The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

(b).        Non-current other payables at June 30, 2010 and December 31, 2009:-

Ref.		6/30/2010	12/31/2009
(1)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	$1,994,257	$-
	Total	$1,994,257	$-

1.
After assessment of the installment, the Company does not believe the obligation to be satisfied within one year from June 30, 2010. Therefore, the Company reclassifies this payable to long-term liability.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

The convertible bonds payable, net consisted of the followings:

		6/30/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	27,519	5,816	33,335
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	77,470	11,966	89,436
(8)	Accretion of Interest Discount - Redemption	172,773	19,055	191,828
	Convertible Bonds Payable, net	4,945,028	594,022	5,539,050

		12/31/2009
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	3,804	236	4,040
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	144,878	12,403	157,281
(7)	Accretion of Bond Discount - Issuance Cost	10,709	485	11,194
(8)	Accretion of Interest Discount - Redemption	23,884	773	24,656
	Convertible Bonds Payable, net	$3,981,271	$347,830	$4,329,101

(1).	The principal amounts listed above represent the face amount of the convertible notes.
(2).
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. For more information pertaining the calculation of fair value of convertible bonds detachable warrants, see Note 11 Capital Stock.

(3).	Because the conversion price of bonds is $0.62, which was lower than the fair market value of common stock at issuance day, beneficial conversion feature was applied.

(4).	The issuance cost consisted of commission to placement agent and legal expense.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

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

Included in interest expense of $1,746,550, was $241,719 convertible bonds coupon expense and $1,209,949 presenting 69.28% non-cash flow amortization expense of convertible bonds.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
11.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 26,847,473 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,501,679 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 26,847,473 shares of common stock issued and outstanding at June 30, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at June 30, 2010, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,501,679 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at June 30, 2010.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	26,847,473
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,501,679
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series F Warrants	$4.84	36 Months	9/6/2010	271,074	$0.20
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
Series R Warrants	$4.84	36 Months	9/6/2010	271,074	$0.20
IR CCG Elite’s Option	$3.00	48 Months	11/1/2010	100,000	$0.92
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:
	Warrants A	Warrants C	Warrants F	Warrants G	Warrants R	CCG Elite’s Option	5.3M CB Warrants	692 K CB Warrants
Weighted-average fair value of warrants	$0.70	$0.81	$0.20	$0.44	$0.20	$0.92	$0.05	$0.11
Strike price	$3.84	$3.38	$4.84	$3.84	$4.84	$3.00	$0.744	$0.744
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	4.18%	4.18%	1.12%	1.51%
Expected volatility	40.00%	40.00%	40.00%	40.00%	40.00%	40.00%	12.84%	12.84%
Years to maturity	5.00	5.00	3.00	4.00	3.00	4.00	3.00	3.00
Since there is no net cash settlement arrangement for the warrants, they should be classified as equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value should not be recognized.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at June 30, 2010:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,662	$12,654	4,064,862	47%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	13%
Private Placement - Investor	4,501,679	4,502	95,418	95	10,765,260	10,765	23,848,122	40%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,501,679	$4,502	95,418	$95	26,847,473	$26,847	36,755,255	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the six-month and twelve-month periods ended June 30, 2010 and December 31, 2009 respectively.

	6/30 /2010	12/31/2009
Provision for Income Tax - PRC Subsidiaries	$443,842	$1,324,184
Tax Exemption - Granted by PRC Government	-	(229,527)
Income Tax	$443,842	$1,094,657

Income before taxes and provision for taxes consisted of the following for the six-month periods ended June 30, 2010 and 2009:-

	6/30/2010	6/30/2009
Income (loss) before taxes:
US	$(1,712,477)	$(154,215)
BVI	(135,341)	(69,057)
PRC	1,942,472	1,263,947
Total income before tax	$94,654	$1,040,675

Provision for taxes:
US Federal	$-	$-
US State	-	-
PRC	443,842	273,904
Total provision for taxes	$443,842	$273,904
Effective tax rate	468.91%	26.32%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

Financial Position Segment Report
As of June 30, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,266,490	$5,634,218	$1,587,028	$19,487,735
Non-Current Assets	23,276,213	50,675,613	-	73,951,827
Total Assets	35,542,703	56,309,831	1,587,028	93,439,562

Liabilities
Current Liabilities	1,470,312	12,269,424	160,154	13,899,890
Non-current Liabilities	1,749,178	14,596,512	-	16,345,690
Total Liabilities	3,219,490	26,865,936	160,154	30,245,580

Net Assets	32,323,213	29,443,895	1,426,874	63,193,982

Liabilities & Equities	$35,542,703	$56,309,831	$1,587,028	$93,439,562

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

Operation Result Segment Report
For the six-month ended June 30, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$12,124,888	$5,569,178	$(4,820,187)	$12,873,879
Cost of Revenue	(11,693,588)	(1,970,079)	4,820,187	(8,843,480)
Gross Profit	431,300	3,599,099	-	4,030,399

Operating Expense	(191,614)	(1,598,973)	(396,446)	(2,187,033)
Operating Income/(Loss)	239,686	2,000,126	(396,446)	1,843,366

Other Income/(Loss)	(187,132)	(110,208)	(1,451,372)	(1,748,712)
Earnings before tax	52,554	1,889,918	(1,847,818)	94,654

Income tax	(12,008)	(431,834)	-	(443,842)

Net Income	$40,546	$1,458,084	$(1,847,818)	$(349,188)

Financial Position Segment Report
As of December 31, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,361,628	$8,090,196	$2,247,402	$22,699,226
Non-Current Assets	27,839,832	42,538,606	-	70,378,438
Total Assets	40,201,460	50,628,802	2,247,402	93,077,664

Liabilities
Current Liabilities	1,695,239	16,762,395	441,426	18,899,060
Non-current Liabilities	1,002,095	9,908,647	-	10,910,742
Total Liabilities	2,697,334	26,671,042	441,426	29,809,802

Net Assets	37,504,126	23,957,760	1,805,976	63,267,862

Liabilities & Equities	$40,201,460	$50,628,802	$2,247,402	$93,077,664

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)

  14.   EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref	6/30/2010	6/30/2009
Net Income		$(349,188)	$766,771
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Income Available to Common Stockholders for Basic EPS		$(349,188)	$766,771

Interest Expense for Convertible Bonds, net of tax		-	-
Income Available to Common Stockholders for Diluted EPS		$(349,188)	$766,771

Original Shares		26,769,313	25,269,313
Addition to Common Stock		35,172	433,333
Basic Weighted Average Shares Outstanding		26,804,485	25,702,646

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	95,418
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		26,804,485	30,377,903

Earnings Per Share
Basic		$(0.013)	$0.03
Diluted		$(0.013)	$0.02

Weighted Average Shares Outstanding
Basic		26,804,485	25,702,646
Diluted		26,804,485	30,377,903

(1).	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the six-month periods ended June 30, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six-month ended June 30, 2010 and 2009
(Stated in US Dollars)
(2).	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the six-month periods ended June 30, 2010.

(3).
The average price of the Company’s common stock was $0.83 for the six-month periods ended June 30, 2010, which was higher than the conversion price $0.62 of the convertible bonds; however the conversion of the convertible bonds to common stock would have been anti-dilutive; therefore, they have been excluded from diluted earnings per share.

(4).	The exercise of warrants to common stock was anti-dilutive for the six-month periods ended June 30, 2010 and 2009.

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

b.
On September 14, 2009, the IRS of United States charged the Company $270,000 penalty for the failure to file timely Form 5471 on December 31, 2007 tax return. However, the Company did not believe it should be subject to this liability because of the fact that the Company was only a holding company. It did not have any tax liability for the year 2007. The Company appealed the penalty by filing protest letter to IRS office on February 12, 2010. As of August 2, 2010, the Company has not received any reply from IRS.

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

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Starting from 2008, in response to a slowdown in its economy in that year, the Chinese government implemented a wide range of initiatives that prioritized the boosting of the overall economy 。 The key components of the central government spending are infrastructure and clean energy. Those help the continuity of increase of both Connection fee and Gas sale in our business. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced the increased activities in the 3 rd quarter of 4 th quarter of 2009. Starting in April 2010, the Chinese government issued new policies to curb the precipitous rise of housing prices in some cities and satisfy people's basic needs for housing.  The new initiatives from government  have resulted in lower transaction volume in recent months.

Even with the up and down of the Chinese real estate market in the past two years, we believe that the future growth trend of the real estate market will not change because of the continuous urbanization in China. Moreover, Chinese government continues to strongly support the use of clean energy, particularly natural gas at both the national and local government levels.

There are three pillars in Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. Chinese Government’s RMB 4 trillion stimulus package has made great impacts on China's domestic production and investments in the past year. In 2009, GDP growth rebounded to 7.9 per cent in the second quarter from 6.1 percent in the first, which represented a 10-year low. In the third quarter and fourth quarter, China’s economic growth accelerated to 9.1 per cent and 10.7 per cent respectively. China GDP grows by 8.7 percent in 2009, exceeding the target 8%. The GDP growth remains strong in 2010.   China's GDP grew 11.9% in the first quarter of 2010 from a year earlier.   It   grew 10.3% during the second quarter of 2010.
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
.

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

Material Challenges

There are vast number of small-to-medium sized cities left undeveloped, but the competition is  growing, as there are many small new players in the market attracted by the profitability and growth potential of the business. Meanwhile, from time to time, we are also facing competitions from stronger competitors, as large city markets are getting saturated and our competitors are beginning to expand into smaller cities.

We are facing limited opportunities in developing into first-tier cities in China, as most of them have already been taken by other large gas distributors, such as Xin’ao Gas Co. Ltd (largest in China) in the past decade.

In addition, potential users in small and medium-sized cities need to be educated by the benefits of natural gas. It takes some time for them to get to know how natural gas can improve the quality of life. This is especially true for new markets, where there is no use of natural gas. Small cities tend to be more reluctant for use of new energies than large cities where residents depend more on coal, rather than natural gas.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

During the three months ended June 30, 2010, net revenues were $5,916,218, representing a decrease of 19.31 % from the same period of last year.  Gross profit for the three months ended June 30, 2010 was $1,905,885, representing an increase of 24.13% from the same period of last year.  Our operating income for the three months ended June 30, 2010 was $896,626, representing an increase of 53.45% from the same period of 2009.

	For the 3 months ended June 30,
	2010	2009	Change
	US$	US$
Net Revenues	5,916,218	7,331,620	-19.31%
Gross Profit	1,905,885	1,535,435	24.13%
Operating Income	896,626	584,305	53.45%
Net Income	-140,602	421,134	-133.39%
Gross Margin	32.21%	20.94%	53.82%
Net Margin	-2.38%	5.74%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.
Total net revenues for the three months ended June 30, 2010 were $5,916,218, compared to $7,331,620 for the same period in 2009, representing a decrease of 19.31%. The decrease was due to the decrease of both gas sales and connection fees. During this period, we connected 6,490 new residential households to our gas distribution network, resulting in total connection fees of $2,082,636.  Gas sales during the same period were $3,833,582. In comparison, we connected 7,218 new residential households to our gas distribution network for the same period in 2009, resulting in total connection fees of $2,928,440. Gas sales during the same period in 2009 were $4,403,180.
	For the 3 months ended June 30,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	5.92	100%	7.33	100%	-19.31%
Connection Fees	2.08	35%	2.93	40%	-28.88%
Gas Sales	3.83	65%	4.40	60%	-12.94%

The decreases in our net revenues for the three months ended June 30 were due to the following factors:

1) Decrease of gas sales. Gas sales to residential users continued to grow. However, that increase could not offset the decrease of sales to industrial users.  There were adjustments of production lines in two of our industrials users, which caused the reduction of gas consumption in those two industrial users.

2) Decrease of connection fees from residential customers.

•
Lower average connection fees per unit in this quarter compared with the same period of last year. In the second quarter of year 2009, we developed certain residential projects with higher connection fees per unit.

•	We connected 10% less residential households during the second quarter of 2010 compared to the same period of last year.

Connection Fees

Connection fees during the three months ended June 30, 2010 were $2.08 million, representing a decrease of 28.88% from the same period of 2009, accounting for 35% of the total net revenue as compared with approximately 40% of the total net revenue for the same period in 2009. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended June 30,
(in US$ m illions)	2010		2009		Change
	US$	%	US$	%	%
Connection Fees	2.08	100%	2.93	100%	-28.88%
Residential Users	2.08	100%	2.93	100%
Industrial Users	0.00	0%	0.00	0%

Gas Sales

Gas sales were $3.83 million during the three months ended June 30, 2010, accounting for 65% of total net revenue for the three months ended June 30, 2010, representing a decrease of 12.94% over the same period of 2009. Gas sales to residential users increased 5.75% to $2.40 million for the three months ended June 30, 2010 from $2.26 million in the same period of 2009. Gas sales to industrial and commercial users decreased 32.7% to $1.44 million for the three months ended June 30, 2010 from $2.14 million in the same period of 2009.
	For the 3 months ended June 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	3.83	100%	4.40	100%	-12.94%
Residential Users	2.39	62%	2.26	51%	5.75%
Industrial and Commercial Users	1.44	38%	2.14	49%	-32.7%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2010, which includes cost of connection and cost of gas sales, was $4.01 million, representing a decrease of 30.81% from $5.8 million in the same period of 2009.

	For the 3 months ended June 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	4.01	100%	5.80	100%	-30.81%
Connection Cost	0.46	11%	1.50	26%	-69.41%
Gas Cost	3.55	89%	4.30	74%	-17.34%

Cost of Connection

The cost of connection decreased 69.41% to $0.46 million during the three months ended June 30, 2010 from $1.50 million for the same period in 2009. This decrease outpaced the 28.88% decrease in connection fees revenue during the same period of 2009.  During the second quarter of last year 2009, higher cost of raw materials, parts, installation and maintenance fees, and adjustment in the second quarter of cost of connection from the first quarter of 2009, contributed the higher-than-average cost in connection fee services.
Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales decreased 17.34% to $3.55 million during the three months ended June 30, 2010 from $4.30 million for the same period in 2009. This decrease, which surpassed the 12.94% decrease in sales of natural gas during the same period, is largely due to the improvement of delivery cost in this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended June 30, 2010, gross profit was $1.91 million, representing an increase of approximately 24.13% from the same period of 2009. Gross profit from connection fees was $1.62 million for the three months ended June 30, 2010, accounting for 85% of total gross profit. In comparison, gross profit from connection fees was $1.43 million for the three months ended June 30, 2009, accounting for 93% of total gross profit. Gross profit from gas sales was $0.28 million for the three months ended June 30, 2010, accounting for 15% of total gross profit, compared to $0.11 million, accounting for 7% of total gross profit in the same period of 2009.

	For the 3 months ended June 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gross Profit	1.91	100%	1.54	100%	24.13%
Connection	1.62	85%	1.43	93%	13.65%
Gas	0.28	15%	0.11	7%	164.62%

Gross margin during the three months ended June 30, 2010 was 32.21%, compared to 20.94% during the same period in 2009.

Gross margin for connection fees for the three months ended June 30, 2010, was 77.98%, compared to 48.79% in the same period of 2009.

Gross margin for sales of natural gas was 7.35% for the three months ended June 30, 2010, compared to 2.42% during the same period of 2009.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended June 30, 2010 were $0.31 million, approximately 5.25% of our net revenues, compared with $0.22 million or 2.97% of our net revenues in the same period of 2009.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.70 million for the three months ended June 30, 2010, approximately 11.81% of our net revenues, compared with $0.73 million, or approximately 10.0% of net revenues for the same period in 2009.

Operating Income

The operating income for the three months ended June 30, 2010 was $0.90 million, representing an increase of 53.45%, compared to the operating income of $0.58 million for the same period of 2009.  This is largely driven by the improvement of gross margin from both connection fee revenue and gas sales.

Other Income (Expense)

Other expense was $0.83 million for the three months ended June 30, 2010, compared with Other Expense of $0.05 million for the same period of 2009.  The significant increase was due to the amortization costs of convertible bonds  and interest expense of convertible bonds. We closed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, debt issuance cost, etc. Included in interest expense of $822 thousand, was $121 thousand convertible bonds coupon expense and $530 thousand non-cash flow amortization expense of convertible bonds.

Income tax

Income tax was $0.20 million for the three months ended June 30, 2010, compared to $0.12 million for the same period of 2009.

Net Income

Net loss for the three months ended June 30, 2010 was $0.14 million, compared with net income of $0.42 million for the same period of 2009.  Largely driven by the improvement of gross margin from both connection fee revenue and gas sales, operating income achieved considerable improvement of 53.45% to $0.90 million compared to the operating income of $0.58 million for the same period of 2009.  However, that significant improvement of operating income was negated by the additions of amortization costs of convertible bonds. Excluding these non-cash non-operational items of amortization expense of convertible bonds in the total of $0.53 million, our adjusted net income in the second quarter of 2010 would have been $0.39 million.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

During the six months ended June 30, 2010, our net revenues were $12,873,879, representing an increase of 4.08% from the same period of last year, and gross profit was $4,030,399, representing an increase of 43.95% from the same period of   last year. During the six months ended June 30, 2010, our operating income was $1,843,366, representing a significant increase of 62.66% from the same period of 2009.
	For the 6 months ended June 30,
	2010	2009	Change
	US$	US$	%
Net Revenues	12,873,879	12,369,312	4.08%
Gross Profit	4,030,399	2,799,915	43.95%
Operating Income	1,843,366	1,133,266	62.66%
Net Income	-349,188	766,771	-145.54%
Gross Margin	31.31%	22.64%	38.31%
Net Margin	-2.71%	6.20%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the six months ended June 30, 2010 were $12,873,879, representing an increase of 4.08%, compared to $12,369,312 for the same period in 2009. The increase was due to the increases of connection fee revenue. During this period, we connected 13,694 new residential households to our gas distribution network, resulting in total connection fees of $4,828,051. Gas sales during the same period were $8,045,828. In comparison, we connected 10,096 new residential households to our gas distribution network in the same period of 2009, resulting in total connection fees of $4,152,176. Gas sales during the period were $8,217,136.
	For the 6 months ended June 30,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	12.87	100%	12.37	100%	4.08%
Connection Fees	4.83	38%	4.15	34%	16.28%
Gas Sales	8.05	62%	8.22	66%	-2.08%

Our net revenues for the six months ended June 30, 2010 increased by 4.08%, largely resulted from the following factors:

1.	Increase of connection fees from residential customers. We were able to connect more residential households during the first half of 2010, compared to the same period of last year.
2.
Slight decrease of gas sales. Gas sales to residential users continue to grow. However, that increase couldn’t fully offset the decrease of sales to industrial users. Lower sales from industrial users due to the following factors: (1) The severe weather conditions in China affected the logistics of gas delivery in the first quarter this year. Chinese government prioritized the delivery gas to residential users during the severe weather during this period. (2)There were adjustments of production lines in two of our industrials users, which caused the reduction of gas consumption in these two industrial users.

Connection Fees

Connection fees during the six months ended June 30, 2010 were $4.83 million, representing an increase of 16.28% over the same period of 2009, accounting for 38% of the total net revenue compared with approximately 34% for the same period in 2009. With regard to the source of connection fees, almost all connection fees came from the development of new residential users.
	For the 6 months ended June 30,
(in US$ millions)	20 10		2009		Change
	US$	%	US$	%	%
Connection Fees	4.83	100%	4.15	100%	16.28%
Residential Users	4.83	99.94%	4.07	98%	18.62%
Industrial Users	0.003	0.06%	0.08	2%	-96.53%

Gas Sales

Gas sales were $8.05 million during the six months ended June 30, 2010, accounting for 63% of total net revenue in 2010, representing a slight decrease of 2.08% over the same period of last year. During the six months ended June 30, 2010, gas sales to residential users increased 37.46% from $3.31 million in the same period of 2009 to $4.54 million in 2010. During the six months ended June 30, 2010, gas sales to industrial and commercial users decreased 28.72%, from $4.91 million in the same period of 2009 to $3.50 million in 2010.

	For the 6 months ended June 30,
	20 10		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	8.05	100%	8.22	100%	-2.08%
Residential Users	4.54	56%	3.31	40%	37.46%
Industrial and Commercial Users	3.51	44%	4.91	60%	-28.72%

Cost of Revenues

Cost of revenues for the six months ended June 30, 2010, which includes cost of connection and cost of gas sales, was $8.84 million, a decrease of 7.59%, from $9.57 million in the same period of 2009.

	For the 6 months ended June 30,
	20 10		200 9		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	8.84	100%	9.57	100%	-7.59%
Connection Cost	1.23	14%	1.63	17%	-24.59%
Gas Cost	7.61	86%	7.94	83%	-4.10%

Cost of Connection

The cost of connection decreased 24.59% to $1.23 million during the six months ended June 30, 2010 from $1.63 million for the same period in 2009. During the first half of last year 2009, we incurred higher cost of raw materials, parts, and installation and maintenance fees.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales decreased 4.10% to $7.61 million during the six months ended June 30, 2010 from the same period in 2009, when it was $7.94 million. We achieved improvement of delivery cost in the first half of 2010.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

During the six months ended June 30, 2010, gross profit was $4.03 million, an increase of approximately 43.95% from the same period of 2009. Gross profit from connection fees was $3.60 million for the six months of 2010, accounting for 89% of total gross profit. In comparison, gross profit from connection fees was $2.52 million for the six months of 2009, accounting for 90% of total gross profit. Gross profit from gas sales was $0.43 million, accounting for 11% of total gross profit, compared to $0.28 million, 10% of total gross profit in the same period of 2009.

	For the 6 months ended June 30,
	2010		2009		Ch ange
($ million)	US$	%	US$	%	%
Gross Profit	4.03	100%	2.80	100%	43.95%
Connection	3.60	89%	2.52	90%	42.68%
Gas	0.43	11%	0.28	10%	55.51%

Gross margin during six months ended June 30, 2010 was 31.31%, compared to 22.64% during the same period in 2009.

Gross margin for connection fees for the six months ended June 30, 2010 was 74.55%, compared to 60.76% during the same period of 2009. The decrease of cost of connection helped the improvement of gross margin.

Gross margin for sales of natural gas was 5.36% for the six months ended June 30, 2010, compared to 3.37% during the same period of 2009. The increase was due to improvement of delivery cost  for the six months ended June 30, 2010 .

Selling and Marketing Expenses

Our selling and marketing expenses in the six months ended June 30, 2010 were $ 0. 58 million , or approximately 4.52% of our net revenues, compared with $ 0 . 42 million, or approxim ately 3 . 4 % of net revenues for the same period in 2009.

General and Administrative Expenses and other expenses

General and administrative expenses were $1.61 million for the six months ended June 30, 2010, or approximately 12.47% of our net revenues, compared with $1.25 million, or approximately 10.07% of net revenues for the same period in 2009.  Professional fees are higher than the same period of 2009, we incurs approximately $100 thousand for engaging Ernst & Yong on SOX compliance and internal control in the first half of 2010.

Operating Income

The operating income for the six months ended June 30, 2010 was $1.84 million, representing an increase of 62.66%, compared to the operating income of $1.13 million in 2009. This is driven by the increase of connection fees, which have a higher gross margin, and improvement of gross margin from both connection fee revenue and gas sales.

Other Income (Expense)

Other Expense was $1.75 million for the six months ended June 30, 2010, compared with Other Expense of $0.09 million for the same period of 2009.  The significant increase was due to the amortization costs of convertible bonds and interest expense of convertible bonds. We closed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, debt issuance cost, etc. Included in interest expense of $1.75 million for the six months ended June 30, 2010, was $0.24 million convertible bonds coupon expense and $1.21 million non-cash flow amortization expense of convertible bonds.
Income tax

Income tax was $0.44 million for the six months ended June 30, 2010, compared to $0.27 million in 2009.

Net Income

Net loss in the six months ended June 30, 2010 was $0.35 million, compared with net income of $0.77 million in the same period in 2009.  Driven by the increase of connection fees, which have a higher gross margin, and improvement of gross margin from both connection fee revenue and gas sales, operating income achieved significant improvement of 62.66% to $1.84 million compared to the operating income of $1.13 million for the same period of 2009. However, that significant improvement of operating income was negated by the additions of amortization costs of convertible bonds. Excluding these non-cash and non-operational items of amortization expense of convertible bonds in the total of $1.21 million, our adjusted net income in the six months ended June 30, 2010 would have been $0.86 million.

Liquidity and Capital Resources

Cash and cash equivalents were $6.36 million as of June 30, 2010, a decrease of $3.46 million as compared to $9.82 million of cash and cash equivalents as of Dec. 31, 2009.

Cash used in operating activities for the six months ended June 30, 2010 was $1.67 million, a decrease of $4.48 million from $2.81 million sourced during the same period of 2009. Such decrease was mainly due to the decrease of net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the six months ended June 30, 2010 was  $4.31 million, an increase of $0.37 million from $3.94 million during the same period of 2009. Such increase was mainly due to the increase of property, plant & equipment, and construction in progress.

 Cash sourced in financing activities for the six months ended June 30, 2010 was $2.24 million.  We borrowed $2.24 million from local bank in the first quarter of 2010.

Accounts Receivable

Accounts receivable as of June 30, 2010 were $5.89 million, an increase of $0.85 million from $5.04 million as of December 31, 2009.

Notes Receivable

There is no Notes receivable as of June 30, 2009.

Inventory

Inventory of $0.53 million as of June 30, 2010 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2010 were $53.93 million, representing an increase of $1.83 million from $52.10 million as of December 31, 2009.  The table below is a breakdown of our fixed assets at cost:

	2010	2009
At Cost
Gas Pipelines	$45,303,790	$43,518,519
Motor Vehicles	5,798,783	5,775,903
Machinery & Equipment	1,490,233	1,482,599
Buildings	1,009,742	1,005,517
Leasehold Improvements	82,752	80,113
Office Equipment	244,956	238,673
Less Accumulated depreciation	(5,051,407)	(4,329,313)
	$48,878,849	$47,772,011

Bank Loans

Short-term Bank loans as of June 30, 2010 were $2.94 million, no change compared to that as of December 31, 2009.

Long-term Bank loans as of June 30, 2010 were $8.81 million, an increase of $2.23 million compared to $6.58 million as of December 31, 2009. We borrowed additional loan of $2.23 million in the first quarter of 2010.

Accounts Payables

Accounts payables as of June 30, 2010 was $7.32 million, a decrease of $1.24 million from that as of December 31, 2009.

Other Payables

Other payables - current as of June 30, 2010 were $2.60 million, a decrease of $3.74 million from that as of December 31, 2009.  $1.99 Million was reclassified from Other Payable – current to Other Payable – non-current in the second quarter of this year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 16, 2010	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer