Form 10-Q
period 2010-09-30
Sino Gas International Holdings, Inc.
filed 2010-11-15
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐  No ☒
As of November 15, 2010, the Registrant had 27,312,636 shares of common stock outstanding.

Sino Gas International Holdings, Inc.
Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Sino Gas International Holdings, Inc.

To:  The Board of Directors and Stockholders of
  Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 4, 2010	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

		9/30/2010	12/31/2009
ASSETS
Current Assets	Notes
Cash & cash equivalents	2(e)	$3,708,714	$9,820,890
Restricted cash	3	-	126,400
Notes receivable		-	351,021
Accounts receivable	2(f),4	6,426,524	5,036,609
Inventory		1,115,042	416,931
Advance to suppliers	2(g)	5,097,456	4,814,420
Prepayment and others		724,901	446,840
Other receivables	2(f)	2,293,646	1,686,115
Total Current Assets		19,366,283	22,699,226

Non-Current Assets
Investment	2(h),5	7,177,354	7,031,333
Property, plant & equipment, net	2(j),6	49,318,297	47,772,011
Construction in progress	2(l)	18,430,433	13,357,395
Intangible assets, net	2(k),7	2,248,347	2,217,699
Total Non-current Assets		77,174,431	70,378,438
Total Assets		$96,540,714	$93,077,664

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	8	$2,985,921	$2,925,174
Accounts payable		6,998,869	8,560,120
Other payables – current	9(a)	2,922,571	6,339,571
Accrued liabilities		92,469	453,335
Unearned revenue	2(m)	1,532,575	620,860
Total Current Liabilities		14,532,405	18,899,060

Non-current Liabilities
Long-term bank loans	8	8,957,764	6,581,641
Non-current Convertible Bonds	10	5,486,499	4,329,101
Other payables - non-current	9(b)	2,019,692	-
Total Non-current Liabilities		16,463,955	10,910,742
Total Liabilities		$30,996,360	$29,809,802

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

		9/30/2010	12/31/2009
	Notes
STOCKHOLDERS' EQUITY
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,409,097 and 4,579,839 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively.	11	$4,410	$4,580
Additional paid in capital - Preferred Stock B		5,125,488	5,323,972

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of September 30, 2010 and December 31, 2009.	11	95	95
Additional paid in capital - Preferred Stock B-1		132,662	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 27,312,636 and 26,769,313 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively.	11	27,312	26,769
Additional paid in capital - Common Stock		23,045,495	22,513,732

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		-	107,652
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2(v)	4,626,982	4,612,191
Retained earnings		14,804,529	14,143,089
Accumulated other comprehensive income	2(x)	9,100,144	7,725,883
Total Stockholders' Equity		65,544,354	63,267,862

Total Liabilities & Stockholders' Equity		$96,540,714	$93,077,664

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three-month and nine-month periods ended September 30, 2010 and 2009

(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Sales revenues	2(p)	$8,097,341	$6,988,621	$20,971,220	$19,357,933
Cost of revenues		(4,923,438)	(4,505,070)	(13,766,918)	(14,074,466)
Gross Profit		3,173,903	2,483,551	7,204,302	5,283,466

Operating Expense
Selling expense		(567,781)	(288,766)	(1,149,685)	(709,256)
General and administrative expense		(749,396)	(656,168)	(2,354,525)	(1,902,328)
Total operating expense		(1,317,177)	(944,935)	(3,504,210)	(2,611,584)

Operating Income		1,856,726	1,538,616	3,700,092	2,671,882

Other Income/(Expense)
Other income		2,099	83,000	12,394	94,206
Other expense		(4,589)	(11,178)	(26,087)	(33,493)
Interest income		3,011	941	12,050	4,019
Interest expense		(436,223)	(96,264)	(2,182,773)	(180,824)
Total other income/(expense)		(435,702)	(23,501)	(2,184,416)	(116,092)

Income before tax		1,421,024	1,515,116	1,515,676	2,555,790

Income tax	2(r),12	(395,166)	(306,479)	(839,007)	(580,383)
Gain/(loss) from discontinued operation, net of tax	17	(439)	-	(439)	-

Net income		$1,025,418	$1,208,636	$676,230	$1,975,407

Earnings per share	2(z),13
- Basic		$0.038	$0.045	$0.025	$0.076
- Diluted		$0.035	$0.038	$0.025	$0.064

Weighted Average Shares Outstanding
- Basic		27,090,770	26,769,313	26,899,913	26,058,202
- Diluted		36,514,909	31,444,570	26,899,913	30,733,459

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B	Shares Outstanding	Amount	Additional Paid In Capital-Preferred Stock B-1	Shares Outstanding	Amount	Additional Paid In Capital-Common Stock

Balance at January 1, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	1,500,000	1,500	(1,500)
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	(681,072)
Issuance of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriate of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(170,742)	(170)	(198,484)	-	-	-	170,742	170	198,484
Conversion of Convertible Bonds into Common Stock	-	-	-	-	-	-	322,581	323	199,677
Shares based compensation	-	-	-	-	-	-	50,000	50	25,950
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at September 30, 2010	4,409,097	4,410	5,125,488	95,418	95	132,662	27,312,636	27,312	23,045,495

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

	Common Stock
	Additional Paid in Capital-Warrants Series: A,B,J,C,D	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Additional Paid in Capital-Convertible Bonds Detachable Warrants	Additional Paid in Capital-Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862

Balance at January 1, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862
Net Income	-	-	-	-	-		676,230	-	676,230
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds into Common Stock	-	-	-	-	-	-	-	-	200,000
Shares based compensation	-	-	-	-	-	-	-	-	26,000
Expiration of Warrants F&R	-	-	(107,652)	-	-	-		-	-
Appropriation of Retained Earnings	-	-	-	-	-	14,791	(14,791)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	1,374,260	1,374,260
Balance at September 30, 2010	311,110	47,946	-	223,367	8,094,814	4,626,982	14,804,529	9,100,144	65,544,354

	12/31/2009	9/30/2010	Total
Comprehensive Income
Net Income	$4,047,584	$676,230	$4,723,814
Other Comprehensive Income
Foreign Currency Translation Adjustment	49,039	1,374,260	1,423,299
Total	$4,096,623	$2,050,490	$6,147,113

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three-month and nine-month periods ended September 30, 2010 and 2009
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Cash Flows from Operating Activities
Net Income	$1,025,418	$1,208,636	$676,230	$1,975,407
Shares base compensation	26,000	-	26,000	-
Depreciation expense	482,168	337,328	1,204,262	756,862
Loss/(gain) from discontinued operation	439	-	439	-
Amortization expense of intangible assets	12,468	8,653	29,333	42,547
Amortization expense of convertible bonds	147,449	-	1,357,398
Withdraw/(deposit) in restricted time deposits	-	21,683	126,400	72,420
Decrease/(increase) in accounts and other receivables	(1,086,267)	4,140,180	(1,646,425)	5,067,040
Decrease/(increase) in inventory	(584,044)	(83,605)	(698,110)	(22,220)
Decrease/(increase) in prepaid expenses	(860,233)	13,514	(561,098)	(1,322,692)
Increase/(decrease) in accounts and other payables	609,493	(251,509)	(2,407,708)	1,636,273
Cash Sourced/(Used) in Operating Activities	(227,111)	5,394,880	(1,893,279)	8,205,638

Cash Flows from Investing Activities
Disposal of discontinued operation	74	-	74	-
Increase of investment in equity	(116,998)	(176,553)	(146,534)	(183,637)
Purchase of property, plant & equipment	(921,616)	(5,845,643)	(2,750,548)	(7,531,104)
Increase of goodwill	(39,105)	(1,769)	(39,105)	(4,074)
Purchase of other intangible assets	(16,312)	(10,113)	(20,876)	(147,098)
Decrease/(increase) in construction in progress	(2,623,722)	609,251	(5,073,038)	(1,501,673)
Cash Sourced/(Used) in Investing Activities	(3,717,679)	(5,424,827)	(8,030,027)	(9,367,585)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	193,840	2,308	2,436,870	5,313
Cash Sourced/(Used) in Financing Activities	193,840	2,308	2,436,870	5,313

Net increase in cash & cash equivalents for the periods	(3,750,950)	(27,640)	(7,486,436)	(1,156,635)

Effect of currency translation	1,098,954	87,368	1,374,260	43,062
Cash & cash equivalents at the beginning of periods	6,360,710	1,854,242	9,820,890	3,027,543

Cash & cash equivalents at the end of periods	$3,708,714	$1,913,970	$3,708,714	$1,913,970

Supplementary cash flows information
Interest received	$3,011	$1,412	$12,050	$4,019
Interest paid	290,107	96,264	826,708	180,824
Income tax paid	395,166	306,479	839,007	580,383

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Ltd. (“GIC”), an International Business Company incorporated in the British Virgin Islands, and its wholly-owned subsidiaries, involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of GIC in exchange for all of the issued and outstanding shares of GIC.  For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. The Company owns and operates natural gas distribution systems in 35 small and medium size cities serving approximately 167,750 residential and seven industrial customers. The Company’s facilities include approximately 1040 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 110,000 cubic meters of natural gas.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

The Company owned its subsidiaries soon after its inception and continued to acquire and own the equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2010.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000
Hebei Weiye Gas Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270
Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

For goodwill, impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.  Based on the impairment tests performed, there was no impairment of goodwill for the nine months ended September 30, 2010.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

(l) Construction in Progress

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs comprise of direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages, and other overhead.  Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses.  The Group builds city main pipeline network and branch pipeline network to make gas connection to resident users, industrial and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

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

	9/30/2010	12/31/2009
Years end RMB : US$ exchange rate	6.6981	6.8372
Average yearly RMB : US$ exchange rate	6.8164	6.8409

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the nine months ended September 30, 2010.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

(y) Recent Accounting Pronouncements

In June 2009, FASB issued ASC 860, Transfers and Servicing, and ASC 810, Consolidation, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).  The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued ASC 105, Accounting Standards Codification (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the US GAAP hierarchy to two levels: one that is authoritative (in ASC) and one that is non-authoritative (not in ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative US GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992.  Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (“EITF”) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Accounts Receivable
	9/30/2010	12/31/2009
Gross accounts receivable	$6,491,439	$5,087,484
Allowance for bad debt	(64,914)	(50,875)
Net accounts receivable	$6,426,524	$5,036,609

Allowance for Bad Debt
	9/30/2010	12/31/2009
Beginning balance	$50,875	$35,794
Addition	14,039	15,081
Reversal	-	-
Ending balance	$64,914	$50,875

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Accounts Receivable Aging Report
	9/30/2010	12/31/2009
<30 Days	$4,072,606	$3,639,712
30-60 Days	105,145	276,004
60-90 Days	73,445	118,704
90-180 Days	647,911	422,179
180-360 Days	1,166,794	446,515
>360 Days	425,538	184,370
Total	$6,491,439	$5,087,484

The following are the ten most significant accounts receivable at September 30, 2010:

Jiangsu Zhonghuang Real Estate Co., Ltd	$674,009
Baishan Huixin Real Estate Co., Ltd	619,085
Hebei Zhonggang Steel, Ltd.	610,489
Baishan Xingda Real Estate Co., Ltd.	425,576
Baishan Yongsheng Real Estate Co., Ltd.	356,784
Baishan Lixia Real Estate Co., Ltd.	326,072
Jiangsu Zhongzheng Zhiye Ltd.	265,126
Shengcheng Real Estate Co., Ltd.	214,701
Jiangshu Shouyi Zhiye Co., Ltd.	196,677
Hebei Haitian Real Estate Co., Ltd.	189,683
Total	$3,878,202

5.	INVESTMENT

Ref.		9/30/2010	12/31/2009
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$5,400,731	$5,290,855
(2)	Qujing Gas Co., Ltd.	1,746,764	1,711,227
(3)	China Construction Bank	29,859	29,251
	Total	$7,177,354	$7,031,333

(1).
The Company invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $5,400,731 investment as of September 30, 2010 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ prior years operation results.

The following tabulation presented the condensed balance sheets and statements of income of Xiangke Oil Gas as of and for the year ended December 31, 2009.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

(2).
Along with two local partners in Qujing city, the second largest city in Yunnan province of P.R.C, the Company established Qujing Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). The Company’s investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas. Since Qujing Gas has not finished the required registration procedures with local government, there was no business activity during the first three quarters of 2010.

(3).	The investment of $29,859 (RMB 200,000) with China Construction Bank was a long-term investment fund.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the followings at September 30, 2010 and December 31, 2009:

9/30/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$45,268,608	$2,934,933	$42,333,675
Motor Vehicles	5,901,486	1,810,887	4,090,599
Machinery & Equipment	1,522,892	336,200	1,186,692
Buildings	1,822,746	274,947	1,547,799
Leasehold Improvements	82,752	63,418	19,334
Office Equipment	253,388	113,190	140,198
Total	$54,851,872	$5,533,575	$49,318,297

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

12/31/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$43,518,519	$2,228,672	$41,289,847
Motor Vehicles	5,775,903	1,506,012	4,269,891
Machinery & Equipment	1,482,599	267,076	1,215,523
Buildings	1,005,517	176,335	829,182
Leasehold Improvements	80,113	59,409	20,704
Office Equipment	238,673	91,809	146,864
Total	$52,101,324	$4,329,313	$47,772,011

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under a 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the nine months and twelve months ended September 31, 2010 and December 31, 2009 were $1,204,262 and $1,179,860 respectively.

7.	INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009:

9/30/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$500,624	$59,541	$441,083
Franchises	410,564	380,394	30,170
Accounting Software	93,874	33,860	60,014
Goodwill	1,717,080	-	1,717,080
	$2,722,142	$473,795	$2,248,347

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

8.	LOANS

a. SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2010	12/31/2009
Bank of Dalian - Beijing Branch	12/24/2010	5.31%	$2,985,921	$2,925,174
Total			$2,985,921	$2,925,174

The loans provided by Bank of Dalian were secured by Beijing Chenguang Gas, Ltd.’s registered capital of $2,925,174 (RMB 20,000,000), CEO Mr. Liu Yuchuan’s and COO Mr. Zhou Zhicheng’s properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

b. LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2010	12/31/2009
China Construction Bank - Zhongguancun Branch	12/14/2011	5.94%	$4,478,882	$4,387,761
China Development Bank - Beijing Branch	12/24/2012	5.40%	2,239,441	2,193,880
China Development Bank - Beijing Branch	3/22/2013	5.40%	2,239,441	-
Total			$8,957,764	$6,581,641

The Company obtained the loans from Construction Bank of China and China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Zhongran Weiye Gas’ subsidiaries to the Guarantor and was required to pay 2% of the outstanding loans as financial service to the guarantor per annum. Because the Company lacked the favorable credit history to directly establish credit facility with the banks, the pursuance of a credit collateralization from guarantor was a financing solution of choice.

The loan from China Development Bank was securitized by the CEO Mr. Liu Yuchuan’s personal real property, which carried a $403,099 (RMB 2,700,000) loan mortgage. Because the bank required the mortgage to be settled before it collateralized on it, the Company paid the mortgage on behalf of the CEO. This receivable was interest free. Mr. Liu Yuchuan was required to make the entire principle payment in 30 months.

9.	OTHER PAYABLES

(a).             Current other payables consisted of the following at September 30, 2010 and December 31, 2009:

Ref.		9/30/2010	12/31/2009
(1)	Amount due to Employees	$562,521	$1,219,131
(2)	Tax Payable	430,005	695,890
(3)	Payables to Subcontractors	1,930,045	2,247,036
(4)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	-	2,177,514
	Total	$2,922,571	$6,339,571

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

1.
Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

2.	The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

3.	All the payables to subcontractors were unbilled liabilities.

4.	The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

(b).             Non-current other payables at September 30, 2010 and December 31, 2009:

Ref.		9/30/2010	12/31/2009
(1)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	$2,019,692	$-
	Total	$2,019,692	$-

1.
After assessment of the installment, the Company does not believe the obligation to be satisfied within one year from September 30, 2010. Therefore, the Company reclassifies this payable to long-term liability.

10.	CONVERTIBLE BONDS AND BOND WARRANTS

a.           $5,349,982 Convertible Bond with 3,451,601 Detachable Warrants

On November 30, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $5,349,982 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 8,629,003 shares of the Company’s common stock and (ii) 3,451,601 warrants to purchase an aggregate of 3,451,601 shares of the Company’s common stock, which will expire in November 30, 2012 (the “Warrants”).

b.           $692,984 Convertible Bond with 447,086 Detachable Warrants

On December 23, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $692,984 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 1,117,716 shares of the Company’s common stock and (ii) 447,086 warrants to purchase an aggregate of 447,086 shares of the Company’s common stock, which will expire in December 23, 2012 (the “Warrants”).

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Pledge Agreement and Guaranty
The Bonds are secured by the pledge of 100% of the shares of the Company’s wholly owned subsidiary, Gas Investment China Co., Ltd., and a guaranty from Mr. Liu Yuchan, the chairman of the board of directors and CEO of the Company.

Event of Default
Upon an event of default in any payment of interest or principal of the Bonds, the principal, accrued and unpaid interest, and any additional amounts owing in respect of the Bonds, will be due and payable at the option of the bondholders. In addition, the bondholders have the right to convert these notes and then all accrued and unpaid interest at any time.

Redemption

Bondholders may require the Company to repurchase the Bonds in whole or in part at an amount equal to 100% of the aggregate principal amount of the notes plus a premium such that the total cash yield to maturity of the note is 15% per annum, upon the occurrence of any change of control transaction or if the Company’s common stock ceases to be quoted for trading or listed for trading on either the OTC Bulletin Board or a subsequent market and such delisting is not cured within 30 days.

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

The convertible bonds payable, net consisted of the followings:

		9/30/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	40,230	8,841	49,071
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	113,251	18,189	131,440
(8)	Accretion of Interest Discount - Redemption	252,572	28,966	281,538
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$4,873,318	$613,181	$5,486,499

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

(9).	Principle of $200,000 was converted into 322,581 shares common stock on August 24, 2010

Included in interest expense of $2,182,773, was $362,578 convertible bonds coupon expense and $1,357,398 presenting 62.19% non-cash flow amortization expense of convertible bonds.

11.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 27,312,636 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,409,097 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 27,312,636 shares of common stock issued and outstanding at September 30, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah.  The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at September 30, 2010, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,409,097 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal Counsel & Other Related Expenses	(426,978)	-	(146,374)	(232,028)
Paid to Transfer Agent	-	(10,000)	-	-
Used to Purchase Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at September 30, 2010.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	27,312,636
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,409,097
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
IR CCG Elite’s Option	$3.00	48 Months	11/1/2010	100,000	$0.92
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

271,074 and 271,074 shares Series F and R warrants have been expired on September 6, 2010.

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

	Warrants A	Warrants C	Warrants G	CCG Elite’s Option	5.3M CB Warrants	692K CB Warrants
Weighted-average fair value of warrants	$0.70	$0.81	$0.44	$0.92	$0.05	$0.11
Strike price	$3.84	$3.38	$3.84	$3.00	$0.744	$0.744
Risk-free interest rate	4.18%	4.18%	4.18%	4.18%	1.12%	1.51%
Expected volatility	40.00%	40.00%	40.00%	40.00%	12.84%	12.84%
Years to maturity	5.00	5.00	4.00	4.00	3.00	3.00

Since there is no net cash settlement arrangement for the warrants, they should be classified as equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value should not be recognized.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at September 30, 2010:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,662	$12,654	4,064,862	46.33%
Minority Investor	-	-	-	-	3,428,551	3,428	747,457	12.56%
Private Placement - Investor	4,409,097	4,410	95,418	95	11,230,423	11,230	23,850,383	41.12%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,409,097	$4,410	95,418	$95	27,312,636	$27,312	36,757,516	100%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

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

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the nine month periods ended September 30, 2010 and 2009 respectively.

	9/30/2010	9/30/2009
Provision for income tax - PRC subsidiaries	$839,007	$773,580
Tax exemption - granted by PRC government	-	(193,197)
Income tax	$839,007	$580,383

Income before taxes and provision for taxes consisted of the following for the nine month periods ended September 30, 2010 and 2009:

	9/30/2010	9/30/2009
Income (loss) before taxes:
US	$(2,051,379)	$(184,143)
BVI	(214,268)	(115,890)
PRC	3,781,323	2,855,823
Total income before tax	1,515,676	2,555,790

Provision for taxes:
US Federal	-	-
US State	-	-
PRC	839,007	580,383
Total provision for taxes	$839,007	$580,383
Effective tax rate	55.36%	22.71%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

13.	SEGMENT INFORMATION

The Company has contracted with customers usually in two revenue segments: the construction and installation of gas facilities and the subsequent sales of gas to the customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue recognition and are distinct from each other for the relevant cost-and-revenue to be incurred. Hence, separate calculation and subsequent payment of fees for each respective business without any interdependence are made in this respect.

For management purposes, the company is currently organized into two major operating divisions - gas pipeline construction (installation of gas facilities) and sales of piped gas. These principal operating activities are the basis on which the Company reports its primary segment information.

Financial Position Segment Report
As of September 30, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$11,794,262	$6,427,918	$1,144,103	$19,366,283
Non-Current Assets	27,223,468	49,950,963	-	77,174,431
Total Assets	$39,017,730	$56,378,881	$1,144,103	$96,540,714

Liabilities
Current Liabilities	$1,783,135	$12,656,802	$92,468	$14,532,405
Non-current Liabilities	2,033,072	14,430,883	-	16,463,955
Total Liabilities	3,816,207	27,087,685	92,468	30,996,360

Net Assets	$35,201,523	$29,291,196	$1,051,635	$65,544,354

Liabilities & Equities	$39,017,730	$56,378,881	$1,144,103	$96,540,714

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Operation Result Segment Report
For the nine-month ended September 30, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$17,798,043	$9,700,002	$(6,526,825)	$20,971,220
Cost of Revenue	(16,908,410)	(3,385,333)	6,526,825	(13,766,918)
Gross Profit	889,633	6,314,669	-	7,204,302

Operating Expense	(365,303)	(2,592,941)	(545,966)	(3,504,210)
Operating Income/(Loss)	524,330	3,721,728	(545,966)	3,700,092

Other Income/(Loss)	(269,746)	(194,990)	(1,719,680)	(2,184,416)
Earnings before tax	254,584	3,526,738	(2,265,646)	1,515,676

Income tax	(56,488)	(782,520)	-	(839,007)
Gain/(loss) from discontinued operation, net of tax	-	-	(439)	(439)

Net Income	$198,097	$2,744,218	$(2,266,085)	$676,230

Financial Position Segment Report
As of December 31, 2009

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,361,628	$8,090,196	$2,247,402	$22,699,226
Non-Current Assets	27,839,832	42,538,606	-	70,378,438
Total Assets	40,201,460	50,628,802	2,247,402	93,077,664

Liabilities
Current Liabilities	1,695,239	16,762,395	441,426	18,899,060
Non-current Liabilities	1,002,095	9,908,647	-	10,910,742
Total Liabilities	2,697,334	26,671,042	441,426	29,809,802

Net Assets	37,504,126	23,957,760	1,805,976	63,267,862

Liabilities & Equities	$40,201,460	$50,628,802	$2,247,402	$93,077,664

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

Operation Result Segment Report
For the nine-month ended September 30, 2009

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

14.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

		Three Months Ended		Nine Months Ended
	Ref	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Net Income		$1,025,418	$1,208,636	$676,230	$1,975,407
Preferred Dividends		-	-	-	-
Constructive Preferred Dividends		-	-	-	-
Income Available to Common Stockholders for Basic EPS		1,025,418	1,208,636	676,230	1,975,407

Interest Expense for Convertible Bonds, net of tax		268,308	-	-	-
Income Available to Common Stockholders for Diluted EPS		$1,293,727	$1,208,636	$676,230	$1,975,407

Original Shares		26,769,313	25,269,313	26,769,313	25,269,313
Addition to Common Stock		321,457	1,500,000	130,600	788,889
Basic Weighted Average Shares Outstanding		27,090,770	26,769,313	26,899,913	26,058,202

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	4,579,839	-	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	95,418	-	95,418
Addition to Common Stock from Conversion of Convertible Bonds	(3)	9,424,139	-	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-	-	-
Diluted Weighted Average Shares Outstanding		36,514,909	31,444,570	26,899,913	30,733,459

Earnings Per Share
- Basic		$0.038	$0.045	$0.025	$0.076
- Diluted		$0.035	$0.038	$0.025	$0.064

Weighted Average Shares Outstanding
- Basic		27,090,770	26,769,313	26,899,913	26,058,202
- Diluted		36,514,909	31,444,570	26,899,913	30,733,459

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

(1).	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the three months and nine months ended September 30, 2010.

(2).	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the three months and nine months ended September 30, 2010.

(3).
The average price of the Company’s common stock was $0.71 for the nine months ended September 30, 2010, which was higher than the conversion price $0.62 of the convertible bonds; however the conversion of the convertible bonds to common stock would have been anti-dilutive; therefore, they have been excluded from diluted earnings per share.

(4).	The exercise of warrants to common stock was anti-dilutive for the three months and nine months ended September 30, 2010 and 2009.

15.	CONTINGENT LIABILITIES

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

b.
On September 14, 2009, the IRS of the United States charged the Company a $270,000 penalty for the failure to file timely Form 5471 on December 31, 2007 tax return. However, the Company did not believe it should be subject to this liability because of the fact that the Company was only a holding company. It did not have any tax liability for the year 2007. The Company appealed the penalty by filing a protest letter to the IRS on February 12, 2010. On September 28, 2010, the Company received a notice of determination letter from IRS to waive the penalty.

16.	SHARE BASED COMPENSATION

For the nine months ended September 30, 2010, the Company recorded an expense of $26,000 under the general and administrative account for the issuance of 50,000 common shares at $0.52 per share on July 7, 2010. The shares were issued to investor relation firm for services rendered in connection with the investor relationship activities.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the three-month and nine-month periods ended September 30, 2010 and 2009

17.	DISCONTINUED OPERATION

The Company closed operation of its wholly-owned subsidiary Guyuan Gas Co., Ltd. in July 2010. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (FASB ASC360), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss of $439 was recorded in the Company’s statement of operations for the nine months ended September 30, 2010. The following table is a summary of Guyuan Weiye Gas Co., Ltd.’s financial position and result of operations as of and for the nine months ended September 30, 2010.

Guyuan Weiye Gas Co., Ltd.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$-
Current assets	$28,814	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	28,814
		Operating Income	-
Liabilities
Current liabilities	-	Income tax	-
Total liabilities	-	Loss from discontinued operation, net of tax	(439)

Net Assets	$28,814	Net Income	$(439)

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

Economic & Industrial Trend

We generate revenue from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas. Our connection activities are closely linked to the development of the real estate industry in our targeted cities in China, given the fact that almost all of our connection fees are from new residential apartments. Natural gas facilities in new apartments are often required by local governments, which aim to promote the use of natural gas to improve local residents’ quality of life.

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and the property market. These policies, together with the worldwide financial crisis in 2008, has resulted a slowdown of the real estate market in China and our business, in turn, had been affected in 2008. Starting from 2008, in response to a slowdown in its economy in that year, the Chinese government implemented a wide range of initiatives that prioritized the boosting of the overall economy. The key components of the central government’s spending are infrastructure and clean energy. This stimulus aided in the continuity of increase of both connection fees and gas sales in our business. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced the increased activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities.  The new initiatives from the government have resulted in lower transaction volumes in recent months.

Even with the ups and downs of the Chinese real estate market in the past two years, we believe that the future growth trend of the real estate market will not change because of the continuous urbanization in China. Moreover, the Chinese government continues to strongly support the use of clean energy, particularly natural gas, at both the national and local government levels.

There are three pillars in the Chinese economy: domestic consumption (both private and public), net exports, and domestic investment. The Chinese Government’s RMB 4 trillion stimulus package has made great impacts on China's domestic production and investments in the past year. In 2009, GDP growth rebounded to 7.9 percent in the second quarter from 6.1 percent in the first quarter, which represented a 10-year low. In the third quarter and fourth quarter, China’s economic growth accelerated to 9.1 percent and 10.7 percent, respectively. China GDP grew by 8.7 percent in 2009, exceeding the targeted 8%. The GDP growth remains strong in 2010. China's GDP grew 11.9% and 10.3% in the first and second quarters of 2010, respectively, from the same periods of 2009. China’s GDP increased by 9.6% during the third quarter of 2010.

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

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 300,000)- to medium (population between 300,000 to 1,000,000)-sized cities. We are exploring potential project targets. The size of the projects varies from small-sized cities to medium-sized cities. Many small-sized city markets are still untapped or undeveloped. The development of these markets is  considered major growth components of the Company.

Most medium-sized and large-sized cities have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have material impact on the Company, increasing the Company’s assets and revenues significantly. The Company intends to raise money for accretive acquisitions when they become available.

Material Challenges

Numerous small- to medium-sized cities left undeveloped, but competition is growing as there are many small new players in the market attracted by the profitability and growth potential of the business. In addition, we are also facing competition from stronger competitors, as large-sized city markets are becoming saturated and our competitors are beginning to expand into smaller cities.

We are facing limited opportunities in developing into first-tier cities in China, as most of them have already been taken by other large gas distributors, such as Xin’ao Gas Co. Ltd (largest in China) in the past decade.

In addition, potential users in small- and medium-sized cities need to be educated in the benefits of natural gas. This is especially true for new markets where there is no use of natural gas. Small cities where residents depend more on coal tend to be more reluctant in the use of new energies than large cities.

China’s energy market is highly regulated by the government with regard to purchase price and sale price of natural gas. Whenever there is an adjustment to purchase price by the government, gas distributors would increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind that in the international markets. The Chinese government has seldom adjusted natural gas and we cannot rule out the possibilities of an increase of natural gas prices by the government in the future. Although we can adjust the sale price accordingly after the increase of purchase prices, passing the increase to end users, this adjustment would make natural gas more expensive as compared to other alternative energies. Thus, this increase of price may adversely affect our business development.

Risks in Short-Term and Long-Term Periods

In each of the cities we are developing and aiming to develop, the real estate market is the major factor that impacts us. Most of our residential customers are new home buyers. If the real estate market turns downward, the demands for new homes would decrease, resulting in fewer natural gas connections, and thus negatively impacting our business.

To reduce the Company’s dependence on connection fees, the Company is exploring opportunities to diversify its business by expanding into related areas, such as pipeline and gas station businesses. However, we do not expect to develop into these areas on a large scale in the near future.

Liquidity and Capital Resources

Natural gas distribution is a capital-intensive industry that requires large amounts of capital for the construction of pipelines and gas stations and the purchase of transportation vehicles. Without the necessary capital, the Company would be constrained by inadequate capital when developing into larger cities or engaging in merger and acquisition activities, and would require additional fundraising to finance such business activities.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

During the three months ended September 30, 2010, net revenues were $8,097,341, representing an increase of 15.86 % from the same period of last year.  Gross profit for the three months ended September 30, 2010 was $3,173,903, representing an increase of 27.80% from the same period of last year.  Our operating income for the three months ended September 30, 2010 was $1,856,726, representing an increase of 20.68% from the same period of 2009.

	For the 3 months ended September 30,
	2010	2009	Change
	US$	US$
Net Revenues	8,097,341	6,988,621	15.86%
Gross Profit	3,173,903	2,483,551	27.80%
Operating Income	1,856,726	1,538,616	20.68%
Net Income	1,025,418	1,208,636	-15.16%
Gross Margin	39.20%	35.54%	10.30%
Net Margin	12.66%	17.29%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the three months ended September 30, 2010 were $8,097,341, compared to $6,988,621 for the same period in 2009, representing an increase of 15.86%. The increase was due to the increase of both gas sales and connection fees. During this period, we connected 9,878 new residential households to our gas distribution network, resulting in total connection fees of $3,478,985.  Gas sales during the three months ended September 30, 2010 were $4,618,335. In comparison, we connected 7,239 new residential households to our gas distribution network for the same period in 2009, resulting in total connection fees of $3,339,462. Gas sales during the same period in 2009 were $3,646,312.
	For the 3 months ended September 30,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	8.10	100%	6.99	100%	15.86%
Connection Fees	3.48	43%	3.34	48%	4.09%
Gas Sales	4.62	57%	3.65	52%	26.66%

Connection Fees

Connection fees during the three months ended September 30, 2010 were $3.48 million, representing an increase of 4.09% from the same period of 2009, accounting for 43% of the total net revenue in the three months ended September 30, 2010 as compared with approximately 48% of the total net revenue for the same period in 2009. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended September 30,
(in US$ millions)	2010		2009		Change
	US$	%	US$	%	%
Connection Fees	3.48	100%	3.34	100%	4.09%
Residential Users	3.48	100%	3.339	99.91%
Industrial Users	0.00	0%	0.03	0.09%

Gas Sales

Gas sales were $4.62 million during the three months ended September 30, 2010, accounting for 57% of total net revenue for the three months ended September 30, 2010, representing an increase of 26.66% over the same period of 2009. Gas sales to residential users increased 54.23% to $2.23 million for the three months ended September 30, 2010 from $1.45 million in the same period of 2009. Gas sales to industrial and commercial users increased 8.48% to $2.39 million for the three months ended September 30, 2010 from $2.2 million in the same period of 2009.
	For the 3 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	4.62	100%	3.65	100%	26.66%
Residential Users	2.23	48%	1.45	40%	54.23%
Industrial and Commercial Users	2.39	52%	2.20	60%	8.48%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2010, which includes cost of connection and cost of gas sales, was $4.92 million, representing an increase of 9.29% from $4.51 million in the same period of 2009.

	For the 3 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	4.92	100%	4.51	100%	9.29%
Connection Cost	0.76	16%	1.04	23%	-26.80%
Gas Cost	4.16	84%	3.46	77%	20.16%

Cost of Connection

The cost of connection decreased 26.80% to $0.76 million during the three months ended September 30, 2010 from $1.04 million for the same period in 2009. During the three months ended September 30, 2010, we incurred lower costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2009.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 20.16% to $4.16 million during the three months ended September 30, 2010 from $3.46 million for the same period in 2009. This increase in cost of gas sales is largely due to the increase of gas sales during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended September 30, 2010, gross profit was $3.17 million, representing an increase of approximately 27.80% from the same period of 2009. Gross profit from connection fees was $2.72 million for the three months ended September 30, 2010, accounting for 86% of total gross profit. In comparison, gross profit from connection fees was $2.3 million for the three months ended September 30, 2009, accounting for 93% of total gross profit for the three months ended September 30, 2009. Gross profit from gas sales was $0.45 million for the three months ended September 30, 2010, accounting for 14% of total gross profit, compared to $0.18 million, accounting for 7% of total gross profit, in the same period of 2009.

	For the 3 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gross Profit	3.17	100%	2.48	100%	27.80%
Connection	2.72	86%	2.30	93%	18.11%
Gas	0.45	14%	0.18	7%	148.63%

Gross margin during the three months ended September 30, 2010 was 39.20%, compared to 35.54% during the same period in 2009.

Gross margin for connection fees for the three months ended September 30, 2010 was 78.05%, compared to 68.79% in the same period of 2009.

Gross margin for sales of natural gas was 9.93% for the three months ended September 30, 2010, compared to 5.06% during the same period of 2009.

Selling and Marketing Expenses

Our selling and marketing expenses in the three months ended September 30, 2010 were $0.57 million, approximately 7.01% of our net revenues, compared with $0.29 million or 4.13% of our net revenues in the same period of 2009.

General and Administrative Expenses and Other Expenses

General and administrative expenses were $0.75 million for the three months ended September 30, 2010, approximately 9.25% of our net revenues, compared with $0.66 million, or approximately 9.39% of net revenues for the same period in 2009.

Operating Income

The operating income for the three months ended September 30, 2010 was $1.86 million, representing an increase of 20.68%, compared to the operating income of $1.54 million for the same period of 2009.  This increase was driven by the increase of sales and the improvement of gross margin from both connection fee revenue and gas sales during this period.

Other Income (Expense)

Other expense was $0.44 million for the three months ended September 30, 2010, compared with other expense of $0.02 million for the same period of 2009.  The significant increase was due to the amortization costs of convertible bonds and interest expense of convertible bonds. We completed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, and debt issuance cost. Included in our interest expense of $436,233, was $120,859 of convertible bonds coupon expense and $147,449 of non-cash flow amortization expense of convertible bonds.

Income tax

Income tax was $0.40 million for the three months ended September 30, 2010, compared to $0.31 million for the same period of 2009.

Net Income

Net income for the three months ended September 30, 2010 was $1.03 million, compared with net income of $1.21 million for the same period of 2009.   Driven by the increase of sales, and improvement of gross margin from both connection fee revenue and gas sales, operating income achieved an improvement of 20.68% to $1.86 million compared to the operating income of $1.54 million for the same period of 2009.  However, the increase in operating income was offset by the additions of amortization costs of convertible bonds.  Excluding non-cash, non-operational items of amortization expense of convertible bonds in the total of $0.15 million, our adjusted net income in the third quarter of 2010 would have been $1.17 million.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010, our net revenues were $20,971,220, representing an increase of 8.33% from the same period of 2009, and gross profit was $7,204,302, representing an increase of 36.36% from the same period of 2009. During the nine months ended September 30, 2010, our operating income was $3,700,092, representing a significant increase of 38.48% from the same period of 2009.

	For the 9 months ended September 30,
	2010	2009	Change
	US$	US$	%
Net Revenues	20,971,220	19,357,933	8.33%
Gross Profit	7,204,302	5,283,466	36.36%
Operating Income	3,700,092	2,671,882	38.48%
Net Income	676,230	1,975,407	-65.77%
Gross Margin	34.35%	27.29%	25.87%
Net Margin	3.22%	10.20%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the nine months ended September 30, 2010 were $20,971,220, representing an increase of 8.33%, compared to $19,357,933 for the same period in 2009. The increase was due to the increases of both gas sales and connection fee revenue. During this period, we connected 23,572 new residential households to our gas distribution network, resulting in total connection fees of $8,307,036. Gas sales during the nine months ended September 30, 2010 were $12,664,183. In comparison, we connected 17,452 new residential households to our gas distribution network in the same period of 2009, resulting in total connection fees of $7,494,485. Gas sales during the same period in 2009 were $11,863,448.

	For the 9 months ended September 30,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	20.97	100%	19.36	100%	8.33%
Connection Fees	8.31	40%	7.49	39%	10.84%
Gas Sales	12.66	60%	11.86	61%	6.75%

Our net revenues for the nine months ended September 30, 2010 increased by 8.33%, which largely resulted from the following factors:

1.	Increase of connection fees from residential customers. We were able to connect more residential households during the nine months ended September 30, 2010 as compared to the same period of last year.

2.
Increase of gas sales. Gas sales to residential users continued to grow significantly. The increase was partially offset by the decrease of sales to industrial users during this period. Lower sales from industrial users were due to the following factors: (1) The severe weather conditions in China affected the logistics of gas delivery in the first quarter of 2010, and the Chinese government prioritized the delivery gas to residential users during the severe weather during this period. (2) There were adjustments of production lines in two of our industrial users in the second quarter of 2010, and they were not back to operations until September 2010. This adjustment in operations caused the reduction of gas consumption in these two industrial users during this period.

Connection Fees

Connection fees during the nine months ended September 30, 2010 were $8.31 million, representing an increase of 10.84% over the same period of 2009, accounting for 39.61% of the total net revenue in the nine months ended September 30, 2010 compared with approximately 38.72% for the same period in 2009. Almost all connection fees in the nine months ended September 30, 2010 were from the development of new residential users.

	For the 9 months ended September 30,
(in US$ millions)	20 10		2009		Change
	US$	%	US$	%	%
Connection Fees	8.31	100%	7.49	100%	10.84%
Residential Users	8.31	99.96%	7.41	98.83%	12.11%
Industrial Users	0.003	0.04%	0.08	1.17%	-%

Gas Sales

Gas sales were $12.66 million during the nine months ended September 30, 2010, accounting for 60.39% of total net revenue in the nine months ended September 30, 2010, representing an increase of 6.75% over the same period of last year. During the nine months ended September 30, 2010, gas sales to residential users increased 42.57% from $4.76 million in the same period of 2009 to $6.78 million in 2010. During the nine months ended September 30, 2010, gas sales to industrial and commercial users decreased 17.21% from $7.10 million in the same period of 2009 to $5.88 million.

	For the 9 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	12.66	100%	11.86	100%	6.75%
Residential Users	6.78	54%	4.76	40%	42.57%
Industrial and Commercial Users	5.88	46%	7.10	60%	-17.21%

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2010, which includes cost of connection and cost of gas sales, was $13.77 million, representing a slight decrease of 2.19% from $14.07 million in the same period of 2009.

	For the 9 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	13.77	100%	14.07	100%	-2.19%
Connection Cost	1.20	14%	2.67	19%	-25.45%
Gas Cost	11.77	86%	11.40	81%	3.27%

Cost of Connection

The cost of connection decreased 25.45% to $1.20 million during the nine months ended September 30, 2010 from $2.67 million for the same period in 2009. During the nine months ended September 30, 2010, we incurred lower costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2009.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 3.27% to $7.61 million during the nine months ended September 30, 2010 from the same period in 2009, when it was $11.4 million. This increase in cost of gas sales is largely due to the increase of gas sales during this period.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

During the nine months ended September 30, 2010, gross profit was $7.2 million, representing an increase of approximately 36.36% from the same period of 2009. Gross profit from connection fees was $6.31 million for the nine months ended September 30, 2010, accounting for 88% of total gross profit during the period. In comparison, gross profit from connection fees was $4.82 million for the nine months ended September 30, 2009, accounting for 91% of total gross profit during the period. Gross profit from gas sales for the nine months ended September 30, 2010 was $0.89 million, accounting for 12% of total gross profit during the period, compared to $0.46 million for the nine months ended September 30, 2009, accounting for 9% of total gross profit in the period of 2009.

	For the 9 months ended September 30,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gross Profit	7.20	100%	5.28	100%	36.36%
Connection	6.31	88%	4.82	91%	30.96%
Gas	0.89	12%	0.46	9%	92.71%

Gross margin during nine months ended September 30, 2010 was 34.35%, compared to 27.29% during the same period in 2009.

Gross margin for connection fees for the nine months ended September 30, 2010 was 76.02%, compared to 64.34% during the same period of 2009. The decrease in the cost of connection contributed to the improvement of gross margin.

Gross margin for sales of natural gas was 7.02% for the nine months ended September 30, 2010, compared to 3.89% during the same period of 2009. The increase was primarily due to improvement of delivery cost for the nine months ended September 30, 2010.

Selling and Marketing Expenses

Our selling and marketing expenses in the nine months ended September 30, 2010 were $ 1.15 million, or approximately 5.48% of our net revenues, compared with $0.71 million, or approximately 3.66 % of net revenues for the same period in 2009.

General and Administrative Expenses and other expenses

General and administrative expenses were $2.35 million for the nine months ended September 30, 2010, or approximately 11.23% of our net revenues, compared with $1.90 million, or approximately 9.83% of net revenues for the same period in 2009.  The increase was primarily due to higher professional fees in the nine months ended September 30, 2010 as compared to the same period of 2009.  We incurred approximately $100,000 for engaging Ernst & Yong on SOX compliance and internal control consultation during the nine months ended September 30, 2010.

Operating Income

The operating income for the nine months ended September 30, 2010 was $3.7 million, representing an increase of 38.48%, compared to the operating income of $2.67 million in 2009. The increase was driven by the increase of sales, and improvement of gross margin from both connection fee revenue and gas sales during this period.

Other Income (Expense)

Other expense was $2.18 million for the nine months ended September 30, 2010, compared with other expense of $0.12 million for the same period of 2009.  The significant increase was due to the amortization costs of convertible bonds and interest expense of convertible bonds. We completed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, and debt issuance cost. Included in interest expense of $2.18 million for the nine months ended September 30, 2010 was $0.36 million in convertible bonds coupon expense and $1.36 million non-cash flow amortization expense of convertible bonds.

Income tax

Income tax was $0.84 million for the nine months ended September 30, 2010, compared to $0.58 million in 2009.

Net Income

Net income in the nine months ended September 30, 2010 was $0.68 million, compared with net income of $1.98 million in the same period in 2009.  Driven by the increase of sales, and improvement of gross margin from both connection fee revenue and gas sales during this period, operating income achieved improvement of 38.48% to $3.70 million compared to the operating income of $2.67 million for the same period of 2009.  However, the increase in operating income was offset by the additions of amortization costs of convertible bonds. Excluding these non-cash and non-operational items of amortization expense of convertible bonds in the total of $1.36 million, our adjusted net income in the nine months ended September 30, 2010 would have been $2.04 million.

Liquidity and Capital Resources

Cash and cash equivalents were $3.71 million as of September 30, 2010, representing a decrease of $6.11 million as compared to $9.82 million of cash and cash equivalents as of December 31, 2009.

Cash used in operating activities for the nine months ended September 30, 2010 was $1.89 million, representing a decrease of $10.10 million from $8.21 million sourced during the same period of 2009. Such decrease was mainly due to the decrease of net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the nine months ended September 30, 2010 was $8.03 million, representing a decrease of $1.34 million from $9.37 million during the same period of 2009. Such decrease was mainly due to the decrease of property, plant and equipment and construction in progress.

Cash sourced in financing activities for the nine months ended September 30, 2010 was $2.44 million.  We borrowed $2.24 million from local bank in the first quarter of 2010.

Accounts Receivable

Accounts receivable as of September 30, 2010 were $6.43 million, representing an increase of $1.39 million from $5.04 million as of December 31, 2009.

Notes Receivable

There are no notes receivable as of September 30, 2010.

Inventory

Inventory of $1.12 million as of September 30, 2010 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of September 30, 2010 were $54.85 million, representing an increase of $2.75 million from $52.10 million as of December 31, 2009.  The table below is a breakdown of our fixed assets at cost:

	2010	2009
At Cost
Gas Pipelines	$45,268,608	$43,518,519
Motor Vehicles	5,901,486	5,775,903
Machinery & Equipment	1,522,892	1,482,599
Buildings	1,822,746	1,005,517
Leasehold Improvements	82,752	80,113
Office Equipment	253,388	238,673
Less Accumulated depreciation	(5,533,575)	(4,329,313)
	$49,318,297	$47,772,011

Bank Loans

Short-term bank loans as of September 30, 2010 were $2.99 million, with no change compared to that as of December 31, 2009.

Long-term bank loans as of September 30, 2010 were $8.96 million, representing an increase of $2.38 million compared to $6.58 million as of December 31, 2009. We borrowed an additional loan in the first quarter of 2010.

Accounts Payables

Accounts payables as of September 30, 2010 was $7.0 million, representing a decrease of $1.56 million from that as of December 31, 2009.

Other Payables

Other payables - current as of September 30, 2010 were $2.92 million, representing a decrease of $3.42 million from that as of December 31, 2009.  $2.02 million was reclassified from Other payable – current to Other payable – non-current in the second quarter of this year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 15, 2010	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer