Form 10-K/A
period 2009-12-31
Sino Gas International Holdings, Inc.
filed 2011-02-07
CIK 1326364

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to “yuan” or “RMB” are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 26, 2010, $1.00 = 6.827 yuan.

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

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for  about 3% of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (“NDRC”), the consumption of natural gas as increased from 24.5 billion cubic meters in 2000 to 69.5 billion cubic meters in 2007, which represented an average growth of 16.06% per year.

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

At present, we have approximately - 145,000 end users in Beijing Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2009	2008
Tongshan Hengxin Co. Ltd.	7.46%	-%
Beijing Huicheng Real Estate Development Co. Ltd.	5.52%	-%
Baishan Huixin Real Estate Co.	5.28%	-%
Oriental Sun-Town Real Estate Co.	4.62%	5.3%
Baishan Xingda Real Estate Co.Ltd.	3.5 0%	-%
Total	26.38%	5.3%

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

The following are our natural gas competitors in China:

	Ticker	2009 Revenue (in $millions)	2009 Net Income (in $millions)
Towngas China Co., Ltd (Panva Gas)(1)	1083.HK	336	34
Xinao Gas Holdings Ltd(2)	2688.HK	1,062	81

China Gas Holdings Limited(3)	0384.HK	813	13

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

Pricing of Natural Gas - US$ per cubic meter

	2003	2004	2005	2006	2007	2008	2009
Wellhead	$0.09	$0.09	$0.08	$0.11	$0.11	$0.12	$0.12
Pipeline	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09
Purification	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01
Total	$0.19	$0.19	$0.18	$0.21	$0.21	$0.22	$0.22

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

	At and for the year ended December 31,
	2009	2008
	(in $)	(in $)
Amount of social insurance	350,860	212,327

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

We have a limited operating history. We commenced our current line of business of offering natural gas to customers in certain cities in China in 2003. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues and profits have grown since we started our current business, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brands, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses; and

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

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly changed, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

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

The value of the Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

Cost of Connection

The cost of connection increased 13.75% to $3.29 million during the year ended December 31, 2009 from $2.89 million for the same period in 2008. This increase is mainly due to the increase of connection service activities in 2009 as compared to 2008.

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

Based on our past performance and current expectations, we believe we can meet our cash needs for the next twelve months. In particular, we will utilize our cash and cash equivalents, as well as cash generated from operations to satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for the next 12 months. However, the Company may require additional financing to complete an unanticipated transaction or satisfy its daily cash needs in the event that financial circumstances of the Company change. At that time, in the event we are not able to obtain a sufficient line of credit or other form of financing, our ability to operate our business could be significantly impacted and our financial condition and our results of operations could suffer.

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

The salary of each officer is part of his agreement with the Company.  The amounts of the bonuses of the executives are not performance based.  Each executive is guaranteed compensation paid in Local Currency Renminbi of approximately $175,000 per year.  At the end of the calendar year, if the actual paid compensation of an executive for the calendar year is less than $175,000, the difference shall be paid as a “bonus” during the following year.  Due to exchange rate fluctuations the bonus figures listed in the Summary Compensation Table represent estimates only.

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

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Non-Qualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Yuchuan Liu	0						0
Zhicheng Zhou	0						0
Guowei Chen	10,000						10,000
Quandong Sun	10,000						10,000
Zhongsheng Liu	10,000						10,000

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

4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009.

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998.

10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008.

10.30	Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008.

16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC.

21.1	List of Subsidiaries.

23.1	Consent of Samuel Wong & Co. PC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from Form 8-K filed September 7, 2006.

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007.

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007.

****	Incorporated by reference from Form 8-K filed September 13, 2007.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: February 7, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer and Director	February 7, 2011
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	February 7, 2011
Yugang Zhang	(Principal Accounting Officer)

/s/ Guowei Chen	Director	February 7, 2011
Guowei Chen

/s/ Quandong Sun	Director	February 7, 2011
Quandong Sun

/s/ Zhongsheng Liu	Director	February 7, 2011
Zhongsheng Liu

/s/ Zhicheng Zhou	Director and Chief Operating Officer	February 7, 2011
Zhicheng Zhou

Sino Gas International Holdings, Inc.

Audited Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5 - F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-42

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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2009 and 2008

(Stated in US Dollars)

	Common Stock
	Additional Paid in Capital-Warrants Series: A,B,J,C,D	Additional Paid in Capital-Warrants Series: E,G	Additional Paid in Capital-Warrants Series: F,R	Additional Paid in Capital- Convertible Bonds Detachable Warrants	Additional Paid in Capital-Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2008	311,110	47,946	107,652	-	7,002,292	3,258,201	9,167,930	2,268,593	50,846,606
Net Income	-	-	-	-	-	-	1,600,493	-	1,600,493
Conversion of Preferred Stock B to Common Stock	-	-	-	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	698,527	(698,527)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	5,408,250	5,408,250
Balance at December 31, 2008	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350

Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	7,725,883	63,267,862

	2008	2009	Total
Comprehensive Income
Net Income	$1,600,493	$4,047,584	$5,648,077
Other Comprehensive Income
Foreign Currency Translation Adjustment	5,408,250	49,039	5,457,289
Total	$7,008,743	$4,096,623	$11,105,366

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

•
Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law, standard 15% tax rate preference terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

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

(v) Statutory Reserves

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.	Allocations to the “Statutory reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii.	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

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

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.

Condensed Balance Sheets			Condensed Statements of Income
	12/31/2009	12/31/2008		2009	2008
Assets
Current Assets	$6,135,845	$5,387,444	Sales	$7,379,777	$8,676,806
Non-Current Assets	19,672,751	16,320,027	Cost of revenue	(3,819,923)	(4,807,209)
Total Assets	25,808,596	21,707,471	Gross profit	3,559,854	3,869,597

Liabilities			Operating expenses	(1,951,894)	(2,276,832)
Current Liabilities	11,267,927	9,663,439	Other expenses	(47,251)	(291,209)
Total Liabilities	11,267,927	9,663,439	Earnings before tax	1,560,709	1,301,556
Net Assets	14,540,669	12,044,032	Income tax	(248,259)	(234,280)
Total Liabilities & Net Assets	$25,808,596	$21,707,471	Net income	$1,312,450	$1,067,276

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

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of natural gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

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