Form 10-K
period 2010-12-31
Sino Gas International Holdings, Inc.
filed 2011-03-31
CIK 1326364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the 11,807,969 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $6,612,462 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.56 per share, as reported by The Over-The-Counter Bulletin Board.

As of March 28, 2011, the Registrant had 27,156,617 shares of common stock outstanding.

Except as otherwise indicated by the context, references in this Form 10-K to:

☐
“Sino Gas International Holdings, Inc.,” the “Company,” “Sino Gas,” “we,” “us” or “our” are references to the combined business of Sino Gas International Holdings, Inc. and its direct and indirect subsidiaries.

☐	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
☐	“RMB” means Renminbi, the legal currency of China.
☐	“China” or the “PRC” are references to the People’s Republic of China.
☐	“U.S.” is a reference to the United States of America
☐	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Unless otherwise noted, all currency figures in this filing are in U.S. Dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to “yuan” or “RMB” are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on March 28, 2011, $1.00 = 6.5595 yuan.

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

Overview

We are engaged in the development of natural gas distribution systems and the distribution, through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries, of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (the “PRC” or “China”).

The company owns and operates natural gas distribution systems in 35 small and medium size cities and serves approximately 183,500 residential and seven industrial customers. Our facilities include approximately 1,525 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 120,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2010	2009
Total gas distributed and supplied (US$ millions)	18.7	15.7
Distribution network (km)	1,525	1,040
Number of industrial customers	7	7
Number of residential customers	183,500	145,000

We own and operate natural gas distribution systems in small and medium sized cities in Hebei, Jiangsu, Jilin,Anhui and Yunnan Provinces in addition to natural gas distribution systems in the suburbs of Beijing. Beijing is not a province but a municipality directly under the jurisdiction of China’s State Council and has many urban districts in the suburbs.

We generate revenues in two ways: (i) connection fees for connecting to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operations:

	At and for the year ended December 31
	2010		2009
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	13.4	(42)%	11.9	(43)%
Gas sales	18.7	(58)%	15.7	(57)%
Other sales			—

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

	For the year ended Dec 31
	2010 (US$ millions)	2009 (US$ millions)
Gas costs	17.1	14.8
Connection costs	2.7	3.3

We buy natural gas for distribution in two forms: (i) compressed natural gas (“CNG”); and (ii) liquefied natural gas (“LNG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to a point of distribution or consumption. Typically CNG is compressed under pressure to less than 1% of its volume and transported at normal temperature, while LNG is natural gas that has been converted temporarily to liquid form for ease of storage or transport, which can take up about 1/600th of the volume. The key difference is that CNG is in compressed form, while LNG is in liquefied form. CNG has a lower cost of production and storage compared to LNG as it does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km from the natural gas supplier and we transport LNG to a city if it is located more than 300 km away from the natural gas supplier. Approximately 99% of the natural gas we purchase is CNG and approximately 1% is LNG.

Our business is generally affected by two seasonal factors: First, between December and March, the cold weather in northern China makes construction very difficult. For a given gas distribution project, to avoid running into this time period, we generally start the process of pipeline installation, which has a duration of six to eight months, in April so as to complete the process before December. As a result, our revenues from connection fees are higher in the third and fourth quarter than those in the first and second quarters. Second, gas sales in winter are generally higher than in summer, as our customers tend to consume more natural gas for heating purposes during the winter.

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

As of March 24, 2011, our corporate structure is set forth below

(1) The subsidiaries of Beijing Gas are set forth below:

Name of Subsidiary	Beijing Gas Equity Interest %
Peixian Weiye Gas Co., Ltd.	90

Sihong Weiye Gas Co., Ltd.	95

Wuhe Weiye Gas Co., Ltd.	100

Changli Weiye Gas Co., Ltd.	100

Yutian Zhongran Weiye Gas Co., Ltd.	90

Yuxian Jinli Gas Co., Ltd.	100

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	100

Wuqiao Gas Co., Ltd.	95

Jinzhou Weiye Gas Co., Ltd.	95

Shenzhou Weiye Gas Co., Ltd.	95

Ningjin Weiye Gas Co., Ltd.	95

Linzhang Weiye Gas Co., Ltd.	85

Hengshui Weiye Gas Co., Ltd.	100

Longyao Zhongran Weiye Gas Co., Ltd.	95

Xingtang Weiye Gas Co., Ltd.	95

Gucheng Weiye Gas Co., Ltd.	100

Langfang Weiye Dangerous Goods Transportation Co., Ltd	95

Beijing Chenguang Gas Co., Ltd.	100

Xinji Zhongchen Gas Co., Ltd	100

Luquan Chenguang Gas Co., Ltd.	100

Chengan Chenguang Gas Co., Ltd.	100

Nangong Weiye Gas Co., Ltd.	100

Sishui Weiye Gas Co., Ltd.	95

Guannan Weiye Gas Co., Ltd.	100

Sixian Weiye Gas Co., Ltd.	100

Baishan Wiye Gas Co., Ltd.	100

Shijiazhuang Chengguang Gas Co., Ltd.	100

Gaocheng Wiye Gas Co., Ltd.	100

Xinhe Wiye Gas Co., Ltd.	100

Hebei Wiye Gas Co., Ltd.	100

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

On November 17, 2006, we changed our name to Sino Gas International Holdings, Inc. and effected a 304.44-for-1 reverse stock split which reduced the number of the outstanding shares of our common stock from 100,770,140 to 331,002. Upon the effectiveness of the reverse stock split, each of the 14,361,646 shares of the then outstanding Series A Preferred was automatically converted into one share of our common stock, resulting in all of the shareholders of Gas (BVI) immediately prior to the share exchange owning approximately 97.7% of the outstanding shares of our common stock immediately after the reverse stock split, with Mr. Yuchuan Liu, the CEO of the Company, owning 36.7%, Gas (BVI) owning 1.6% and the original shareholders of Dolce Ventures, Inc. immediately prior to the share exchange owning 0.6%. On August 18, 2008, Sino Gas consummated a spin-off of Pegasus Tel, Inc. (“Pegasus”), a Delaware corporation and a wholly-owned subsidiary of Sino Gas, to Sino Gas’ stockholders of record as of August 15, 2008 (“Spin-off”). The Ratio of Distribution of the Spin-off was one (1) share of common stock of Pegasus for every twelve (12) shares of common stock of Sino Gas (1:12). Fractional shares were rounded up to the nearest whole-number. An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the Spin-off to an aggregate of 167 Sino Gas stockholders.

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

As of December 31, 2010, we now have operations in Hebei Province, Jiangsu Province, Anhui Province, Yunnan province and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing. We have operations in 23 cities in Hebei, 2 cities in Anhui, 4 cities in Jiangsu, 1 city in Yunnan, and 1 city in Jilin province. Most of them have an urban population of less than 300,000 and are experiencing quick urbanization. Hebei Province is the closest province to the Chinese Capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two adjourning provinces in eastern China, which are close to Shanghai City. Jilin Province is located in North-Eastern China.

Each of the project companies is organized as a limited liability company under PRC law with Beijing Gas holding an equity interest of 85% to 100% and an individual shareholder nominally holding the remainder of the equity interest in such project company. Each such individual shareholder has relinquished any and all rights, power and interest of a shareholder in the respective project company under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two (2) shareholders; however, that requirement was removed in January 2006. Beijing Gas intends to cause the individual shareholders to transfer their shares in each of the project companies back to Beijing Gas in the near future.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced chemical preparation for use in the exploration process of oil field. We have not derived any material amounts of revenues from this joint venture.

In 2007 and 2008, we made the following acquisitions:

On January 15, 2007, Beijing Gas acquired 100% equity interest of Beijing Chenguang Gas Ltd., Co. for a purchase price of 26,000,000 RMB (or approximately US$ 3.35 million) in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transferring and licensing of technologies regarding natural gas purification, compression and transportation, as well as installation of natural gas equipment and supplying natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijing Chenguang immediately prior to the acquisition. We have made full disclosure of this fact under the heading “Certain relationships and related transactions” in this report.

On June 20, 2007, Beijing Gas acquired 100% equity interest of Guannan Zhongyuan Natural Gas Co., Ltd. for a purchase price of 7,500,000 RMB (approximately US$ 987,000) in cash. Guannan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan includes all of the assets and customer relationships of Guannan, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning June 29, 2007. This acquisition is not with related parties.

On July 9, 2007, we purchased the assets of Baishan Gas Co., Ltd., a regional distributor and developer of distribution networks for natural gas in Jilin Province for a price of US$ 921,000 (RMB7,000,000). Under the asset purchase agreement, we are responsible for paying outstanding debts of Baishan Gas Co., Ltd. in the amount of US$ 4,000,000, which are due in periodic installments through the year 2030. This acquisition is not with related parties.

On April 22, 2008, we entered into an agreement with the Qujing Development Investment Co., Ltd. a PRC state-owned company and Yunnan Investment Group Co., Ltd, also a PRC state-owned company, to set up Qujing Gas Co. Ltd to operate in the City of Qujing, Yunnan Province (the “Qujing Gas”). The Company will hold a 39% equity interest in Qujing Gas. The initial registered capital of the Qujing Gas is RMB 30 million (US$ 4.29 million). This acquisition is not with related parties.

On April 23, 2008, the Company entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan”), for a purchase price of RMB 32.6 million (US $4.66 million). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. This acquisition is not with related parties.

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Traditionally, the PRC has relied heavily on coal and crude oil as its energy sources. According to the China Statistical Yearbook, in 2004, coal, crude oil, hydro-electricity and natural gas accounted for 68.0%, 22.3%, 7.1% and 2.6%, respectively, of the PRC’s total energy consumption. In 2005, the ratios were 68.9%, 21.0%, 7.2% and 2.9% respectively. In 2006, the ratios were 69.4%, 20.4%, 7.2%, and 3% respectively. In 2007, the ratios were 69.5%, 19.7%, 7.3%, and 3.5% respectively. Based on the PRC government’s Eleventh Five Year Plan (2006-2010), the ratios of coal, crude oil, hydro-electricity would change to 66.1%, 20.5%, and 6.8% respectively, while that of natural gas would increase to 5.1%. Natural gas has been primarily used as a raw material for chemical fertilizer and to operate oil and gas fields. Accordingly, most natural gas is consumed for production of fertilizer, while the non-production sector accounts for low percentage of final consumption.. In 2007, non-production consumption of natural gas was around 18.6 billion cubic meters, which was about 26.7% of total natural gas consumption that reached 69.5 billion cubic meters (Source: National Bureau of Statistics of China).

The PRC’s heavy reliance on coal is out of line with world consumption rates for the same time period, which was 26.5% in 2005 (Source: Energy Information Administration, U.S. Department of Energy). The use of coal, however, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. The latest air pollution study conducted by the Blacksmith Institute shows that in 2007 two of the ten most polluted cities in the world are located in the PRC (Source: http://www.blacksmithinstitute.org). As such, there have been serious environmental concerns in many countries around the world and these concerns have led to a global trend to reduce coal usage.

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

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for about 3.5% of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure with economic growth, in the west in particular, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (the ”NDRC”), the consumption of natural gas as increased from 24.5 billion cubic meters in 2000 to 69.5 billion cubic meters in 2007, which represented an average growth of 16.06% per year.

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

In its Eleventh 5-Year Plan (2006-2010), the PRC government re-affirmed its commitment to making significant investments in the expansion of the natural gas pipeline infrastructure over a period of 20 years

Natural Gas Suppliers

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

Natural Gas Distributors

Before 2000, natural gas distribution had been principally served by local municipal governments. Since then, the natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment which has fueled the development of the industry and fostered a wider use of natural gas in the PRC. In large cities where the population exceeds 500,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 500,000, natural gas distribution is carried out by mainly privately owned companies, most of whom only operate in a few locations.

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

The processing station is usually located on the outskirts of an operational location for safety reasons and it provides certain ancillary facilities, including facilities for the addition of bromine to the gas to enable the detection of leakages when the gas is transmitted through the pipelines, and for storing the gas under high, medium or low pressure to be used as reserves for future unexpected fluctuations in demand.

High pressure gas storage tanks usually have thicker walls, and, therefore, are more expensive to construct than gas storage tanks for storage of gas under medium or low pressure.

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

(i) Expand Our Presence in Small and Medium Sized Cities by Obtaining Additional Exclusive Franchises. We have focused on small (with urban population in the city proper of less than 300,000) and medium sized (with urban population in the city proper of less than 1,000,000) cities, generally near a larger metropolitan area where there is little competition to obtain a franchise, and where our franchise grants us exclusivity. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements during negotiations with the cities. These smaller cities urgently need to provide their citizens with energy and usually do not have the leverage of very large cities, which can attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such cities. Usually, our franchises have a term of 25 to 30 years. Since our founding, we have successfully obtained 29 franchises in small and medium sized cities.

(ii) Acquire Existing Franchises and Gas Distribution Networks to Facilitate Growth. Our expanded presence in small and medium sized cities was accomplished not only by securing franchises and developing gas distribution networks ourselves but also by acquiring existing franchises and networks from other operators. We believe acquisitions will provide us opportunities for growth as well as enable us to explore opportunities in bigger cities (with urban populations in the city proper of more than 300,000). Normally we target companies that have valuable assets and market prospects with strategic locations.

(iii) Expand into Upstream Business. We currently develop gas distribution networks which deliver gas from our storage and distribution station in a particular city to residential or industrial customers in that city. We do not have pipelines that connect the national main pipeline that runs across China from the West to the East with the cities where our customers are located. We have to deliver the gas we purchase from the main pipeline operator to our gas storage facilities in different cities by trucks. We intend to expand into the upstream business by developing regional distribution networks to connect the West-East main pipeline with cities that are not located near the passageway of the national main pipeline. By developing and maintaining regional pipelines, we believe we can deliver natural gas to our customers more efficiently and with potentially higher margins. In addition, such regional distribution networks can be used by other gas distributors along the pipelines, which will add potential revenue sources for us. As the development of such regional networks require a significant capital outlay, we intend to start exploring such projects after we are able to raise a significant amount of funds in the future.

(iv) Raise Additional Capital. We are in a capital-intensive business due to the fact that a major part of our activities is to build local natural gas distribution networks which requires a large capital outlay Although the connection fees we charge our customers provide us with the needed capital for building local natural gas distribution networks to a large degree, they may not provide sufficient capital if we carry out the acquisitions and upstream expansion as we have planned. Our growth will, therefore, depend on our ability to raise additional funds. We anticipate using our financing strategy as a competitive tool. Our goal is to duplicate the type of financing and related financial instruments used by utilities in the United States, including the issuance of subsidiary level, non-recourse debt, preferred stock and holding company fixed income issuances. Such a financing plan would not only give us a favorable cost of capital, but enhance investor returns and keep investor dilution at a minimum.

Competitive Advantages

We believe we have the following competitive advantages:

(i) Better Relationships with Natural Gas Suppliers. We have been able to develop good relationships and therefore secure contracts with large state-owned natural gas producers such as PetroChina and China Petroleum Chemical. These contracts have ensured a stable supply of natural gas for us.

(ii) Experienced Management and Technical Personnel. We have a team of senior executives who are industry experts in managing larger Chinese petroleum and/or gas companies with decades of combined experience in running our company or managing businesses in our industry. Our founder and Chief Executive Officer, Mr. Yuchuan Liu, is a natural gas industry expert with over 20 years experience in senior management positions at PetroChina and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhicheng Zhou, served as the Director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Our Chief Engineer, Mr. Shukui Bian, is one of the draftsmen of the PRC National Standards for Urban Gas Supply, and was previously the Chief Executive Officer of the First Oil Extraction Plant of North China Oilfield. Our company was one of the earliest to engage in the natural gas distribution business in small and medium sized cities, and thus has gained significant experience in this market segment.

(iii) Experienced Sales and Marketing Team. Our sales and marketing team has gained significant experience in working with local governments and identifying potential markets in small and medium sized cities. Due to their efforts, we have won franchises in 29 locations.

(iv) U.S. Capital Markets Access. By becoming a U.S. public company, we have gained access to size and efficiency of the U.S. capital market. We will be able to raise funds, as we have done, for our expansion and growth, albeit our ability to raise funds in the U.S. is a limited one because we have not been listed on any major U.S. national stock exchanges. Very few Chinese companies that are in the natural gas distribution business have become U.S. public companies.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for connecting to the pipelines in our natural gas distribution systems which we have constructed and, for usage of the natural gas we supply to them.

Connection Fees

We charge our real estate developer customers a flat connection fee for the installation of gas lines to each of their apartments or housing units. The level of connection fees varies among operational locations and is determined based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and is approved by the relevant local state price bureau. Connection fees are usually paid in installments, with 30% within certain days set out in the contracts after the start of each project, 30% at milestones set out in the contracts, 30% upon completion and 10% in the form of a guarantee which is paid after one year. Connection fees generally provide a 60-80% profit margin. The rates of connections fee are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal to or greater than 20%, we will negotiate with local governments for an increase and local governments usually agree to increase our connection fees under such circumstances. The connection fees in most cities are very close to our average connection fee per household. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditure, and whether the profit margin remains fair and reasonable.

When entering into master supply contracts for mass connections, we usually require the payment of deposit from customers while the balance is payable in accordance with the terms set out in the contracts. In the event customers default in the payment of connection fees, we will not start the supply of natural gas until the connection fees are paid.

Gas Usage Charges

We calculate gas usage charges after taking into consideration the wholesale price of gas, operating costs, price of substitute products, internal business model margins and the purchasing power of local residents. Gas usage charges are based on actual usage on a per cubic meter basis. The gas usage charges per cubic meter vary between operational locations and the payment mechanism between different categories of customers varies.

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

Our Business Activities

Our major business activities include development and construction of local gas distribution networks, transport of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining the gas distribution networks.

Development

(i) Identifying distribution opportunities in new operational location:

Our business development team actively explores and identifies suitable areas of service by conducting market research on potential operational locations where there is sufficient demand for piped natural gas. Because of our experience and ongoing cooperation with governmental authorities, we also receive invitations from local governments to bid for new natural gas projects or to take over existing natural gas projects.

As the piped natural gas supply industry in the PRC is still in the early stages of development, most areas in the PRC are not yet supplied with piped natural gas even though they may be in close proximity to natural gas sources. Due to the capital intensive nature of new natural gas distribution projects, we are very selective in our choices for new operational locations.

The selection of new operational locations is determined after conducting preliminary evaluation and study of the target locations and the potential return on investment. The criteria for any potential operational location that are investigated and documented by us are:

1.	Size and density of the population.
2.	Economic statistics of the targeted locations.
3.	Extent and concentration of industrial and commercial activities.
4.	New property development in the target location.

5.	Projected levels of connection fees and gas usage charges.
6.	Extent of the local government’s commitment to environmental protection, environmental policies in place, and the local population’s awareness of environmental issues.
7.	Likelihood of exclusive operational rights and preferential treatment on tax and governmental fees.
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

Operation

Once the necessary gas pipeline infrastructure is in place in a given operational location, we begin the design and construction of the branch pipelines and customers’ inlets pursuant to gas supply contracts with customers. The designs of branch pipelines and customers’ inlets are normally prepared by us, reviewed by a government approved design institute, and carried out by external contractors. Upon completion of the construction of the branch pipelines and the customer inlets in the operational location, we begin to supply and sell natural gas and related services to customers within the operational location pursuant to supply contracts with such customers. The natural gas to be supplied to the residential or industrial customers is carried by trucks with canisters that contain CNG or LNG, to our storage facilities in various operational locations for storage, decompression and gasification. From those storage facilities, the gas is transported through our pipeline system to our end users.

Intellectual Property

We do not hold any registered trademarks or patents. We have developed a proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it.

We own and operate a website under the internet domain name www.sino-gas.com.

Research and Development

We have full-time employees engaged in the company-sponsored research and development efforts. These employees specialize in the fields of energy, mechanical and electronic engineering. Areas that are targets of our ongoing research and development activities include:

•	Methodology and practices to increase operating efficiency and safety standards.
•	Expansion of the applications for natural gas, such as gas-fuelled air conditioners, washing machines and dryers, and the use of CNG in motor vehicles.
•	Improvements in gas storage and transportation systems, especially the reduction of the size of the storage facilities.

Sales and Marketing

Our main sales and marketing team is responsible for managing our overall sales policies and devising our marketing strategy. They are responsible for developing and maintaining accounts with major industrial customers and large real estate developers. They regularly visit potential customers and conduct meetings with them to determine if demand exists and to introduce the advantages of using natural gas.

Our sales and marketing staff at our operational locations target residential customers by working with local neighborhood committees and government agencies. In addition, they coordinate with our national office in targeting industrial customers and local developers. We establish a project company at each operational location and the local sales and marketing team for each project company works together with the main office team to structure an appropriate plan accommodating the specific needs and circumstances of the operational location. Our marketing team plays an active role in lobbying the relevant government authorities during the negotiation stage.

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

Residential Customers

Natural gas is primarily used by residential owners for cooking as well as water and space heating. We market directly to property developers, government departments and organizations, private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development (new or existing, owned by such entities or their respective employees). These entities are responsible for making, or they coordinate with the end users to facilitate our efforts in collecting the advance payment of connection fees, while gas usage charges are paid by the individual end users. For new residential developments, connection fees are usually paid in installments, with 30% paid within certain days set out in the contracts after the start of each project, 30% paid at milestones set out in the contracts, 30% paid upon completion, and the final 10% is paid as a guarantee used to incentivize quality workmanship from the developer and is normally received after one year.

We also perform gas connection services to existing buildings formerly without piped natural gas supplies. Representatives of the buildings will consult individual households as to whether they wish to have piped natural gas supply and coordinate the collection of connection fees from the end users on our behalf. Both connection fees and gas usage charges are payable in advance by the individual end users. We build pipelines to connect these customers to our gas storage facilities and supply gas at market price after receiving payment. The inlets that are located inside the home and gas appliances are owned by the end users, and come with a one-year quality guarantee from us. We maintain the pipelines outside the end users’ homes. The contracts are generally renewable on a yearly basis.

At present, we have approximately 183,500 end users in Beijing, Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers in 2010 and 2009, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2010	2009
Jiangsu Zhonghuang Real Estate Co., Ltd.	5.03%	-%
Lianyun Port Zhaolong Home Development Co., Ltd.	4.36%	-%
Qinwan Island Yongsheng Qiangwang Real Estate Co., Ltd.	3.67%	-%
Baishan Xinde Real Estate Co., Ltd.	1.97%	-%
Peixian Hancheng International Co., Ltd.	1.76%	-%
Total	16.79%	-%

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

The table below presents information about our top five industrial customers for 2010 and 2009:

	Percentage of Sales Fiscal year ended December 31,
Customers	2010	2009
Hebei Zhong Gang Steel	19.41%	20.46%
Hongyuan Caituban Factory	2.94%	6.17%
Huabei Machine Factory	2.59%	2.99%
Hebei Jihengyuan	1.73%	0.5%
Elite (Lang Fang) Textile	1.07%	1.04%
Total	27.74%	31.16%

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Generally, approximately 95% of the natural gas we purchase is CNG and approximately 5% is LNG.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhong Yuan Lu Neng Advanced Technology Ltd. Co. (“Henan Zhong Yuan”), a subsidiary of SinoPec. Historically, we have purchased majority of our CNG from North China Oilfield and majority of our total purchases of LNG from Henan Lvneng.

We have supply contracts (with terms from 1 to 3 years renewable but no fixed price, which price is set indirectly by the PRC National Development and Reform Commission (“NDRC”) irregularly and can be passed along to the end customers) with these suppliers. To prepare for growth, we have also entered into agreements with new suppliers to meet our growing demands. These contractual relationships with our suppliers allow us to pursue natural gas distribution projects in a wide range of operational locations.

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

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared to more than 35 natural gas distribution systems that we operate; therefore, we believe we are one of the largest players among our peer businesses that target the natural gas market in smaller cities.

Based on the division of the administrative districts in the PRC as of December 31, 2005, it has been estimated that there are approximately 2,862 smaller cities in the PRC with urban dwellers in the city proper between 100,000 to 300,000. Among them, approximately 800 smaller cities have the potential to be supplied with natural gas.

The following are our natural gas competitors in China:

	Ticker	2010 Revenue (in US$ millions)	2010 Net Income (in US$ millions)
Towngas China Co., Ltd. (Panva Gas) (1)	1083.HK	438.44	64.09
ENN Energy Holdings Limited (Xinao Gas Holdings Ltd.) (2)	2688.HK	1,649.28	148.98
China Gas Holdings Limited(3)	0384.HK	1,501.76	128.77

(1) Towngas China Company Ltd., formerly Panva Gas Holding Limited, is supplier of gas, including liquefied petroleum gas (“LPG”) and natural gas in eight Chinese provinces, where over 40 companies of the Group are providing gas fuel services.

(2) ENN Energy Holdings Limited, formerly Xinao Gas Holdings Limited, is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped and bottled gas in China with operations in four divisions: gas connection, sales of piped gas, distributions of bottled LPG and sales of gas appliances.

(3) China Gas Holdings Limited (“China Gas”) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment, operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (“LNG”) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

Safety and Quality Control

Safety Control

We are focused on safety, have implemented a safety system and have set up a safety department to oversee safety issues for all of our operations. We carry out routine inspection of our branch pipelines, customers’ inlets, gas meters and gas appliances at the customers’ premises twice annually. These semi-annual inspections are free unless major repairs are required in which case we charge the customers for labor, replacement parts and other materials used in the repairs.

We believe in educating users about safety procedures. Before gas is actually supplied, we provide a thorough explanation of safety procedures to end users, hold regular seminars, and distribute brochures and booklets on safety. We have a 24-hour telephone help line for inquiries and reporting of emergency matters.

In order for us to monitor the operations of the pipelines for abnormal gas usage, gas leakages, or any other irregularities, we collect information about the temperature, pressure and volume of gas from key points along the local pipelines. The information is collected in the control center located in the head office of each operational location for analysis. We use process control instruments known as Supervisory Control and Data Acquisition Systems, in which a number of small detectors are installed along the pipelines to collect information and that data is then processed electronically in real time at the control center. Each project company conducts a major inspection of its pipelines, processing station(s) and other equipment at least once annually. If gas leakages or any other irregularities are detected, we will take remedial action immediately.

Due to the strict implementation of safety control procedures, there have been no major accidents which have resulted in serious injury or death since our inception.

Quality Control

Quality control begins in the design and construction phase of the natural gas supply infrastructure. Our quality control team regularly makes inspection visits and conducts tests to ensure that any construction work meets our required standards as well as national and local regulations.

We also have strict quality control procedures for the sourcing of raw materials. We only purchase from our approved list of qualified suppliers and such suppliers have fulfilled the relevant requirements in accordance with national standards.

In order to monitor the quality of gas purchased by us, we obtain gas composition reports regularly from our gas suppliers that contain data on important measures such as the heat content and composition of impurities in our gas supply. We also conduct regular tests on the gas purchased in order to verify its quality.

Insurance

We currently do not carry any product liability or other similar insurance, and we have only basic property insurance covering our plants, manufacturing equipment and office buildings.

We maintain social insurance for our staff and employees in accordance with relevant requirements under PRC law.

Government Regulations

Pricing Regulations

We purchase natural gas from natural gas wholesalers, which are state-owned enterprises and which must comply with PRC natural gas pricing regulations. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to the suppliers of natural gas is comprised of three components, the wellhead price, the pipeline transportation tariff and the purification fee. The wellhead price is fixed by NDRC, with a 10% allowance for upward or downward adjustments for negotiation between suppliers and distribution companies. The pipeline transmission tariffs are determined by reference to the investment costs of the relevant long distance pipeline, depreciation, wear and tear and the distance of delivery. The purification fee is based on the actual purification costs of the suppliers. Both the pipeline transmission tariffs and the purification fee must also be approved by the NDRC.

The price we charge our residential customers for natural gas is based on the wholesale price plus cost and a profit margin of 10% to 15% and must be approved by the local price bureau.

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

As of December 31, 2010, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We believe failure to obtain such permits in time for those projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on the City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standard Bureau and Fire Safety Bureau of PRC Ministry of Public Security effective in May 1991. According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, General Administration of Quality Supervision, and Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by relevant local authorities. As of December 31, 2010, most of our project companies have received such certificates. We believe failure to obtain such certificates in time for those projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project location should obtain an environmental assessment report which asses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of December 31, 2010, most of our project companies have obtained such reports. We believe failure to obtain such reports in time for those projects will not have a materially adverse effect on our operations.

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

Employees

As of December 31, 2010, we had approximately 535 full-time employees, including approximately 63 management personnel, and 468 employees in finance, accounting, and operations.

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

Our employees in China participate in a state pension arrangement organized by Chinese municipal and provincial governments. We are required to contribute to the arrangement at the rate of 20% of the average monthly salary. In addition, we are required by Chinese law to cover employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary of an employee. We have purchased social insurances for all of our employees.

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the shares of common stock.

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

In the course of its review of our Registration Statement on Form S-1, the staff of the SEC provided comments requesting further information about the Spin-off and indicated its concern that the Pegasus Shares may have been issued without proper registration or an available exemption from registration. Under Staff Legal Bulletin No. 4 (“SLB 4”) promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when the following five (5) conditions are met: (i) the parent shareholders do not provide consideration for the spun-off shares; (ii) the spin-off is pro-rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose for the spin-off; and (iv) if the parent spins-off “restricted securities,” it has held those securities for at least two (2) years.

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

We are unable to quantify the extent of any monetary damages that we might incur if, monetary fines were imposed, rescission were required or one or more other claims were successful. However, we can give no assurance that the damages resulting from any such action or claims will not have a material, adverse effect on our cash flow, financial condition and prospects. As of the date of this Annual Report on Form 10-K, we are not aware of any pending or threatened claims that the Spin-Off violated any federal or state securities laws.

Based upon facts known to us at this time, we do not believe that assertion of such claims by any of our current or former holders of the Pegasus Shares is probable. However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one (1) to three (3) years from the date of sale. Claims under the anti-fraud provisions of the federal securities laws, if relevant, would generally have to be brought within two (2) years of discovery, but not more than five (5) years after occurrence.

The price of natural gas is subject to uncertain government regulations and market conditions.

The price of natural gas is subject to uncertain government regulations and market conditions in the PRC which are subject to change or fluctuations. While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we can not assure you that the price of natural gas will not vary significantly in the future. Numerous factors, most of which are beyond our control, drive the price and supply of natural gas. Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations. The war in Iraq and uncertain international political conditions could drive the price of natural gas upwards, thus reducing our profit margins in selling the natural gas to our customers. Any production restrictions imposed by OPEC on crude oil and natural gas could also reduce the inventory of the natural gas and drive the price upwards, reducing our profits. The price at which we sell to customers will be subject to approval by the Chinese government and is thus heavily regulated. Although in the past three (3) years there were no significant changes in regulations, we cannot assure you this will be the case in the future. Any change in PRC governmental regulations such as labor law regarding the minimum wage could materially and adversely affect our profits.

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

From August 2003 to December 2010, we have entered into twenty-nine (29) franchise agreements to provide natural gas to certain newly developed residential communities, and we expect that we will secure more of such franchise agreements in the years to come.

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

We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are not common and we have never experienced significant failures of our products, we cannot assure you that we would not face such liability in the event of the failure of any of our products. We only carry basic property insurance to cover our real property, natural gas pipelines, storage facilities and equipment. However, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective equipment claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Currently, we provide one (1) year service warranty for the end user equipment, such as gas indoor pipes and gas meters to our customers after we have installed the gas distribution systems and commenced gas supply for them. The warranties require us to repair and replace defective components. Since we started our current line of business, we have received a very limited number of warranty claims for our products that only involved minor repairs and whose costs were negligible (around $250 in total). Consequently, the costs associated with our warranty claims have historically been very low. Therefore, we have not established any reserve funds for potential warranty claims. However, if we experience any increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

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

We are a holding company incorporated in the State of Utah and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of retained earnings, as determined in accordance with PRC accounting standards and regulations. The “retained earning” has the same meaning under both US GAAP and PRC accounting standards in general, except that under PRC regulations, minimum ten percent (10%) of net profit after tax has to be set aside as the reserve fund. The upper limit of the reserve fund is fifty percent (50%) of the total registered capital of the Company. Only after such set-aside reserve fund is satisfied, can dividends be paid out of retained earnings. Thus, the impact of such set-aside reserve fund on the Company is the restriction upon the Company’s ability to pay dividends to shareholders. For the most recently completed fiscal year, we have satisfied the set-aside reserve fund requirement and dividends could have been paid out of retained earnings. However, this year, we do not have plans to distribute dividends. Our subsidiary and affiliated entity in China are also required to set aside a ten percent (10%) of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of Renminbi (the Chinese currency) into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment” herein. Furthermore, if our subsidiary or affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiary is unable to receive the revenues due from our operations, we may be unable to pay dividends on our common stock. As of now, we have not attempted to distribute and remit any dividends from our subsidiaries in China and therefore, we have not experienced restrictions.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi (“RMB”), the Chinese currency, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC’s, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. Dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. Dollar appreciates against the RMB, the U.S. Dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately twenty-one percent (21%) appreciation of the RMB against the U.S. Dollar between July 21, 2005 and March 24, 2011. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar.

The discontinuation of any preferential tax treatment currently available to us and the increase in the enterprise income tax in the PRC could in each case result in a decrease of our net income and materially and adversely affect our results of operations.

The PRC government has provided various incentives to foreign-invested enterprises and domestic companies operating in a national level economic and technological development zone, including reduced tax rates and other measures. For example, Beijing Gas, which is registered and operating in a high-tech zone in Beijing, has been qualified as a “high or new technology enterprise.” As a result, it is entitled to a preferential enterprise income tax rate of fifteen percent (15.0%) so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status. Beijing Gas received a two (2) year exemption from the enterprise income tax for its first two (2) profitable years of operation, which were 2003 and 2004. Beijing Gas was thereafter entitled to a preferential enterprise income tax rate of seven and a half percent (7.5%) for the succeeding three (3) years (with an exceptional tax rate of nine percent (9.0%) for 2005), which expired on December 31, 2007. However, we cannot assure you that the current preferential tax treatments and the current level of the enterprise income tax enjoyed by our PRC operating subsidiary will continue, and any legislative changes to the tax regime could discontinue any preferential tax treatment and increase the enterprise income tax rate applicable to our principal subsidiaries in the PRC. Specifically, the PRC Enterprise Income Tax Law (the “EIT Law”), was enacted on March 16, 2007. Under the EIT Law, effective on January 1, 2008, China adopted a uniform tax rate of twenty-five percent (25.0%) for all enterprises (including foreign-invested enterprises) and revoke the current tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. However, the current preferential tax rate of fifteen percent (15.0%) applicable to high and new technology enterprises and the current preferential tax treatments for all enterprises (including foreign-invested enterprises) will be grandfathered for a period of five (5) years following the effective date of the EIT Law until January 1, 2013. The EIT Law applies to all of our PRC operating subsidiaries, including Beijing Gas, which is currently both a high and new technology enterprise and a foreign-invested enterprise. Any future increase in the enterprise income tax rate applicable to our PRC operating subsidiaries or other adverse tax treatments, such as the discontinuation of preferential tax treatments, would have a material adverse effect on our results of operations and financial condition.

Dividends payable by us to our foreign investors may become subject to withholding taxes under PRC tax laws.

Under the EIT Law, dividends payable to foreign investors which are “derived from sources within the PRC” may be subject to income tax at the rate of twenty percent (20%) by way of withholding. Since we are a holding company and substantially all of our income will come from dividends that we receive from our PRC subsidiaries, dividends that we declare from such income may be deemed “derived from sources within the PRC” for purposes of the EIT Law and therefore subject to a twenty percent (20%) withholding tax. While the EIT Law stipulates that such taxes may be exempted or reduced, since no rules or guidance concerning the new tax law have been issued yet, it is unclear under what circumstances, and to what extent, such tax would be exempted or reduced. One example of a limitation on the twenty percent (20%) withholding tax is the way in which, pursuant to a treaty for the avoidance of double taxation, income tax levied by the PRC authorities on U.S. investors may not exceed ten percent (10%) of the gross amount of the dividends, provided that we are deemed to be a PRC resident enterprise under the new tax law. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, the value of your investment in our common stock may be materially and adversely affected.

Gains on the sales of our shares may become subject to PRC income taxes.

Under the EIT Law, our foreign corporate shareholders may be subject to a twenty percent (20%) income tax upon any gains they realize from the transfer of their shares, if such income is regarded as income from “sources within the PRC.” What will constitute “sources within the PRC” and whether or not there will be any exemption or reduction in taxation for our foreign corporate investors, however, are unclear since no rules or guidance concerning the new tax law has been issued yet. If our foreign shareholders are required to pay PRC income tax on the transfers of their shares, the value of your investment in our common stock may be materially and adversely affected.

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

Because our principal assets are located outside of the United States and nearly all of our directors and all of our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal Securities Laws against us, our officers, or our directors in the U.S. or to enforce a U.S. Court Judgment against us or our directors or officers in the PRC.

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

Our officers, directors and affiliates beneficially own approximately 55.4% of our Common Stock. Yu chuan Liu, our Chairman, and Chief Executive Officer, beneficially owns approximately 24.0% and Mr. Quandong Sun, a director, beneficially owns 19.8% of our Common Stock. As a result, Mr. Liu and Mr. Sun are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporation transactions including business combinations. Yet Mr. Liu and Mr. Sun’s interests may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock. Please refer to “Security Ownership of Certain Beneficial Owners and Management” of this Annual Report on Form 10-K for more information regarding beneficial ownership of securities of our management.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system (including, without limitation, the NASDAQ Stock Market). You may not be able to sell your shares due to the absence of a trading market.

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

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a total number of 12,681,255 shares of Common Stock, including 1,771,074 shares of common stock which are issuable upon (i) exercise of warrants issued to the Placement Agent in the Private Financing, and (ii) shares of Common Stock issued based on the “Make Good” provisions of the Stock Purchase Agreement. As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock. On February 11, 2010, our registration statement on Form S-1, registration no. 333-147998 was declared effective by the SEC, pursuant to which 5,705,138 shares of our common stock are eligible for sale through the registration statement.

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

Currently our outstanding warrants include: (i) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (ii) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, (iii) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share, and (iv) warrants to purchase 3,898,687 shares of common stock accompanying 8% senior secured convertible notes at $0.744 per share. Under the existing warrants, a total of 7,333,473 common shares will need to be issued by us if the warrant holders decide to exercise the warrants. If this happens, the investment of our current shareholders would be significantly diluted.

Item 1B. Unresolved Staff Comments

None.

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

As of December 31, 2010, we own 1,525 km of high-pressure underground pipeline. We also own and operate 39 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 29 cars, 17 trucks, 47 containers (3000 m 3), 5 containers (4500 m 3), and 76 containers (300 m 3).

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

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
First Quarter of 2009	$0.40	$0.06
Second Quarter of 2009	$0.50	$0.13
Third Quarter of 2009	$0.50	$0.31
Fourth Quarter of 2009	$1.21	$0.46
First Quarter of 2010	$1.05	$0.72
Second Quarter of 2010	$0.95	$0.52
Third Quarter of 2010	$0.58	$0.29
Fourth Quarter of 2010	$0.50	$0.38

As of March 25, 2011, there were 657 holders of record of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of Beijing Gas appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential and industrial customers in small and medium-sized cities in China, through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

Beijing Gas is organized as a holding company with twenty-seven subsidiaries, known as project companies, in four provinces, and four branches offices in Beijing, as shown on the corporate structure chart provided below. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utility, pursuant to which Beijing Gas formed the project company to operate the natural gas distribution project in the operational location. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment, operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and it subsidiaries own and operate natural gas distribution systems in 35 small and medium size cities serving approximately 183,500 residential and seven industrial customers. Our facilities include approximately 1,525 km of pipeline and delivery networks with a daily capacity of approximately 120,000 cubic meters of gas. We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui, Yunnan and Beijing.

Below is our corporate structure as of March 25, 2011:

 (1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this prospectus regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from two sources: (i) connection fees for constructing connections to our natural gas distribution network and (ii) sales of natural gas. Our connection activities are closely related to the development of the real estate industry in our targeted cities in China, given the fact that almost all of our connection fees are from new residential apartments. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve local residents’ quality of life.

We have experienced high growth of our connection activities since inception of our business due to the Chinese real estate boom in the past years. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, have resulted in a slowdown of the real estate market in China and our business, in turn, has been affected in 2008. Starting in 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. The Chinese government also decided to inject a stimulus package to boost the overall economy, and this stimulus package allocated funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced increased activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. The new initiatives from the government resulted in lower transaction volumes during the second and third quarters of 2010. However, the transaction volumes started to pick up again in the fourth quarter of 2010.

Even with the up and down nature of the Chinese real estate market over the past two years, we believe that the future growth trend of the real estate market will not change because of the continuous urbanization in China. Moreover, the Chinese government, at both the national and the local level, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. The Chinese Government’s RMB 4 trillion stimulus package has had great impacts on China’s domestic production and investments in the past two years. In 2009, GDP growth rebounded to 7.9% in the second quarter from 6.1% in the first quarter, which represented a 10-year low. In the third quarter and the fourth quarter of 2009, China’s economic growth accelerated to 9.1% and 10.7% respectively. China’s GDP grew by 8.7 percent in 2009, exceeding the target 8%. The GDP growth rate remained strong through the first two quarters of 2010. China’s GDP grew 11.9%, and 10.3% in the first and second quarters of 2010, respectively, from the same periods in 2009. Furthermore, China’s GDP increased by 9.6%, and 9.8% during the third and fourth quarters of 2010 respectively as compared to the same period of 2009.

Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and should maintain stable growth in the future, due to the increasing pool of our residential customers. Gas sales to industrial users are subject to the operating performance of the end industrial user. As we develop into more cities, we expect to add more industrial users in the coming year if capital requirements are available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 300,000) to medium (population between 300,000 to 1,000,000) sized cities. We are exploring potential project targets. The size of the projects varies from small cities to medium-sized cities. Many small-sized city markets are still untapped or undeveloped. The development of these markets is generally considered one of the major growth components of the Company.

Most medium-sized or large cities have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. The acquisition of these markets would have a material impact on the Company, increasing the Company’s assets and revenues significantly. The Company intends to raise money for accretive acquisitions when they become available.

Material Challenges

Numerous small-to-medium sized cities left undeveloped, but competition is growing, as there are many small new players in the market attracted by the profitability and growth potential of the business. In addition, we are also facing competitions from stronger competitors, as large city markets are getting saturated and our competitors are beginning to expand into smaller cities.

We face limited opportunities in developing into first-tier cities in China, as most of them have already been taken by other large gas distributors, such as Xin’ao Gas Co. Ltd. (the largest distributor in China) in the past decade.

Still, potential users in small and medium-sized cities need to be educated about the benefits of natural gas. It takes some time for them to get to know how natural gas can improve the quality of life. This is especially true for new markets, where there is no use of natural gas. Small cities tend to be more reluctant to use of new energies than large cities and residents depend more on coal, rather than natural gas.

China’s energy market is highly regulated by the government, with regard to purchase price and sale price of natural gas. Whenever there is an adjustment to purchase price by the government, gas distributors increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind that in the international markets. The Chinese government has seldom adjusted the price of natural gas and we cannot rule out the possibility of an increase in natural gas prices by the government in the future. Even though we could adjust the sale price accordingly after the increase in purchase price, thereby passing the increase onto the end users, the fact remains that such price increases would make natural gas more expensive, as compared to other alternative energies, and in turn hinder our business development.

Risks in Short-Term and Long-Term

In each of the cities we are developing and aiming to develop, the real estate market is the major factor that impacts us. Most of our residential customers are new home buyers. If the real estate market turns downward, the demand for new homes could decrease, resulting in fewer natural gas connections, which would negatively impact our business.

To reduce the Company’s dependence on connection fees, the Company is looking at opportunities to diversify its business by expanding into related industries, such as pipelines and gas stations. However, we do not expect to develop into those areas in full in the near future.

RESULTS OF OPERATIONS

Year Ended Dec 31, 2010 Compared to Year Ended Dec 31, 2009

In the year ended December 31, 2010, net revenues were $32,174,248, representing an increase of 16.61% from that of the previous year, and gross profit was $12,363,335, representing an increase of 30.50% from that of the previous year. Operating income in 2010 was $7,287,235, representing a significant increase of 43.83% from the previous year.

	For the 12 months ended December 31,
	2010	2009	Change
	US$	US$	%
Net Revenues	32,174,248	27,591,501	16.61%
Gross Profit	12,363,335	9,474,001	30.50%
Operating Income	7,287,235	5,066,476	43.83%
Net Income	4,041,663	4,047,584	-%
Gross Margin	38.43%	34.34%
Net Margin	12.56%	14.67%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2010 were $32,174,248, compared to $27,591,501 for the same period in 2009, representing an increase of 16.61%. The increase was due to the increases of both gas sales, and the connection fees. In 2010, we connected 38,750 new residential households to our gas distribution network, resulting in total connection fees of $13,435,175. Gas sales during the twelve months ended December 31, 2010 were $18,739,073. In comparison, we connected 32,681 new residential households to our gas distribution network throughout 2009, resulting in total connection fees of $11,887,546. Gas sales during the same period in 2009 were $$15,703,955.

	For the 12 months ended December 31,
	2010		2009		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	32.17	100%	27.59	100%	16.61%
Connection Fees	13.44	41.76%	11.89	43.08%	13.02%
Gas Sales	18.74	58.24%	15.70	56.92%	19.33%

Our net revenues for the year ended December 31, 2010 increased by 16.61% compared to the same period of last year, which largely resulted from the following factors:

1)
Increase of connection fees from residential customers. We were able to connect more residential households during the twelve months ended Decembrer 31, 2010 as compared to the same period of last year.

2)
Increase of gas sales. Gas sales to residential users continued to grow significantly. Gas sales to industrial customers increased moderately compared to the previous year. Gas sales to industrial users started to pick up in the third quarter of this year, which were able to offset the slow start in the first half of this year. Lower sales from industrial users in the first half of this year were due to the following factors: (1) The severe weather conditions in China affected the logistics of gas delivery in the first quarter of 2010, and the Chinese government prioritized the delivery gas to residential users during the severe weather during this period. (2) There were adjustments of production lines in two of our industrial users in the second quarter of 2010, and they were not back to operations until September 2010. This adjustment in operations caused the reduction of gas consumption in these two industrial users during this period.

Connection Fees

Connection fees in 2010 were $13.44 million, representing an increase of 13.02% over the year 2009. Connection fees in 2010 accounted for approximately 41.76% of total net revenue compared to approximately 43.08% for the same period in 2009. Almost all connection fees in the twelve months ended December 31, 2010 were from the development of new residential users.
	For the 12 months ended December 31,
(in US$ millions)	2010		2009		Change
	US$	%	US$	%	%
Connection Fees	13.44	100%	11.89	100%	13.02%
Residential Users	13.43	99.98%	11.84	99.63%	13.41%
Industrial Users	0.01	0.02%	0.05	0.37%	%

Gas Sales

Gas sales were $18.74 million in 2010, accounting for 58.24% of total net revenue in 2010, representing an increase of 19.33% over the year 2009. Gas sales to residential users increased 34.06%, from $7.41 million in 2009 to $9.93 million in 2010. Gas sales to industrial and commercial users increased 6.17%, from $8.29 million in 2009 to $8.81 million in 2010.

	For the 12 months ended December 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gas Sales	18.74	100%	15.70	100%	19.33%
Residential Users	9.93	53.00%	7.41	47.17%	34.06%
Industrial and Commercial Users	8.81	47.00%	8.29	52.83%	6.17%

Cost of Revenues

Cost of revenues in 2010, which includes cost of connection and cost of gas sales, was $19.81 million, an increase of $1.69 million, or 9.35%, from $18.12 million in 2009.

	For the 12 months ended December 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	19.81	100%	18.12	100%	9.35%
Connection Cost	2.69	13.60%	3.29	18.17%	(18.18)%
Gas Cost	17.12	86.40%	14.82	81.83%	15.46%

Cost of Connection

The cost of connection decreased 18.18% to $2.69 million during the year ended December 31, 2010 from $3.29 million for the same period in 2009. During the twelve months ended December 31, 2010, we incurred lower costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2009.

Cost of connection includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 15.46% to $17.12 million during the year ended December 31, 2010 from $14.82 million during the same period in 2009. This increase in cost of gas sales is largely due to the increase of gas sales during this period.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

	For the 12 months ended December 31,
	2010		2009		Change
($ million)	US$	%	US$	%	%
Gross Profit	12.36	100%	9.47	100%	30.50%
Connection	10.74	86.88%	8.59	90.72%	24.97%
Gas	1.62	13.12%	0.88	9.28%	84.54%

During the year ended December 31, 2010, gross profit was $12.36 million, representing an increase of approximately 30.50% from the same period of 2009. Gross profit from connection fees is $10.74 million for 2010, accounting for 86.88% of total gross profit. In comparison, gross profit from connection fees was $8.59 million for 2009, accounting for 90.72% of total gross profit. Gross profit from gas sales was $1.62 million, accounting for 13.12% of total gross profit, compared to $0.88 million, 9.28% of total gross profit in the same period in 2009.

Gross margin during the year ended December 31, 2010 is 38.43%, compared to 34.34% during the same period in 2009.

Gross margin for connection fees for the year 2010 was 79.95%, compared to 72.30% in 2009. The decrease in the cost of connection contributed to the improvement of gross margin.

Gross margin for sales of natural gas was 8.66% in 2010, compared to 5.6% during the same period of 2009. The increase was primarily due to improvement of delivery cost for the twelve months ended December 31, 2010.

Selling,General and Administrative Expenses

Our selling, General and administrative expenses expenses in the year ended December 31, 2010 were $5.08 million and approximately 15.8% of our net revenues, compared with $4.41 million, or 16.0% of net revenues in the same period of 2009. We incurred approximately $100,000 for engaging Ernst & Yong on SOX compliance and internal control consultation during the twelve months ended December 31, 2010.

Operating Income

The operating income in 2010 was $7.29 million, representing an increase of 43.8% compared to the operating income of $5.06 million in 2009. The increase was driven by the increase of sales, and improvement of gross margin from both connection fee revenue and gas sales during this period.

Other Income (Expense)

Other Expense was $2.05 million for the year ended December 31, 2010, compared with Other Income of $0.08 million for the same period of 2009. The significant increase was due to the amortization costs of convertible bonds and interest expense of convertible bonds. We completed a convertible debt financing in the last quarter of 2009, which resulted in costs associated with the financing, such as interest discount-warrants, beneficial conversion feature, and debt issuance cost. Included in interest expense of $2.71 million for the twelve months ended December 31, 2010 was $0.48 million in convertible bonds coupon expense and $1.51 million non-cash flow amortization expense of convertible bonds.

Income tax

Income tax was $1.20 million in 2010, compared to $1.09 million in 2009.

Net Income

Net income for the year ended December 31, 2010 was $4.04 million, a slight decrease of 0.015% from $4.05 million in the same period in 2009. Driven by the increase of sales, and improvement of gross margin from both connection fee revenue and gas sales during this period, operating income achieved improvement of 43.83% to $7.29 million compared to the operating income of $5.07 million for the same period of 2009. However, the increase in operating income was offset by the additions of amortization costs of convertible bonds. Excluding these non-cash and non-operational items of amortization expense of convertible bonds in the total of $1.51 million, our adjusted net income in the twelve months ended December 31, 2010 would have been $5.55 million.

Liquidity and Capital Resources

Cash and cash equivalents were $3.58 million as of December 31, 2010, a decrease of $6.24 million as compared to $9.82 million of cash and cash equivalents as of December 31, 2009.

Cash sourced in operating activities for the year ended December 31, 2010 was $6.29 million, a decrease of $1.54 million from $7.83 million during the same period of 2009. Such increase was mainly due to the change in net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the year ended December 31, 2010 was $16.07 million, an increase of $2.02 million from $14.05 million during the same period of 2009. Such increase was mainly due to the increase of property, plant and equipment and construction in progress.

 Cash sourced in financing activities for the year ended December 31, 2010 is $3.38 million. We borrowed $1.38 million from local bank during 2010. On December 17, 2010, the Company, among with its wholly owned subsidiaries Sino Gas Construction, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Sino Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Sino Gas Construction for a consideration of US$2.0 million.

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

Accounts Receivable

Accounts receivable as of December 31, 2010 were $9.50 million, representing an increase of $4.47 million from $5.04 million as of December 31, 2009.

Notes Receivable

Notes receivable of $0.23 million as of December 31, 2010.

Inventory

Inventory of $0.48 million as of December 31, 2010 comprised spare parts and natural gas.

Fixed Assets

Fixed Assets as of December 31, 2010 was $ 55.17 million, an increase of $3.07 million from $52.10 million in 2009. The table below is a breakdown of our fixed assets at cost:

	2010	2009
At Cost
Gas Pipelines	$44,512,342	$43,518,519
Motor Vehicles	6,067,524	5,775,903
Machinery & Equipment	1,542,016	1,482,599
Buildings	2,316,729	1,005,517
Leasehold Improvements	475,099	80,113
Office Equipment	256,419	238,673
Less Accumulated depreciation	(5,241,647)	(4,329,313)

	$49,928,482	$47,772,011

Bank Loans

Short term Bank loans as of December 31, 2010 were $7.86 million, an increase of 4.94 million from that as of December 31, 2009. Long term Bank loans as of December 31, 2010 were $3.02 million, representing a decrease of $3.56 million compared to $6.58 million as of December 31, 2009.

For more information concerning bank loans see Note 8 to the consolidated financial statements of the Company included herein.

Accounts Payables

Accounts payables as of December 31, 2010 was $11.11 million, representing an increase of $2.55 million from that as of December 31, 2009.

Other Payables

Other payables – current as of December 31, 2010 – were $3.69 million, representing a decrease of $2.65 million from that as of December 31, 2009. $1.86 million was reclassified to Other payable – non-current this year.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 8.Financial Statements and Supplementary Data

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

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that, as of December 31, 2010, our Company’s disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and have designed internal control over financial reporting or caused internal control over financial reporting to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. Due to its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO), and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2010. Based on that evaluation, our management concluded that, as of December 31, 2010, our Company’s internal control over financial reporting was not effective due to the following significant deficiencies:

 (1) Our Internal Audit Department has not taken a full active role in the conduct of its activities due to insufficient resources.

(2) Our Company did not formulate a comprehensive Related Party Transactions Policy and develop a master list of all Related Parties.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management’s Plan for Remediation of significant deficiencies

Our management has worked, and will continue to work, to address these -deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1) All the employees are now required to sign an affidavit acknowledging that the employee has read and will intend to comply with the Code. We are going to continue modify the Code, and will arrange respective on-going training to all the employees with the update of the Code.

(2) In 2010, the management engaged an Internal Audit Manager to take the active role of Internal Audit Function of the Company. With the assistance of third party professional, the roles and responsibilities of the internal audit department together with the risk-based internal audit plan have been formulated.

(3) We will try to develop a comprehensive Related Party Transactions Policy and a master list of all Related Parties before the end of second quarter of 2011.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2010, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President, Chief Executive Officer, Director and Chairman of the Board	45
Zhicheng ZHOU	Chief Operating Officer, Director	45
Zhimin ZHONG	Marketing Director	54
Shukui BIAN	Vice President & Chief Engineer	45
Yugang ZHANG	Chief Financial Officer	38
Guowei CHEN	Director	53
Quandong SUN	Director	43
Zhongsheng LIU	Director	50

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu. Mr. Liu was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the Board of Directors and General Manager of Beijing Zhong Ran Wei Ye Gas Co., Ltd. between 2003-2006 and he was the Chairman of the Board of Beijing Xiang Ke Jia Hua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Lang Fang Zhong Gong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of the Research and Development Department of Petro China from 1983 to 1997. We believe that Mr. Yuchuan Liu, the founder of the Company, has the most extensive knowledge and experience in natural gas industry within the Company, and this experience qualifies him to be Chairman of the Board of Directors.

Mr. Zhicheng Zhou. Mr. Zhou was appointed our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the Director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002. Mr. Zhicheng Zhou, the COO of the Company, has extensive knowledge and experience in natural gas industry. He has well-developed operational and managerial skills and we believe these qualify him to be a Director of the Company.

Mr. Zhimin Zhong. Mr. Zhong was appointed our Marketing Director on September 7, 2006. Mr. Zhong graduated from Nanjing University with a B.S. in philosophy. Mr. Zhong was the Marketing Director for Beijing Zhong Ran Wei Ye Gas Co., Ltd., between 2004-2006. Mr. Zhong was Vice President of Shen Zhen Guo Qi Real Estate Co. Ltd. from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiang Xi Province between 1978 and 1995.

Mr. Shukui Bian. Mr. Bian was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a B.S. and from Petroleum University with a M.S. He served as Vice President of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2000 and 2007. Prior to that, Mr. Bian had been with North China Oilfield’s first refinery factory for fourteen years. Mr. Bian was one of the industry experts that drafted The National Standards of Natural Gas Usage in Cities in China.

Mr. Yugang Zhang. Mr. Yugang Zhang was appointed Chief Financial Officer on August 25, 2008. Mr. Zhang was the Area Financial Controller for Asian Operation of Smufit-Stone Container Enterprises Inc., a U.S. company, from June 2003 to July 2008. Prior to that, from March 2001 to May 2003, he worked as the Plant Controller of the same company in Mansfield, MA. From September 2000 to March 2001, he was the Assistant Controller and Accounting Manager for FAE Worldwide, Inc. in Boston, MA. From February 1999 to September 2000, he was a Staff Accountant for Braver CPAs & Co., P.C. of Chestnut Hill, MA. Mr. Zhang obtained an MBA from Clark University in Massachusetts with a full-tuition scholarship in 1997 and graduated from the Mechanical Engineering School of Harbin Institute of Technology in Harbin with a Bachelor’s degree in mechanical engineering in 1993.

Mr. Guowei Chen. Mr. Chen was appointed our Director on September 7, 2006 and a member of the audit committee of our Board of Directors and a member of the compensation committee of our Board of Directors on October 19, 2006. Mr. Chen graduated from East China College of Metallurgy with a major in Accounting. Since March 2006, Mr. Chen has been the General Manager and Chairman of the Board of Shen Zhen Jia Xin Real Estate Development Co., Ltd. Prior to that, he was the General Manager of Hang Zhou Steal Group from 2001 to February 2006. Mr. Chen is very experienced in general and financial management. Mr. Chen, a seasoned professional in general and financial management, was previously the Chairman of the Board of a real estate company in China. We believe that his experience qualifies him to be a Director of the Company.

Mr. Quandong Sun. Mr. Sun was appointed our Director on September 7, 2006 and a member of the audit committee of our Board of Directors and a member of the compensation committee of our Board of Directors on October 19, 2006. Mr. Sun graduated from Shanghai Maritime University with a B.S. Mr. Sun has been Chairman of Jidong Shipping Co., Ltd. since 1995. Prior to that, Mr. Sun served as Manager in the Shipping Department of Shekou Shipping Co., Ltd. between 1987 to 1994. Mr. Quandong Sun, a seasoned professional in general management, was chairman of another company in China. We believe his experience qualifies him to be a Director of the Company.

Mr. Zhongsheng Liu. Mr. Liu was appointed our Director on May 19, 2009 and will serve for two years. From December 2008 until present, he served as Executive Vice President of China Merchants Investment (Fund) Management Co. From January 2006 to December 2008, he served as general manager of Zhengzhou Office of the China Great Wall Asset Management Corporation. From July 2004 to January 2006, he served as General Manager of the market development department of China Great Wall Asset Management Corporation. From January 2001 to July 2004, he served as general manager of asset management department of China Great Wall Asset Management Corporation. Mr. Liu obtained a bachelor’s degree in mine construction and a second bachelor’s degree in engineering management, both from Shenyang Northeast University in 1983 and 1990, respectively. He also obtained a doctorate degree of management from the Financial Science Research Institute of Ministry of Finance in 2005. Mr. Zhongsheng Liu, a doctor of management, is Executive Vice President of one of China’s top investment management companies. We believe that his various working experience and educational background qualify him to be a Director of the Company.

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

In 2010, the Board of Directors had held 4 meetings, and the attendance rate of the directors was 100%.

Board Composition and Committees

Our board of directors currently consists of five members: Yuchuan Liu, Zhongsheng Liu, Guowei Chen, Quandong Sun, and Zhicheng Zhou. Zhongsheng Liu, and Guowei Chen are “independent” as that term is defined by SEC rules.

Compensation Committee

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Zhongsheng Liu, Guowei Chen and Quandong Sun. Zhongsheng Liu and Guowei Chen are “independent” as that term is defined by SEC rules.

Audit Committee Financial Expert

Because we only recently appointed the current members of our board of directors, our board of directors has not yet appointed a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our current audit committee members are Quandong Sun, GuoweiChen, and Zhongsheng Liu. Zhongsheng Liu and Guowei Chen are “independent” as that term is defined by SEC rules. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) to report their beneficial ownership of equity interests in the company to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and persons owning more than 10% of our capital shares are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Code of Ethics

We have adopted Code of Conduct and Ethics (“Code”) in 2008. For a copy of the Code, please write to: Mr. Yugang Zhang, CFO, Sino Gas International Holdings, Inc., No.18 Zhong Guan Cun Dong St., Haidian District, Beijing, PRC 100083.

Item 11. Executive Compensation

Mr. Yuchuan Liu was appointed chairman of the board, president and chief executive officer on September 7, 2006. The compensation amounts paid to Mr. Liu reflect compensation paid to him by the operating subsidiaries of Sino Gas and its subsidiaries during the reported periods.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus		Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu	2009	$110,000		$65,000				$175,000
President & CEO	2010	$113,300	$	*64,200				$177,500

Yugang Zhang	2009	$131,500		$43,500				$175,000
Chief Financial Officer	2010	$133,200	$	*44,300				$177,500

Zhicheng Zhou	2009	$90,000		$85,000				$175,000
Chief Operating Officer	2010	$103,700	$	*73,800				$177,500
* The bonuses have not been paid and are estimates only.

The salary of each officer is part of his agreement with the Company. The amounts of the bonuses of the executives are not performance based. Each executive is guaranteed compensation paid in Local Currency Renminbi of approximately $177,500 per year. At the end of the calendar year, if the actual paid compensation of an executive for the calendar year is less than $177,500, the difference shall be paid as a “bonus” during the following year. Due to exchange rate fluctuations the bonus figures listed in the Summary Compensation Table represent estimates only.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Zhongsheng Liu, Guowei Chen and Quandong Sun.

Outstanding Equity Awards

None.

Equity Compensation Plan

The board of directors of the Company adopted a stock option plan on November 19, 2007 and reserved 1,460,000 shares of our common stock as options to be issued under the plan. No options have been issued under the plan for 2008. The company revoked the stock option plan in December 2008.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu
Zhicheng Zhou
Yong Li*	$7,500						$7,500
Guowei Chen	$10,000						$10,000
Quandong Sun	$10,000						$10,000
Zhongsheng Liu	$10,000						$10,000
* Yong Li was appointed director in February 2010 and resigned in January 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2011, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this Annual Report on Form 10-K, we have outstanding (i) 27,156,617 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 4,590,094 shares of series B convertible preferred stock and 95,418 shares of series B-1 preferred stock, (iv) series A warrants to purchase an aggregate of 241,708 shares of common stock at $3.84 per share, (v) series C warrants to purchase an aggregate of 3,083,588 shares of common stock at $3.375 per share, and (vi) series G warrants to purchase an aggregate of 109,489 shares of common stock at $3.84 per share. The warrants are exercisable until September 2012. The warrants have cashless exercise provisions entitling the holders to obtain shares equal to the product of (1) the nominator is the difference between the market value of all the exercised shares on the date of exercise and the exercise price of all the exercised shares and (2) the denominator is the market price per share on the date of exercise. As of the date of this report, there are also outstanding 8% senior secured convertible notes convertible into 9,746,719 shares of the Company’s common stock and accompanying warrants to issue 3,898,687 shares of the Company’s common stock. The senior secured convertible notes are convertible at $0.62 per share. The warrants are exercisable until November 30, 2012 at an exercise price of $0.744, and have a cashless exercise feature if a registration statement covering all of the shares of common stock issuable upon exercise of the warrants is not effective upon the 18-month anniversary of the issue date of the warrants.

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

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on March 30, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants, option and conversion of the senior secured convertible notes and accompanying warrants, and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 30, 2010, and (ii) the total number of shares issuable from the conversion of senior secured convertible notes and accompanying warrants for such person. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.
N0.18 Zhong Guan Cun Dong St.
Haidian District
Beijing, China 10083

	Amount and Nature of Beneficial Ownership			Percent of Class
Shareholder	Series B Preferred Stock (1)	Common Stock (2)		Series B Preferred Stock	Common Stock
Owner of More than 5% of Class

Eloten Group Ltd.	-	6,524,174	(4)(5)	-	24%
Leading King Investment Limited	-	5,384,923	(6)(7)	-	19.8%
Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P.	4,380,413	2,451,446	(8)	93.7%	9%
T. Rowe Price Small-Cap Value Fund, Inc.	-	1,732,210	(9)	-	6.4%
Jayhawk Private Equity Fund, LP and Jayhawk
Private Equity Co-Invest Fund, LP	-	3,841,753	(10)	-	12.7%

Directors and Executive Officers
Yuchuan Liu	-	6,637,043	(4)(5)(11)	-	24.3%
Quandong Sun	-	5,384,923	(6)(7)	-	19.8%
Zhimin Zhong	-	393,581	(3)	-	1.4%
Zhicheng Zhou	-	112,869	(12)	-	*
Shukui Bian	-	173,962	(3)	-	*
Zhongsheng Liu	-	-		-	-
Guowei Chen	-	-		-	-
Yugang Zhang	-	112,847	(13)	-	*
Yong Li	-	-		-	-
All Directors and Executive Officers	-	12,815,225		-	45.5%
* indicates less than 1%.

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

(3) Shares of common stock issued to Gas (BVI) as a result of the consummation of the share exchange agreement are beneficially attributed to each of the Gas (BVI) shareholders based on each shareholder’s percentage ownership interest in Gas (BVI) immediately prior to execution of the share exchange agreement.

(4) Includes 6,524,174 common shares issued upon conversion of series A convertible preferred stock to Eloten Group Ltd., which are beneficially attributed to Mr. Liu Yu Chuan. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd. Also, includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

(5) Includes 108,286 shares of common stock beneficially attributed to Eloten Group Ltd. based on Eloten Group Ltd.’s ownership interest in Gas (BVI).

(6) Includes 5,384,923 common shares issued upon conversion of series A convertible preferred stock to Leading King Investment Limited, which are beneficially attributed to Mr. Sun Quan Dong. Mr. Sun holds 50% ownership interest in Leading King Investment Limited.

(7) Includes 89,377 shares of common stock beneficially attributed to Leading King Investment Limited based on Leading King Investment Limited’s ownership interest in Gas (BVI). Mr. Sun holds a 50% ownership interest in Leading King Investment Limited.

(8) According to Schedule 13G/A filed with the SEC on February 16, 2010, Adam Benowitz is the managing member of Vision Capital Advisors, LLC, investment manager of both funds, whose address is: 20 W. 55th Street, 5th Floor, New York, NY 10019. The ownership breakdowns for both Vision Opportunity Master Fund (“VOMF”) and its affiliate, Vision Capital Advantage Fund (“VCAF”) are as follows: (i) common stock, VOMF, 1,892,197, VCAF, 559,249; (ii) preferred B stock, VOMF 3,381,107, VCAF, 999,306.

(9) The business address is: 100 East Pratt Street, Baltimore, MD 21202.

(10) Includes 2,419,355 and 967,742 shares of common stock issuable upon conversion of 8% senior secured convertible notes and accompanying warrants. The business address is: 5410 W. 61st Place, Suite 100, Mission, KS 66205.

(11) Includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

(12) Includes 112,869 shares of common stock issuable upon conversion of 8% senior secured convertible notes and exercise of warrants.

(13) includes 112,847 shares of common stock issuable upon conversion of 8% senior secured convertible notes and exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company’s current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Type of Fee	Fiscal Year 2010	Fiscal Year 2009
Audit Fees (1)	$135,000	126,000
Audit-Related Fees	—	—
Tax Fees (2)	4,500	4,500
All Other Fees	—	—
Total	$139,500	130,500

(1)
Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

ITEM 15. EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from Form 10-Q filed on August 20, 2007

3.2*	Bylaws

3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock

3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock

4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto

4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.

4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein

4.4*	Form of Series A Warrant

4.5*	Form of Series B Warrant

4.6*	Form of Series C Warrant

4.7*	Form of Series D Warrant

4.8*	Form of Series J Warrant

4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein

4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein

4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.

4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.

4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP

4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein

4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein

4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent

4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein

4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein

4.19***	Form of Lock-Up Agreement, by and among, Docle Ventures, Inc., and certain other parties named therein

4.20
Securities Purchase Agreement dated as of November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010

4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009

4.22
Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.3 to Form 8-K filed December 4, 2009

4.23
Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.4 to Form 8-K filed December 4, 2009

4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract- Henan Zhongyuan Lvneng High-Tech Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract-PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract-Tianjin Dagang Oilfield Transportation Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract-Hebei Natural Gas Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract-Xinjiang Guanghui LNG Development Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.29
Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008 incorporated by reference from Form 10-K filed on March 31, 2009.

10.30
Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008 incorporated by reference from Form 10-K filed on March 31, 2009

10.31	Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)

10.32	Shareholders Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)

16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC

21.1+	List of Subsidiaries

23.1+	Consent of Auditor

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from Form 8-K filed September 7, 2006

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007

****	Incorporated by reference from Form 8-K filed September 13, 2007

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 31, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director, President and Chief Executive Officer

Date: March 31, 2011	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuchuan Liu and Yugang Zhang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	March 31, 2011
Yuchuan Liu	(Principal Executive Officer)

/s/ Yugang Zhang	Chief Financial Officer	March 31, 2011
Yugang Zhang	(Principal Accounting and Financial Officer)

/s/ Guowei Chen	Director	March 31, 2011
Guowei Chen

/s/ Quandong Sun	Director	March 31, 2011
Quandong Sun

/s/ Zhongsheng Liu	Director	March 31, 2011
Zhongsheng Liu

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 31, 2011
Zhicheng Zhou

Sino Gas International Holdings, Inc.
Audited Consolidated Financial Statements
December 31, 2009 and 2010
(Stated in US Dollars)

Sino Gas International Holdings, Inc.

To:        The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 26, 2011	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
 (Stated in US Dollars)

ASSETS		12/31/2010	12/31/2009
Current Assets	Notes
Cash & cash equivalents	2(e)	$3,582,330	$9,820,890
Restricted cash	3	-	126,400
Notes receivable		226,867	351,021
Accounts receivable	2(f),4	9,504,229	5,036,609
Other receivables		1,127,981	1,686,115
Related party receivable		408,361	-
Inventory		482,594	416,931
Advance to suppliers	2(g)	3,621,147	4,814,420
Prepaid expenses and taxes		264,481	446,840
Total Current Assets		19,217,990	22,699,226

Non-Current Assets
Investment	2(h),5	12,794,384	7,031,333
Property, plant & equipment, net	2(j),7	49,928,482	47,772,011
Construction in progress	2(m)	19,336,428	13,357,395
Intangible assets, net	2(k),9	533,730	539,724
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		1,239,548	-
Total Non-current Assets		85,510,547	70,378,438

Total Assets		$104,728,537	$93,077,664

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Bank loans	10	$7,864,727	$2,925,174
Accounts payable		11,105,790	8,560,120
Other payables - current portion	11(a)	3,691,923	6,339,571
Accrued liabilities		1,635,217	453,335
Unearned revenue	2(n)	106,868	620,860
Total Current Liabilities		24,404,525	18,899,060

Non-current Liabilities
Long-term bank loans	10	3,024,895	6,581,641
Non-current Convertible Bonds	12	5,641,117	4,329,101
Other payables - non-current portion	12(b)	1,859,499	-
Total Non-current Liabilities		10,525,511	10,910,742

Total Liabilities		$34,930,036	$29,809,802

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009
 (Stated in US Dollars)

STOCKHOLDERS’ EQUITY		12/31/2010	12/31/2009
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,590,094 and 4,579,839 shares issued and outstanding as of December 31, 2010 and 2009 respectively.	11	$4,590	$4,580
Additional paid in capital - Preferred Stock B		5,335,894	5,323,972
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of December 31, 2010 and 2009 respectively.	11	95	95
Additional paid in capital - Preferred Stock B-1		132,662	132,662
Common Stock US$0.001 par value; 250,000,000 shares authorized; 27,156,617 and 26,769,313 shares issued and outstanding as of December 31, 2010 and 2009 respectively.	11	27,156	26,769
Additional paid in capital - Common Stock		23,933,033	22,513,732

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R		-	107,652
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2(w)	4,819,762	4,612,191
Retained earnings		17,977,181	14,143,089
Minority Interest		1,004,500	-
Accumulated other comprehensive income	2(x)	7,886,391	7,725,883
Total Stockholders’ Equity		69,798,501	63,267,862

Total Liabilities & Stockholders’ Equity		$104,728,537	$93,077,664

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the year ended December 31, 2010 and 2009
 (Stated in US Dollars)

	Notes	12/31/2010	12/31/2009
Sales	2(r)	$32,174,248	$27,591,501
Cost of revenue	2(s)	19,810,913	18,117,500
Gross Profit		12,363,335	9,474,001

Operating Expenses
Selling expenses		1,776,315	1,032,629
General and administrative expenses		3,299,785	3,374,896
Total operating expenses		5,076,100	4,407,525

Operating Income		7,287,235	5,066,476

Other Income/(Expense)
Investment income	2(s)	800,745	461,014
Other income		56,275	64,774
Other expense		(136,654)	(36,214)
Impairment loss		(73,457)	-
Interest income		14,841	75,302
Interest expense		(2,706,784)	(489,111)
Total other income/(expense)		(2,045,034)	75,765

Earnings from continued operation		5,242,201	5,142,241

Income tax	2(t),14	(1,200,096)	(1,094,657)

Gain/(loss) from discontinued operation, net of tax	18	(442)	-

Net income		$4,041,663	$4,047,584

Income available to common stockholders for basic EPS		$4,041,663	$4,047,584
Interest expense for convertible bonds, net of tax		1,995,453	234,180
Income available to common stockholders for diluted EPS		$6,037,116	$4,281,764

Earnings Per Share	2(z),16
-Basic		$0.15	$0.15
-Diluted		$0.15	$0.14

Weighted Average Shares Outstanding
-Basic		27,013,799	26,235,980
-Diluted		27,013,799	30,815,819

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of and for the year ended December 31, 2010 and 2009
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	25,269,313	25,269	23,196,304
Net Income	-	-	-	-	-	-	-	-	-
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	1,500,000	1,500	(1,500)
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	-	-	(681,072)
Issuance of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriate of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2009	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732

Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(170,742)	(171)	(198,484)	-	-	-	170,742	171	198,484
Reversal of conversion	180,997	181	210,406	-	-	-	(180,997)	(181)	(210,406)
Conversion of Convertible Bonds	-	-	-	-	-	-	322,581	322	199,678
Shares Based Compensation	-	-	-	-	-	-	75,000	75	35,925
Cancellation of Common Stock	-	-	-	-	-	-	(22)	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	995,500
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2010	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of and for the year ended December 31, 2010 and 2009
(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2009	311,110	47,946	107,652	-	7,002,292	3,956,728	10,069,896	-	7,676,844	57,855,350
Net Income	-	-	-	-	-	-	4,047,584	-	-	4,047,584
Issuance of 2007 Make Good Common Stock	-	-	-	-	-	-	-	-	-	-
Re-allocation of Beneficial Conversion Feature	-	-	-	-	-	-	681,072	-	-	-
Issuance of Convertible Bonds	-	-	-	223,367	1,092,522	-	-	-	-	1,315,889
Appropriate of Retained Earnings	-	-	-	-	-	655,463	(655,463)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	49,039	49,039
Balance at December 31, 2009	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862

Balance at January 1, 2010	311,110	47,946 47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	4,041,663	-	-	4,041,663
Conversion of Preferred Stock B	-	-	-	-	-	-	-	-	-	-
Reversal of Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	200,000
Shares Based Compensation	-	-	-	-	-	-	-	-	-	36,000
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	(107,652)	-	-	-	-	-	-	-
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	1,004,500	-	2,000,000
Appropriation of Retained Earnings	-	-	-	-	-	207,571	(207,571)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	160,508	160,508
Balance at December 31, 2010	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501

Comprehensive Income	12/31/2009	12/31/2010	Total
Net Income	$4,047,584	$4,041,663	$8,089,247
Other Comprehensive Income
Foreign Currency Translation Adjustment	49,039	160,508	209,547
Total	$4,096,623	$4,202,171	$8,298,794

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31, 2010 and 2009
 (Stated in US Dollars)

Cash Flows from Operating Activities	12/31/2010	12/31/2009
Net Income	$4,041,663	$4,047,584
Adjustments to reconcile net income to net cash from operations:
Shares base compensation	36,000	-
Expiration of Warrants	92,468	-
Bad debt provision	45,127	15,081
Depreciation expense	912,334	1,179,860
Amortization expense of intangible assets	25,438	32,306
Amortization expense of convertible bonds	1,512,016	-
Loss/(gain) from discontinued operation	442	-
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	126,400	107,879
Decrease/(increase) in accounts and other receivables	(3,830,460)	2,062,585
Decrease/(increase) in inventory	(65,663)	(69,590)
Decrease/(increase) in prepayments	1,375,633	(1,866,148)
Decrease/(increase) in related party receivable	(408,361)	-
Increase/(decrease) in accounts and other payables	2,425,411	2,321,136
Cash Sourced/(Used) in Operating Activities	6,288,448	7,830,693

Cash Flows from Investing Activities
Increase in deposit	(1,239,548)	-
Disposal of discontinued operation	75	-
Increase of investment in equity	(5,763,051)	(1,872,324)
Purchase of property, plant & equipment	(3,069,321)	(15,918,753)
Purchase of intangible assets	(19,445)	(56,752)
Decrease/(increase) in construction in progress	(5,979,032)	3,798,077
Cash Sourced/(Used) in Investing Activities	(16,070,322)	(14,049,752)

Cash Flows from Financing Activities
Proceeds/(settlement) of bank loans	1,382,806	7,318,376
Proceeds from issuance of convertible bonds	-	6,042,966
Discount of convertible bonds	-	(1,713,866)
Increase in additional paid in capital from issuance of convertible bonds	-	1,315,890
Proceeds from sales of subsidiary’s equity	2,000,000
Cash Sourced/(Used) in Financing Activities	3,382,806	12,963,366

Net increase in cash & cash equivalents for the periods	(6,399,068)	6,744,307
Effect of currency translation	160,508	49,040
Cash & cash equivalents at the beginning of periods	9,820,890	3,027,543
Cash & cash equivalents at the end of periods	$3,582,330	$9,820,890

Supplementary cash flows information
Interest received	$14,841	$75,302
Interest paid	$1,075,241	$254,931
Income tax paid	$1,273,676	$1,324,184

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Co., Ltd. (“Gas (BVI)”), an International Business Company incorporated in the British Virgin Islands, and its wholly owned subsidiary Beijing Zhong Ran Weiye Gas Co., Ltd. (“Beijing Gas”), involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of Gas (BVI) in exchange for all of the issued and outstanding shares of Gas (BVI). For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company’s primarily business operations are conducted through Beijing Gas. Beijing Gas is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. Beijing Gas develops its operating subsidiaries, known as project companies. Each project company operates as a local natural gas distributor in a city or county. Pursuant to an exclusive franchise agreement with the local government or entities responsible for administering and/or regulating gas utilities, each project company is granted the exclusive right to develop and operate natural gas distribution systems and distribute natural gas at the operational location.

Beijing Gas holds an equity interest of 85% to 100% on its subsidiaries, and an individual shareholder nominally holds the remainder of the equity interest in such project company. Each such individual shareholder has relinquished any and all rights, power and interest of Beijing Gas in the respective project companies under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders,

The Company owns and operates natural gas distribution systems in 35 small and medium size cities serving approximately 183,500 residential and seven industrial customers. The Company’s facilities include approximately 1,525 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 120,000 cubic meters of natural gas.

The common stock of the Company is currently quoted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board under the symbol “SGAS”.

Basis of Presentation and Organization

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the People’s Republic of China (“PRC”) or in the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

(a)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries (the “Group”). Significant inter-company transactions have been eliminated in consolidation. Investments in which the company has a 20 percent to 50 percent voting interest and where the company exercises significant influence over the investor are accounted for using the equity method.

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2010:-

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	95	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	90	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	95	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	95	RMB 2,000,000

Jinzhou Weiye Gas Co., Ltd.	PRC	7/19/2004	100	95	RMB 13,659,877

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Sishui Weiye Gas Co., Ltd.	PRC	12/22/2004	100	95	RMB 3,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	85	RMB 1,000,000
Peixian Weiye Gas Co., Ltd.	PRC	8/22/2005	100	90	RMB 45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Shenzhou Weiye Gas Co., Ltd.	PRC	12/23/2005	100	95	RMB 6,638,035

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Xinji Zhongchen Gas Co., Ltd	PRC	2/7/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 300,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

(e)          Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)          Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable.

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

The consolidated statement of income includes the Company’s share of the post-acquisition results of the investment’s performance for the year. In the consolidated balance sheet, investments in equity securities are stated at the Company’s share of the net assets of the investments plus any potential premium, or less discounts paid at the time of acquisition, and less any identified impairment loss.

The Company did not record any goodwill when it acquired its equity position in Xiangke Oil Gas and Qujing Gas. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried stakes in equity security.

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

For the year ended December 31, 2010, there was $73,457 impairment loss.

(j)          Property, Plant and Equipment

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

(l)          Goodwill

Goodwill impairment tests are performed annually and more frequently whenever events or changes in circumstances indicate goodwill carrying values exceed estimated reporting unit fair values. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations.

(m)          Construction in Progress

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

(n)   Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayment as unearned revenue when the payments are received.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

(o)   Financial Instruments

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

The Company’s financial instruments consist mainly of cash, restricted cash, and debt obligations. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

(p)	Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	12/31/2010	12/31/2009
Years end RMB : US$ exchange rate	6.6118	6.8372
Average yearly RMB : US$ exchange rate	6.7788	6.8409

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(r)          Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections of natural gas distribution network. In accordance to FASB ASC 605-10, the Company recognizes gas distribution revenue when natural gas are rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection fee is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Payments received before all of the relevant criteria for revenue recognition satisfied are recorded as unearned revenue.

(s)          Cost of Revenue

The cost for distribution of natural gas is comprised of raw materials, delivery cost, and other overhead. The cost of connection fees consists of construction materials, direct labor wages, and other overhead.

(s)          Investment Income

Investment income represents the Company’s share of post-acquisition results of its investment in equity securities for the year.

(t)          Income Taxes

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

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%
i.GAS Investment China Co., Ltd. ii.Sino Gas Construction, Ltd. iii.Sino Gas Investment Development, Ltd.	BVI BVI BVI	0.00 0.00 0.00	% % %

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2010.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)           Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

(w)           Statutory Reserves

As stipulated by the Company Law of the People’s Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;
ii.	Allocations to the “Statutory reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;
iii.	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification(TM) (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification(TM) (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form. There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

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

(z)          Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(AA)          Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company identified a non-recognized subsequent event that would require disclosure to the consolidated financial statements.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31 2010 and 2009 was 1% of gross account receivables. In the situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

Accounts Receivable
	12/31/2010	12/31/2009
Gross accounts receivable	$9,600,231	$5,087,484
Allowance for bad debt	(96,002)	(50,875)
Net accounts receivable	$9,504,229	$5,036,609

Allowance for Bad Debt
	12/31/2010	12/31/2009
Beginning balance	$50,875	$35,794
Addition	45,127	15,081
Reversal	-	-
Ending balance	$96,002	$50,875

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Accounts Receivable Aging Report
	12/31/2010	12/31/2009
<30 Days	$4,894,088	$3,639,712
30-60 Days	1,050,245	276,004
60-90 Days	111,355	118,704
90-180 Days	2,265,088	422,179
180-360 Days	230,684	446,515
>360 Days	1,048,771	184,370
Total	$9,600,231	$5,087,484

The following are the ten most significant accounts receivable at December 31, 2010:

Jiangsu Zhonghuang Real Estate Co., Ltd	$675,348
Hebei Zhonggang Steel Co., Ltd.	668,500
Baishan Huixin Real Estate Co., Ltd	618,954
Lianyun Port Zhaolong Home Development Co., Ltd.	585,317
Qinwan Island Yongsheng Qiangwang Real Estate Co., Ltd.	493,663
Baishan Xingda Real Estate Co., Ltd.	430,685
Hebei Dihua Longzhou New Town Development Co., Ltd.	425,905
Changli Golden Coast Real Estate Co., Ltd.	364,197
Baishan Yongsheng Real Estate Co., Ltd.	361,067
Jiangshu Zhengzhong Zhiye Co., Ltd.	268,308
Total	$4,891,944

5.	RELATED PARTY RECEIVABLE

The related party receivable $408,361 was due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was securitized by the CEO’s personal home property, which carried a $408,361 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		12/31/2010	12/31/2009
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$6,054,228	$5,290,855
(2)	Qujing City Fuel Gas Co., Ltd.	3,490,726	1,711,227
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	3,219,181	-
(4)	China Construction Bank	30,249	29,251
	Total	$12,794,384	$7,031,333

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

(1).
The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $6,054,228 investment as of December 31, 2010 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

The following tabulation presented the condensed balance sheet and statement of income of Xiangke Oil Gas as of and for the year ended December 31, 2010:-

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
Assets	12/31/2010		12/31/2010
Current assets	$11,185,589	Revenue	$15,534,241
Non-current assets	20,708,416	Cost of revenue	10,946,208
Total assets	31,894,004	Gross profit	4,588,033

Liabilities		Operating expenses	2,404,563
Current liabilities	12,667,599	Operating income	2,183,470
Non-current liabilities	4,537,342	Other income/(expenses)	(357,745)
Total liabilities	17,204,941	Earnings before tax	1,825,725

Net Assets	14,689,063	Income tax	(404,846)

Total Liabilities & Net Assets	$31,894,004	Net income	$1,420,879

(2).
Along with two local partners in Qujing city, the second largest city in Yunnan province of P.R.C, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, among with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million. In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction has become the beneficial holder of 39% equity interest in Qujing Gas.

After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital. On December 28, 2010, Gas Construction invested additional $1,525,000 into Qujing Gas. The $3,490,726 investment as of December 31, 2010 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

The following tabulation presented the condensed balance sheet and statement of income of Qujing Gas as of and for the year ended December 31, 2010:-

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Qujing City Fuel Gas Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
Assets	12/31/2010		12/31/2010
Current assets	$17,792,452	Revenue	$4,529,481
Non-current assets	9,846,526	Cost of revenue	3,548,119
Total assets	27,638,978	Gross profit	981,362

Liabilities		Operating expenses	149,119
Current liabilities	10,617,997	Operating income	832,243
Non-current liabilities	11,343,356	Other income/(expenses)	5
Total liabilities	21,961,353	Earnings before tax	832,248

Net Assets	5,677,625	Income tax	236,369

Total Liabilities & Net Assets	$27,638,978	Net income	$595,880

The Company’s investment income for the year ended December 31, 2010 was presented as follows:-

	Net Income	Equity Interest %	Investment Income
Xiangke Oil Gas	$1,420,879	40%	$568,352
Qujing Gas	595,880	39%	232,393
			$800,745

(3).
On April 23, 2008, Beijing Gas entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of December 31, 2010, the Company has not finished the registration of equity transfer with Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $3,219,181 for Tongshan Gas was classified as investment as of date.

(4).	The investment of $30,249 (RMB 200,000) with China Construction Bank was a long-term investment fund.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the follows at December 31, 2010 and 2009:-

12/31/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$44,512,342	$2,563,156	$41,949,186
Motor Vehicles	6,067,524	1,873,107	4,194,417
Machinery & Equipment	1,542,016	347,088	1,194,928
Buildings	2,316,729	271,630	2,045,099
Leasehold Improvements	475,099	69,242	405,857
Office Equipment	256,419	117,424	138,995
Total	$55,170,129	$5,241,647	$49,928,482

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

12/31/2009	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$43,518,519	$2,228,672	$41,289,847
Motor Vehicles	5,775,903	1,506,012	4,269,891
Machinery & Equipment	1,482,599	267,076	1,215,523
Buildings	1,005,517	176,335	829,182
Leasehold Improvements	80,113	59,409	20,704
Office Equipment	238,673	91,809	146,864
Total	$52,101,324	$4,329,313	$47,772,011

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under a 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the twelve months ended December 31, 2010 and 2009 were $912,334 and $1,179,860 respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviewed the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined no impairment to goodwill as of date.

	12/31/2010	12/31/2009
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the follows at December 31, 2010 and 2009:-

12/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$559,082	$69,649	$489,433
Franchises	405,214	372,035	33,179
Accounting Software	39,334	28,216	11,118
	$1,003,630	$469,900	$533,730

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

12/31/2009	At Cost	Accumulated Amortization	Net
Land Use rights	$543,117	$52,318	$490,799
Franchises	402,211	371,740	30,471
Accounting Software	38,858	20,404	18,454
	$984,185	$444,462	$539,724

Land use rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and PRC local government and entities in charge of gas utility, the Company operated as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the twelve months ended December 31, 2010 and 2009 were $25,438 and $32,306 respectively.

10.	LOANS

a.    SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2010	12/31/2009
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2011	6.67%	$1,058,713	$-
Bank of Dalian - Beijing Branch	12/14/2011	4.63%	4,537,343	-
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	2,268,671	-
Bank of Dalian - Beijing Branch	12/24/2010	5.31%	-	2,925,174
Total			$7,864,727	$2,925,174

The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the shareholder and CEO Mr. Liu Yuchuan.

The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital of $5,329,804 (RMB 35,239,600), CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

b.    LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2010	12/31/2009
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	$-	$4,387,761
China Development Bank - Beijing Branch	12/24/2012	5.40%	3,024,895	2,193,880
Total			$3,024,895	$6,581,641

The Company obtained the loans from Bank of Communications and China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd (“Guarantor”). Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, to the guarantor, and was required to pay 2% of the outstanding loans as financial service to the guarantor per annum. Because the Company lacked the favorable credit history to directly establish credit facility with the banks, the pursuance of a credit collateralization from guarantor was a financing solution of choice.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

11.	OTHER PAYABLES

(a).          Current other payables consisted of the following at December 31, 2010 and 2009:-

Ref.		12/31/2010	12/31/2009
(1)	Amount due to Employees	$954,455	$1,219,131
(2)	Tax Payable	692,861	695,890
(3)	Payables to Subcontractors	2,044,607	2,247,036
(4)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	-	2,177,514
	Total	$3,691,923	$6,339,571

(1).
Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

(2).      The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

(3).      All the payables to subcontractors were unbilled liabilities.

(4)	The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

(b).          Non-current other payables at December 31, 2010 and 2009:-

Ref.		12/31/2010	12/31/2009
(1)	Payable outstanding for the acquisition of Baishan Gas Co., Ltd.	$1,859,499	$-
	Total	$1,859,499	$-

(1).
After assessment of the installment, the Company did not believe the obligation to be satisfied within one year from December 31, 2010. Therefore, the Company reclassified this payable to long-term liability.

12.	CONVERTIBLE BONDS AND BOND WARRANTS

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
As of and for the years ended December 31, 2010 and 2009

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

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

The convertible bonds payable, net consisted of the followings:-

		12/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	53,545	12,034	65,579
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	150,735	24,758	175,493
(8)	Accretion of Interest Discount - Redemption	336,168	39,426	375,594
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,007,714	$633,403	$5,641,117

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

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

(2).
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. For more information pertaining the calculation of fair value of convertible bonds detachable warrants, see Note 13 Capital Stock.

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

Included in interest expense of $2,706,784, was $483,437 convertible bonds coupon expense and $1,512,016 non-cash flow amortization expense of convertible bonds.

13.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 27,156,617 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,590,094 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 27,156,617 shares of common stock issued and outstanding at December 31, 2010. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah. The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock, and 95,418 shares of series B-1 preferred stock were issued in connection with the September financing transaction. Therefore, at December 31, 2010, the Company has no shares of series A convertible preferred stock issued and outstanding, and has 4,590,094 and 95,418 shares of series B and series B-1 convertible preferred stock issued and outstanding respectively.

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

Financing Transactions

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 200

The tabulation below presents the financial transactions summary occurred in the years 2006 and 2007:-

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal Counsel & Related Expenses	(426,978)	-	(146,374)	(232,028)
Paid to Transfer Agent	-	(10,000)	-	-
Used to Purchase Back Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the issued and outstanding shares of Common Stock, Preferred Stock, and Warrants at December 31, 2010.

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	27,156,617
Convertible Preferred Stock A	10,000,000	-
Convertible Preferred Stock B	5,000,000	4,590,094
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

(a).          271,074 and 271,074 shares Series F and R warrants have been expired on September 6, 2010.

(b).          100,000 shares warrants to IR firm CCG Elite have been expired on November 1, 2010.

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:-

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

	Warrants A	Warrants C	Warrants G	5.3M CB Warrants	692K CB Warrants
Weighted average fair value	$0.70	$0.81	$0.44	$0.05	$0.11
Strike price	$3.84	$3.38	$3.84	$0.744	$0.744
Risk-free interest rate	4.18%	4.18%	4.18%	1.12%	1.51%
Expected volatility	40.00%	40.00%	40.00%	12.84%	12.84%
Years to maturity	5.00	5.00	4.00	3.00	3.00

Since there is no net cash settlement arrangement for the warrants, they should be classified as equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value should not be recognized.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at December 31, 2010:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,661	$12,653	$4,064,862	47%
Investors	4,590,094	4,590	95,418	95	14,502,956	14,503	25,919,150	53%
Beneficial Conversion Feature	-	-	-	-	-		8,094,814	-
	4,590,094	$4,590	95,418	$95	27,156,617	$27,156	$38,078,826	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

14.	INCOME TAX

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

The following table details the difference between the actual tax provisions and the amounts of tax exemption obtained from PRC government for the twelve month periods ended December 31, 2010 and 2009 respectively.

	12/31/2010	12/31/2009
Provision for income tax - PRC subsidiaries	$1,200,096	$1,324,184
Tax exemption - granted by PRC government	-	(229,527)
Income tax	$1,200,096	$1,094,657

Income before taxes and provision for taxes consisted of the following for the twelve month periods ended December 31, 2010 and 2009:-

	12/31/2010	12/31/2009
Income (loss) before taxes:
US	$(2,382,270)	$(523,809)
BVI	(70,824)	(524,994)
PRC	7,695,295	6,191,044
Total income before tax	$5,242,201	$5,142,241

Provision for taxes:
US Federal	$-	$-
US State	-	-
PRC	1,200,096	1,094,657
Total provision for taxes	$1,200,096	$1,094,657
Effective tax rate	22.90%	21.29%

15.	SEGMENT INFORMATION

The Company has contracted with customers usually in two revenue segments altogether, one is for the construction and installation of gas facilities and another one is the subsequent sales of natural gas to the customers through the gas facilities the Company constructs. However, the respective gas facilities contracts and gas supply contracts have separately provided for the basis of revenue recognition and distinctive from each other for the relevant cost-and-revenue to be incurred and hence separate calculation and subsequent payment of fees for respective business without any interdependence on each other in this respect.

For management purposes, the company is currently organized into two major operating divisions: (a) sales of natural gas and (b) installation of gas facilities/construction. These principal operating activities are the basis on which the Company reports its primary segment information.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Financial Position Segment Report
As of December 31, 2010
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,911,426	$6,825,815	$1,480,749	$19,217,990
Non-Current Assets	31,563,653	50,456,168	3,490,726	85,510,547
Total Assets	42,475,079	57,281,983	4,971,475	104,728,537

Liabilities
Current Liabilities	3,202,219	21,202,306	-	24,404,525
Non-current Liabilities	1,381,096	9,144,415	-	10,525,511
Total Liabilities	4,583,315	30,346,721	-	34,930,036

Net Assets	37,891,764	26,935,262	4,971,475	69,798,501

Liabilities & Equities	$42,475,079	$57,281,983	$4,971,475	$104,728,537

Operation Result Segment Report
For the year ended December 31, 2010
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$27,358,655	$17,114,639	$(12,299,046)	$32,174,248
Cost of Revenue	25,736,411	6,373,548	(12,299,046)	19,810,913
Gross Profit	1,622,244	10,741,091	-	12,363,335

Operating Expense	575,459	3,810,189	690,452	5,076,100
Operating Income/(Loss)	1,046,785	6,930,902	(690,452)	7,287,235

Other Income/(Loss)	(268,337)	218,338	(1,995,035)	(2,045,034)
Earnings before tax	778,448	7,149,240	(2,685,487)	5,242,201

Income tax	(117,841)	(1,082,255)	-	(1,200,096)
Gain/(loss) from discontinued operation, net of tax	-	-	(442)	(442)

Net Income	$660,607	$6,066,985	$(2,685,929)	$4,041,663

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

Financial Position Segment Report
As of December 31, 2009
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$12,361,628	$8,090,196	$2,247,402	$22,699,226
Non-Current Assets	27,839,832	42,538,606	-	70,378,438
Total Assets	40,201,460	50,628,802	2,247,402	93,077,664

Liabilities
Current Liabilities	1,695,239	16,762,395	441,426	18,899,060
Non-current Liabilities	1,002,095	9,908,647	-	10,910,742
Total Liabilities	2,697,334	26,671,042	441,426	29,809,802

Net Assets	37,504,126	23,957,760	1,805,976	63,267,862

Liabilities & Equities	$40,201,460	$50,628,802	$2,247,402	$93,077,664

Operation Result Segment Report
For the year ended December 31, 2009
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$21,881,002	$14,320,249	$(8,609,750)	$27,591,501
Cost of Revenue	21,001,941	5,628,157	(8,512,598)	18,117,500
Gross Profit	879,061	8,692,092	(97,152)	9,474,001

Operating Expense	329,942	3,262,447	815,136	4,407,525
Operating Income/(Loss)	549,119	5,429,645	(912,288)	5,066,476

Other Income/(Loss)	6,959	68,806	-	75,765
Earnings before tax	556,078	5,498,451	(912,288)	5,142,241

Income tax	(100,539)	(994,118)	-	(1,094,657)

Net Income	$455,539	$4,504,333	$(912,288)	$4,047,584

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of natural gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented. No other measures of segment profit or loss and assets have been provided or reviewed by the company’s chief operating decision maker.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

16.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref	2010	2009
Net Income		$4,041,663	$4,047,584
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Income Available to Common Stockholders for Basic EPS		$4,041,663	$4,047,584

Interest Expense for Convertible Bonds, net of tax		1,995,453	234,180
Income Available to Common Stockholders for Diluted EPS		$6,037,116	$4,281,764

Original Shares		26,769,313	25,269,313
Addition to Common Stock		244,486	966,667
Basic Weighted Average Shares Outstanding		27,013,799	26,235,980

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	4,579,839
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		27,013,799	30,815,819

Earnings Per Share
-Basic		$0.15	$0.15
-Diluted		$0.15	$0.14

Weighted Average Shares Outstanding
-Basic		27,013,799	26,236,980
-Diluted		27,013,799	30,815,819

(1).	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the year ended December 31, 2010.

(2).	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the year ended December 31, 2010.

(3).
The average price of the Company’s common stock was $0.66 for the year ended December 31, 2010, which was higher than the conversion price $0.62 of the convertible bonds. However the conversion of the convertible bonds to common stock would have been anti-dilutive; therefore, they have been excluded from diluted earnings per share.

(4).	The exercise of warrants to common stock was anti-dilutive for the year ended December 31, 2010.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2010 and 2009

17.              SHARE BASED COMPENSATION

For the year ended December 31, 2010, the Company recorded an expense of $36,000 under the general and administrative account for the issuance of 50,000 and 25,000 shares common stock at $0.52 and $0.40 per share on July 7, 2010 and October 15, 2010 respectively. The shares were issued to investor relation firm for services rendered in connection with the investor relationship activities.

18.              DISCONTINUED OPERATION

The Company closed operation of its wholly owned subsidiary Guyuan Gas Co., Ltd. in July 2010. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (FASB ASC360), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss of $442 was recorded in the Company’s statement of operations for the twelve months ended December 31, 2010. The following table is a summary of Guyuan Weiye Gas Co., Ltd.’s financial position and result of operations as of and for the twelve months ended December 31, 2010.

Guyuan Weiye Gas Co., Ltd.
Condensed Balance Sheet		Condensed Statement of Income

Assets		Sales revenue	$-
Current assets	$28,814	Cost of sales	-
Non-current assets	-	Gross Profit	-
Total assets	28,814
		Operating Income	-
Liabilities
Current liabilities	-	Income tax	-
Total liabilities	-	Loss from discontinued operation, net of tax	(442)

Net Assets	$28,814	Net Income	$(442)