Form 10-Q
period 2011-03-31
Sino Gas International Holdings, Inc.
filed 2011-05-16
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	90-0438712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 18 Zhong Guan Cun Dong St. Haidian District Beijing, P. R. China	100083
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  86-10-82600527

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

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

As of May 13, 2011, the Registrant had 27,156,617 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sino Gas International Holdings, Inc.

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months periods ended March 31, 2011 and 2010. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
May 12, 2011	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
 (Stated in US Dollars)

		3/31/2011	12/31/2010
	Notes
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$2,383,087	$3,582,330
Notes receivable		805,619	226,867
Accounts receivable	2(f),3	10,400,932	9,504,229
Other receivables		1,451,328	1,127,981
Related party receivable		410,953	408,361
Inventory		691,148	482,594
Advance to suppliers	2(g)	2,523,788	3,621,147
Prepaid expenses and taxes		520,083	264,481
Total Current Assets		19,186,938	19,217,990

Non-Current Assets
Investment	2(h),4	13,081,741	12,794,384
Property, plant & equipment, net	2(j),6	51,496,930	49,928,482
Construction in progress	2(m)	19,341,387	19,336,428
Intangible assets, net	2(k),8	508,553	533,730
Goodwill	2(l),7	1,677,975	1,677,975
Deposit		1,092,384	1,239,548
Total Non-current Assets		87,198,970	85,510,547

Total Assets		$106,385,908	$104,728,537

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	9	$9,436,690	$7,864,727
Accounts payable		10,974,755	11,105,790
Other payables - current portion	10(a)	3,921,652	3,691,923
Accrued liabilities		114,858	1,635,217
Unearned revenue	2(n)	1,358,105	106,868
Total Current Liabilities		25,806,060	24,404,525

Non-current Liabilities
Long-term bank loans	9	3,044,094	3,024,895
Non-current Convertible Bonds	11	5,803,254	5,641,117
Other payables - non-current portion	10(b)	1,854,558	1,859,499
Total Non-current Liabilities		10,701,906	10,525,511

Total Liabilities		$36,507,966	$34,930,036

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
 (Stated in US Dollars)

		3/31/2011	12/31/2010
	Notes
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,590,094 shares issued and outstanding as of March 31, 2011 and December 31, 2010	10	$4,590	$4,590

Additional paid in capital - Preferred Stock B		5,335,894	5,335,894

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of March 31, 2011 and December 31, 2010	10	95	95

Additional paid in capital - Preferred Stock B-1		132,662	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 27,156,617 shares issued and outstanding as of March 31, 2011 and December 31, 2010	10	27,156	27,156

Additional paid in capital - Common Stock		23,933,033	23,933,033

Additional paid in capital - Warrants Series: A, B, J, C, D		311,110	311,110
Additional paid in capital - Warrants Series: E, G		47,946	47,946
Additional paid in capital - Warrants Series: F, R			-
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2(w)	5,428,310	4,819,762
Retained earnings		17,489,154	17,977,181
Minority Interest		990,534	1,004,500
Accumulated other comprehensive income	2(x)	7,859,277	7,886,391
Total Stockholders' Equity		69,877,942	69,798,501

Total Liabilities & Stockholders' Equity		$106,385,908	$104,728,537

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three-month periods ended March 31, 2011 and 2010
 (Stated in US Dollars)

	Notes	3/31/2011	3/31/2010
Sales	2(r)	$7,986,270	$6,957,661
Cost of revenue	2(s)	5,565,844	4,833,148
Gross Profit		2,420,426	2,124,513

Operating Expenses
Selling expenses		576,861	271,243
General and administrative expenses		1,235,888	906,531
Total operating expenses		1,812,749	1,177,774

Operating Income		607,677	946,739

Other Income/(Expense)
Other income		335	5,382
Other expense		(3,963)	(1,300)
Interest income		2,066	4,770
Interest expense		(461,723)	(924,841)
Total other income/(expense)		(463,285)	(915,989)

Earnings from continued operation		144,392	30,750

Income tax	2(t),13	(37,837)	(239,334)

Net income		$106,555	$(208,586)

Net income (loss) attributable to:
- Common stockholders		$120,521	$(208,586)
- Non-controlling interest		$(13,966)	-

Income available to common stockholders for basic EPS		$120,521	$(208,586)
Interest expense for convertible bonds, net of tax		282,996	801,216
Income available to common stockholders for diluted EPS		$403,517	$592,630

Earnings Per Share	2(z),15
- Basic		$0.004	$(0.01)
- Diluted		$0.004	$(0.01)

Weighted Average Shares Outstanding
- Basic		27,156,617	26,769,313
- Diluted		27,156,617	26,769,313

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(170,742)	(171)	(198,484)	-	-	-	170,742	171	198,484
Reversal of conversion	180,997	181	210,406	-	-	-	(180,997)	(181)	(210,406)
Conversion of Convertible Bonds	-	-	-	-	-	-	322,581	322	199,678
Shares Based Compensation	-	-	-	-	-	-	75,000	75	35,925
Cancellation of Common Stock	-	-	-	-	-	-	(22)	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	995,500
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2010	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of loss to minority interest	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at March 31, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)
	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	311,110	47,946 47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	4,041,663	-	-	4,041,663
Conversion of Preferred Stock B	-	-	-	-	-	-	-	-	-	-
Reversal of Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	200,000
Shares Based Compensation	-	-	-	-	-	-	-	-	-	36,000
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	(107,652)	-	-	-	-	-	-	-
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	1,004,500	-	2,000,000
Appropriation of Retained Earnings	-	-	-	-	-	207,571	(207,571)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	160,508	160,508
Balance at December 31, 2010	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501

Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501
Net Income	-	-	-	-	-	-	106,555	-	-	106,555
Appropriation of loss to minority interest	-	-	-	-	-	-	13,966	(13,966)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	608,548	(608,548)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(27,114)	(27,114)
Balance at March 31, 2011	311,110	47,946	-	223,367	8,094,814	5,428,310	17,489,154	990,534	7,859,277	69,877,942

	12/31/2010	3/31/2011	Total
Comprehensive Income
Net Income	$4,041,663	$106,555	$4,148,218
Other Comprehensive Income
Foreign Currency Translation Adjustment	160,508	(27,114)	133,394
Total	$4,202,171	$79,441	$4,281,612

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2011 and 2010
 (Stated in US Dollars)

	3/31/2011	3/31/2010
Cash Flows from Operating Activities
Net Income	$106,555	$(208,586)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	9,058	-
Depreciation expense	357,210	338,917
Amortization expense of intangible assets	26,627	7,427
Amortization expense of convertible bonds	162,137	680,356
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	-	30,975
Decrease/(increase) in accounts and other receivables	(1,807,859)	(1,351,982)
Decrease/(increase) in inventory	(208,554)	(159,177)
Decrease/(increase) in prepayments	841,757	742,620
Decrease/(increase) in related party receivable	(2,592)	-
Increase/(decrease) in accounts and other payables	(175,372)	(3,005,004)
Cash Sourced/(Used) in Operating Activities	(691,033)	(2,924,453)

Cash Flows from Investing Activities
Decrease in deposit	147,165	-
Increase of investment in equity	(287,357)	(1,131)
Purchase of property, plant & equipment	(1,925,658)	(1,590,308)
Purchase of intangible assets	(1,450)	(158)
Decrease/(increase) in construction in progress	(4,959)	(14,924)
Cash Sourced/(Used) in Investing Activities	(2,072,259)	(1,606,521)

Cash Flows from Financing Activities
Proceeds/(settlement) of bank loans	1,591,163	2,195,293
Cash Sourced/(Used) in Financing Activities	1,591,163	2,195,293

Net increase in cash & cash equivalents for the periods	(1,172,129)	(2,335,681)

Effect of currency translation	(27,114)	20,404

Cash & cash equivalents at the beginning of periods	3,582,330	9,820,890

Cash & cash equivalents at the end of periods	$2,383,087	$7,505,613

Supplementary cash flows information
Interest received	$2,066	$4,770
Interest paid	$299,081	$245,814
Income tax paid	$492,832	$239,335

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
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

Beijing Gas holds an equity interest of 85% to 100% on its subsidiaries, and an individual shareholder nominally holds the remainder of the equity interest in such project company. Each such individual shareholder has relinquished any and all rights, power and interest of Beijing Gas in the respective project companies under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders.

The Company owns and operates natural gas distribution systems in 35 small and medium size cities serving approximately 190,500 residential and seven industrial customers. The Company’s facilities include approximately 1,525 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 120,000 cubic meters of natural gas.

The common stock of the Company is currently quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board under the symbol “SGAS”.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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
As of March 31, 2011 and December 31, 2010
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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2011:-

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
As of March 31, 2011 and December 31, 2010
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
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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

(i)   Accounting for the Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets that held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, accounting software license, franchise and land use rights. The Company makes its determinations based on various factors that impact those assets.

At March 31, 2011, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the three months ended March 31, 2011.

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
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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

	3/31/2011	12/31/2010

Years end RMB : US$ exchange rate	6.5701	6.6118
Average yearly RMB : US$ exchange rate	6.5894	6.7788

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:-

•
All of the operating companies are located in the PRC; and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC, and the British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the three months ended March 31, 2011.

(u)  Advertising

The Company expensed all advertising costs as incurred.

(v)  Risk

•	Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

•	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site.  In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

•	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

(w)  Statutory Reserves

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

(y)   Recent Accounting Pronouncements

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 “Revenue Recognition (Topic 605) that management adopted on January 1, 2011.

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
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at March 31, 2011 and December 31 2010 were 1% of gross account receivables. In the situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

Accounts Receivable

	3/31/2011	12/31/2010
Gross accounts receivable	$10,505,992	$9,600,231
Allowance for bad debt	(105,060)	(96,002)
Net accounts receivable	$10,400,932	$9,504,229

Allowance for Bad Debt

	3/31/2011	12/31/2010
Beginning balance	$(96,002)	$(50,875)
Addition	(9,058)	(45,127)
Written-off against allowance	-	-
Reversal	-	-
Ending balance	$(105,060)	$(96,002)

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

Accounts Receivable Aging Report
	3/31/2011	12/31/2010
<30 Days	$2,988,383	$4,894,088
30-60 Days	1,977,513	1,050,245
60-90 Days	1,740,247	111,355
90-180 Days	1,227,601	2,265,088
180-360 Days	1,578,371	230,684
>360 Days	993,877	1,048,771
Total	$10,505,992	$9,600,231

The following are the ten most significant accounts receivable at March 31, 2011:-

Hebei Zhonggang Steel Co., Ltd.	$863,056
Jiangsu Zhonghuang Real Estate Co., Ltd	693,759
Baishan Huixin Real Estate Co., Ltd	652,685
Lianyun Port Zhaolong Home Development Co., Ltd.	617,215
Baishan Xingda Real Estate Co., Ltd.	454,155
Hebei Dihua Longzhou New Town Development Co., Ltd.	449,116
Qinwan Island Yongsheng Qiangwang Real Estate Co., Ltd.	405,735
Changli Golden Coast Real Estate Co., Ltd.	384,045
Baishan Yongsheng Real Estate Co., Ltd.	380,744
Jiangshu Zhengzhong Zhiye Co., Ltd.	282,930
$5,183,440

4.	RELATED PARTY RECEIVABLE

The related party receivable $410,953 was due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was securitized by the CEO’s personal home property, which carried a $408,361 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

5.	INVESTMENT

Ref.		3/31/2011	12/31/2010
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$6,092,654	$6,054,228
(2)	Qujing City Fuel Gas Co., Ltd.	3,490,726	3,490,726
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	3,467,920	3,219,181
(4)	China Construction Bank	30,441	30,249
	Total	$13,081,741	$12,794,384

(1).
The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $6,092,654 investment as of March 31, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

The following tabulation presented the condensed balance sheet and statement of income of Xiangke Oil Gas as of and for the year ended December 31, 2010:-

Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
	12/31/2010		12/31/2010
Assets
Current assets	$11,185,589	Revenue	$15,534,241
Non-current assets	20,708,416	Cost of revenue	10,946,208
Total assets	31,894,004	Gross profit	4,588,033

Liabilities		Operating expenses	2,404,563
Current liabilities	12,667,599	Operating income	2,183,470
Non-current liabilities	4,537,342	Other income/(expenses)	(357,745)
Total liabilities	17,204,941	Earnings before tax	1,825,725

Net Assets	14,689,063	Income tax	(404,846)

Total Liabilities & Net Assets	$31,894,004	Net income	$1,420,879

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital. On December 28, 2010, Gas Construction invested additional $1,525,000 into Qujing Gas. The $3,490,726 investment as of March 31, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

The following tabulation presented the condensed balance sheet and statement of income of Qujing Gas as of and for the year ended December 31, 2010:-

Qujing City Fuel Gas Co., Ltd.
Condensed Balance Sheets		Condensed Statements of Income
	12/31/2010		12/31/2010
Assets
Current assets	$17,792,452	Revenue	$4,529,481
Non-current assets	9,846,526	Cost of revenue	3,548,119
Total assets	27,638,978	Gross profit	981,362

Liabilities		Operating expenses	149,119
Current liabilities	10,617,997	Operating income	832,243
Non-current liabilities	11,343,356	Other income/(expenses)	5
Total liabilities	21,961,353	Earnings before tax	832,248

Net Assets	5,677,625	Income tax	236,369

Total Liabilities & Net Assets	$27,638,978	Net income	$595,880
(3).
On April 23, 2008, Beijing Gas entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of March 31, 2011, the Company has not finished the registration of equity transfer with Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $3,467,920 for Tongshan Gas was classified as investment as of date.

(4).	The investment of $30,441 (RMB 200,000) with China Construction Bank was a long-term investment fund.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the follows at March 31, 2011 and December 31, 2010:-

3/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$45,797,055	$2,709,858	$43,087,197
Motor Vehicles	6,271,808	1,974,331	4,297,477
Machinery & Equipment	1,658,907	368,091	1,290,816
Buildings	2,718,269	351,861	2,366,408
Leasehold Improvements	388,386	70,405	317,981
Office Equipment	261,362	124,311	137,051
Total	$57,059,787	$5,598,857	$51,496,930

12/31/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$44,512,342	$2,563,156	$41,949,186
Motor Vehicles	6,067,524	1,873,107	4,194,417
Machinery & Equipment	1,542,016	347,088	1,194,928
Buildings	2,316,729	271,630	2,045,099
Leasehold Improvements	475,099	69,242	405,857
Office Equipment	256,419	117,424	138,995
Total	$55,170,129	$5,241,647	$49,928,482

Gas pipelines purchased prior to 2008 were depreciated over their 25 years useful lives. Starting from 2008, the Company purchased new quality of pipelines under a 50 years warranty. The new gas pipelines were depreciated over their 50 years useful lives.

Depreciation expenses included in the consolidated statements of income for the three months ended March 31, 2011 and 2010 were $357,210 and $338,917 respectively.

7.	GOODWILL

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

	3/31/2011	12/31/2010
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

8.	INTANGIBLE ASSETS

Intangible assets consisted of the follows at March 31, 2011 and December 31, 2010:-

3/31/2011	At Cost	Accumulated Amortization	Net
Land Use rights	$564,505	$122,809	$441,696
Franchises	418,563	388,439	30,124
Accounting Software	91,888	55,155	36,733
	$1,074,956	$566,403	$508,553
12/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$559,082	$69,649	$489,433
Franchises	405,214	372,035	33,179
Accounting Software	39,334	28,216	11,118
	$1,003,630	$469,900	$533,730

Land use rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and PRC local government and entities in charge of gas utility, the Company operated as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the three months ended March 31, 2011 and December 31, 2010 were $26,627 and $7,427 respectively.

9.	LOANS

a.     SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2011	12/31/2010
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2011	6.67%	$1,065,433	$1,058,713
Bank of Dalian - Beijing Branch	12/14/2011	4.63%	4,566,141	4,537,343
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	2,283,070	2,268,671
Bank of China – Huanghe Boulevard Branch	01/31/2012	6.391%	1,522,046	-
Total			$9,436,690	$7,864,727

The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the shareholder and CEO Mr. Liu Yuchuan.

The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital of $5,329,804 (RMB 35,239,600), CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“ Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as financial service to Hebei Desheng.

b.     LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2011	12/31/2010
China Development Bank - Beijing Branch	12/24/2012	5.40%	$3,044,094	$3,024,895
Total			$3,044,094	$3,024,895

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
10.	OTHER PAYABLES

(a).  Current other payables consisted of the following at March 31, 2011 and December 31, 2010:-

Ref.		3/31/2011	12/31/2010
(1)	Amount due to Employees	$502,734	$954,455
(2)	Tax Payable	167,315	692,861
(3)	Payables to Subcontractors	3,251,603	2,044,607
	Total	$3,921,652	$3,691,923

(1).
Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors were unbilled liabilities.

(b).  Non-current other payables at March 31, 2011 and December 31, 2010:-

Ref.		3/31/2011	12/31/2010
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,854,558	$1,859,499
	Total	$1,854,558	$1,859,499

(1).  The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

11.	CONVERTIBLE BONDS AND BOND WARRANTS

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

The convertible bonds payable, net consisted of the followings:-

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

		3/31/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	67,493	15,404	82,898
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	190,002	31,692	221,694
(8)	Accretion of Interest Discount - Redemption	423,742	50,470	474,212
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,148,503	$654,751	$5,803,254

		12/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	53,545	12,034	65,579
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	150,735	24,758	175,493
(8)	Accretion of Interest Discount - Redemption	336,168	39,426	375,594
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,007,714	$633,403	$5,641,117

(1).	The principal amounts listed above represent the face amount of the convertible notes.

(2).
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

(7).	The debt issuance cost was amortized over 36 months period applying effective annual interest rate.

(8).	Based on 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds respectively.

(9).	Principal of $200,000 was converted into 322,581 shares common stock on August 24, 2010

Included in interest expense of $461,723, was $120,859 convertible bonds coupon expense, $162,137 non-cash flow amortization expense of convertible bonds, and $178,727 bank loan interest expense.

12.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 27,156,617 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 share is issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,590,094 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 27,156,617 shares of common stock issued and outstanding at March 31, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah. The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) Shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock was automatically converted into one share of its common stock upon the effectiveness of its reverse stock-split on November 17, 2006. Each share of the series B convertible preferred stock became convertible into common stock, at the option of its holder after the 304.44-for-1 reverse stock-split, based on the then applicable conversion rate, which was initially one share of series B convertible preferred stock for one share of common stock.
On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privilege as series B convertible preferred stock.

Financing Transactions

The tabulation below presents the financial transactions occurred in the years 2006 and 2007:-

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal & Related Expenses	(426,978)	(10,000)	(146,374)	(232,028)
Used to Purchase Back Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the Company’s outstanding securities at March 31, 2011:-

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	27,156,617
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	4,590,094
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at March 31, 2011:-

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,661	$12,653	$4,064,862	47%
Investors	4,590,094	4,590	95,418	95	14,502,956	14,503	25,919,150	53%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,590,094	$4,590	95,418	$95	27,156,617	$27,156	$38,078,826	100%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

13.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the three months ended March 31, 2011 and 2010:-

Description	March 31, 2011	March 31, 2010
Income (loss) before taxes:-
US Federal	$(462,165)	$(954,050)
State	-	-
BVI	(28,551)	(118,054)
PRC	591,271	1,102,854
Total income before taxes	$144,392	$30,750

Provision for taxes:-
Current:
U.S. Federal	$-	$-
State	-	-
HK	-	-
PRC	(37,837)	(239,334)
	(37,837)	(239,334)
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	$(37,837)	$(239,334)

Effective tax rate	26.20%	21.70%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2011 and 2010 are shown in the following table:-

	March 31, 2011	March 31, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	-	(10.00)%
Accruals in foreign jurisdictions	1.20%	6.70%
Effective tax rate	26.20%	21.70%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

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

Financial Position Segment Report
As of March 31, 2011
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$13,193,025	$5,233,753	$760,160	$19,186,938
Non-Current Assets	23,775,632	59,932,611	3,490,727	87,198,970
Total Assets	36,968,657	65,166,364	4,250,887	106,385,908

Liabilities
Current Liabilities	2,614,122	23,191,938	-	25,806,060
Non-current Liabilities	1,084,090	9,617,816	-	10,701,906
Total Liabilities	3,698,211	32,809,754	-	36,507,965

Net Assets	33,270,445	32,356,610	4,250,887	69,877,942

Liabilities & Equities	$36,968,657	$65,166,364	$4,250,887	$106,385,908

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

Operation Result Segment Report
For the three months ended March 31, 2011
	GasDistribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$9,246,221	$3,668,032	$(4,927,983)	$7,986,270
Cost of Revenue	(9,001,034)	(1,492,792)	4,927,983	(5,565,844)
Gross Profit	245,186	2,175,240	-	2,420,426

Operating Expense	(162,563)	(1,442,227)	(207,959)	(1,812,749)
Operating Income/(Loss)	82,623	733,013	(207,959)	607,677

Other Income/(Loss)	(46,930)	(133,598)	(282,757)	(463,285)
Earnings before tax	35,693	599,415	(490,716)	144,392

Income tax	(2,126)	(35,711)	-	(37,837)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$33,567	$563,704	$(490,716)	$106,555

Financial Position Segment Report
As of December 31, 2010
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,911,426	$6,825,815	$1,480,749	$19,217,990
Non-Current Assets	31,563,653	50,456,168	3,490,726	85,510,547
Total Assets	42,475,079	57,281,983	4,971,475	104,728,537

Liabilities
Current Liabilities	3,202,219	21,202,306	-	24,404,525
Non-current Liabilities	1,381,096	9,144,415	-	10,525,511
Total Liabilities	4,583,315	30,346,721	-	34,930,036

Net Assets	37,891,764	26,935,262	4,971,475	69,798,501

Liabilities & Equities	$42,475,079	$57,281,983	$4,971,475	$104,728,537

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

15.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref	3/31/2011	3/31/2010
Net Income		$106,555	$(208,586)
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Net loss attributed to non-controlling interest		(13,966)	-
Income Available to Common Stockholders for Basic EPS		$120,521	$(208,586)

Interest Expense for Convertible Bonds, net of tax		282,996	801,216
Income Available to Common Stockholders for Diluted EPS		$403,517	$592,630

Original Shares		27,156,617	26,769,313
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		27,156,617	26,769,313

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		27,156,617	26,769,313

Earnings Per Share
- Basic		$0.004	$(0.01)
- Diluted		$0.004	$(0.01)

Weighted Average Shares Outstanding
- Basic		27,156,617	26,769,313
- Diluted		27,156,617	26,769,313

(1).	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the three months ended March 31, 2011.

(2).	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the three months ended March 31, 2011.

(3).
The average price of the Company’s common stock was $0.45 for the three-month periods ended March 31, 2011, which was lower than the conversion price $0.62 of the convertible bonds. Therefore, the conversion of convertible bonds have been excluded from diluted weighted average shares.

(4).	The exercise of warrants to common stock was anti-dilutive for the three-month periods ended March 31, 2011.

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

16.             SHARE COMPENSATION

For the year ended December 31, 2010, the Company recorded an expense of $36,000 under the general and administrative account for the issuance of 50,000 and 25,000 shares common stock at $0.52 and $0.40 per share on July 7, 2010 and October 15, 2010 respectively. The shares were issued to investor relation firm for services rendered in connection with the investor relationship activities.

17.             SUBSEQUENT EVENT

Pursuant to the Share Transfer Agreements and other related agreements (the "Agreements") with Hebei Natural Gas Co., Ltd. ("Hebei Gas"), the Company and its indirectly wholly owned subsidiary Beijing Gas agreed to sell assets and ownership of three of its subsidiaries, Xinji Zhongchen Gas Co., Ltd., Jinzhou Weiye Gas Co., Ltd., and Shenzhou Weiye Gas Co., Ltd. for total consideration of RMB 44.8 million (approximately USD $6.68 million) (the "Consideration"). Under the terms of the Agreements, Hebei Gas agreed to pay the Consideration in four installments.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements.  Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, except to the extent required by law.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Economic & Industrial Trends

We generate revenue from two sources: (i) connection fees for constructing connections to our natural gas distribution network and (ii) sales of natural gas. Given the fact that almost all of our connection fees are from new residential apartments, our connection activities are closely related to the development of the real estate industry in our targeted cities in China. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve the local residents’ quality of life.

Due to the Chinese real estate boom in recent years, we experienced high growth in our connection activities. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. In 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies, to address the slowdown in the real estate market. The Chinese government also decided to inject a stimulus package, which allocated funds for mass housing projects, to boost the overall economy. We saw signs of recovery of the real estate market in China at the beginning of 2009, and we experienced increased business activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. These new initiatives resulted in lower transaction volumes during the second and third quarters of 2010. However, our transaction volumes started to pick up again in the fourth quarter of 2010.

Even with the up and down nature of the Chinese real estate market over the past two years, we believe that the  growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew by 8.7% in 2009, exceeding the targeted 8%. The GDP growth rate remained strong through the first two quarters of 2010. China’s GDP grew 11.9%, and 10.3% in the first and second quarters of 2010, respectively, from the same periods in 2009. Furthermore, China’s GDP increased by 9.6%, and 9.8% during the third and fourth quarters of 2010 respectively as compared to the same period of 2009.  China’s GDP growth jumped 10.3% year-over-year in 2010. China’s GDP rose 9.7% in the first quarter 2011 as compared to the same period of 2010.

Our gas users are composed of both industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and should maintain stable growth in the future. Gas sales to industrial users, however, are subject to the operating performance of the industrial user. As we develop into more cities in the coming years, we expect to add more industrial users when the opportunities arise and we possess the necessary capital requirements.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 300,000) to medium (population between 300,000 to 1,000,000) sized cities and it is primarily in these markets that we are exploring potential project targets. Many small-sized city markets are still untapped or undeveloped. The development of these markets is generally considered one of the Company’s major growth opportunities.

The natural gas distribution markets of most medium-sized or large cities have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages suppliers to turn them into privately-owned companies. Acquisitions in these markets would have a material impact on the Company, potentially increasing the Company’s assets and revenues significantly.

Material Challenges

There are many small-to-medium sized cities whose natural gas infrastructure is still undeveloped or underdeveloped and these markets present growth opportunities for the Company. However, competition is growing, as many small new players have been attracted by the profitability and growth potential of the business. In addition, we are also facing competition from stronger competitors, as large city markets are becoming saturated and our competitors from those markets are beginning to expand into smaller cities.

We face limited opportunities in developing into first-tier cities in China, as most of those opportunities have already been assumed by other large gas distributors, such as Xin’ao Gas Co. Ltd. (the largest distributor in China).

Furthermore, potential users in small and medium-sized cities need to be educated about the benefits of natural gas. It takes some time for them to realize how natural gas can improve their quality of life. This is especially true for new markets, where there is no use of natural gas. Correspondingly, small cities tend to be more reluctant to use new energies than large cities and residents of small cities tend to depend more on coal than natural gas.

With respect to purchase price and sale price of natural gas, China’s energy market is highly regulated by the government. Whenever there is an adjustment to the purchase price set by the government, gas distributors increase or decrease the sale price accordingly, subject to a public hearing and government approval. The natural gas prices in China are lagging behind those in other international markets. The Chinese government has seldom adjusted the price of natural gas and we cannot rule out the possibility of an increase in natural gas prices by the government in the future. Even though we could adjust our sale price accordingly after the increase in purchase price, thereby passing the increase onto the end users, the fact remains that such price increases would make natural gas more expensive, as compared to other alternative energies, and in turn could hinder our business development.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

During the three months ended March 31, 2011, net revenues were $7,986,270, representing an increase of 14.78 % from the same period of last year. Gross profit for the three months ended March 31, 2011 was $2,420,426, representing an increase of 13.93% from the same period of last year. Our operating income for the three months ended March 31, 2011 was $607,677, representing a decrease of 35.81% from the same period of 2010.  Net income for the three months ended March 31, 2011 was $106,555, compared to net loss of $208,586 during the same period of 2010.

	For the 3 months ended March 31,
	2011	2010	Change
	US$	US$
Net Revenues	7,986,270	6,957,661	14.78%
Gross Profit	2,420,426	2,124,513	13.93%
Operating Income	607,677	946,739	-35.81%
Net Income	106,555	-208,586	151.08%
Gross Margin	30.31%	30.53%	-0.75%
Net Margin	1.33%	-3.00%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the three months ended March 31, 2011 were $7,986,270, compared to $6,957,661 for the same period in 2010, representing an increase of 14.78%. The increase was mainly due to the increased gas sales. During this period, we connected 7,125 new residential households to our gas distribution network, resulting in total connection fees of $2,797,811. Gas sales during the three months ended March 31, 2011 were $5,188,459. In comparison, we connected 7,204 new residential households to our gas distribution network for the same period in 2010, resulting in total connection fees of $2,745,415. Gas sales during the same period in 2010 were $4,212,246.

	For the 3 months ended March 31,
	2011			2010		Change
(In $ million)	US$	%		US$	%	%
Net Revenues	7.99	100%		6.96	100%	14.78%
Connection Fees	2.80	3	5%	2.75	40%	1.91%
Gas Sales	5.19	65%		4.21	60%	23.18%

Connection Fees

Connection fees during the three months ended March 31, 2011 were $2.80 million, representing a slight increase of 1.91% from $2.75 million during the same period of 2010 and accounting for 35% of the total net revenue in the three months ended March 31, 2011 as compared to approximately 40% of the total net revenue for the same period in 2010. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended March 31,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	2.80	100%	2.75	100%	1.91%
Residential Users	2.80	100%	2.75	100%
Industrial Users	0.00	0%	0.00	0%

Gas Sales

Gas sales were $5.19 million during the three months ended March 31, 2011, accounting for 65% of total net revenue for the three months ended March 31, 2011 and representing an increase of 23.18% over the same period of 2010. Gas sales to residential users increased 22.41% to $2.63 million for the three months ended March 31, 2011 from $2.15 million in the same period of 2010. Gas sales to industrial and commercial users increased 24.27% to $2.56 million for the three months ended March 31, 2011 from $2.06 million in the same period of 2010.

	For the 3 months ended March 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	5.19	100%	4.21	100%	23.18%
Residential Users	2.63	51%	2.15	51%	22.41%
Industrial and Commercial Users	2.56	49%	2.06	49%	24.27%

Gas sales to residential users continued to grow. Gas sales to industrial customers also increased in the first quarter of 2011 compared to the same period of  last year. Lower sales to industrial customers in the first quarter of 2010 were due to the severe weather conditions in China, which affected the logistics of gas delivery. During that period the Chinese government prioritized the delivery gas to residential users.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011, which includes cost of connections and cost of gas sales, was $5.57 million, representing an increase of 15.16% from $4.83 million in the same period of 2010.

	For the 3 months ended March 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	5.57	100%	4.83	100%	15.16%
Connection Fee Cost	0.63	11%	0.77	16%	-19.16%
Gas Cost	4.94	89%	4.06	84%	21.67%

Cost of Connection Fees

The cost of connection fees decreased 19.16% to $0.63 million during the three months ended March31, 2011 from $0.77 million for the same period in 2010. During the three months ended March 31, 2011, we incurred lower costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2010.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 21.67% to $4.94 million during the three months ended March 31, 2011 from $4.06 million for the same period in 2010. This increase in cost of gas sales is largely due to the increase of gas sales during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended March 31, 2011, gross profit was $2.42 million, representing an increase of approximately 13.93% from the same period of 2010. Gross profit from connection fees was $2.17 million for the three months ended March 31, 2011, accounting for 90% of total gross profit. In comparison, gross profit from connection fees was $1.97 million for the three months ended March 31, 2010, accounting for 93% of total gross profit for the three months ended March 31, 2010. Gross profit from gas sales was $0.25 million for the three months ended March 31, 2011, accounting for 10% of total gross profit, compared to $0.15 million, accounting for 7% of total gross profit, in the same period of 2010.

	For the 3 months ended March 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.42	100%	2.12	100%	13.93%
Connection	2.17	90%	1.97	93%	10.13%
Gas	0.25	10%	0.15	7%	64.25%

Gross margin during the three months ended March 31, 2011 was 30.31%, compared to 30.53% during the same period in 2010.

Gross margin for connection fees for the three months ended March 31, 2011 was 77.75%, compared to 71.95% in the same period of 2010. The decrease in the cost of connection fees contributed to the improvement of gross margin.

Gross margin for sales of natural gas was 4.73% for the three months ended March 31, 2011, compared to3.54% during the same period of 2010. The increase was primarily due to improvement of delivery cost for the three months ended March 31, 2011, compared with the same period of last year.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended March 31, 2011 were $1.81 million and approximately 22.7% of net revenues, compared with $1.18 million, or 16.93%, of net revenues in the same period of 2010. We incurred approximately $0.21 million in professional service fees, including legal, assessment, advisory and credit guarantee during the three months ended March 31, 2011.

Operating Income

The operating income for the three months ended March 31, 2011 was $0.61 million, representing a decrease of 35.81%, compared to the operating income of $0.95 million for the same period of 2010.  This decrease was caused by the increase of SG&A expenses, which exceeded the increase of gross profit during the three months ended March 31, 2011.

Other Income (Expense)

Other expense was $0.46 million for the three months ended March 31, 2011, compared with other expense of $0.92 million for the same period of 2010. The decrease was mainly due to the decrease of the non-cash flow amortization costs of convertible bonds.

Income tax

Income tax was $0.04 million for the three months ended March 31, 2011, compared to $0.24 million for the same period of 2010.

Net Income

Net income for the three months ended March 31, 2011 was $0.11 million, compared with net loss of $0.21 million for the same period of 2010. Due to the increase in sales and improvement of gross margin from both connection fee revenue and gas sales, gross profit improved 13.93% to $2.42 million compared to the gross profit of $2.12 million for the same period of 2010. Higher gross profit together with lower non-cash flow amortization costs of convertible bonds and lower income tax were able to offset the increase of SG&A expenses in this quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $2.38 million as of March 31, 2011, representing a decrease of $1.2 million as compared to $3.58 million of cash and cash equivalents as of December 31, 2010.

Cash used in operating activities for the three months ended March 31, 2011 was $0.69 million, representing a decrease of $2.23 million from $2.92 million used during the same period of 2010. Such decrease was mainly due to the increase of net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the three months ended March 31, 2011 was $2.07 million, representing an increase of $0.46 million from $1.61 million during the same period of 2010. Such increase was mainly due to the increase of property, plant and equipment.

Cash sourced in financing activities for the three months ended March 31, 2011 was $1.59 million, representing a decrease of $0.61million from $2.20 million during the same period of 2010.

Accounts Receivable

Accounts receivable as of March 31, 2011 were $10.40 million, representing an increase of $0.90 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable as of March 31, 2011 were $0.81million, representing an increase of $0.58 million from $0.23 million as of December 31, 2010.

Inventory

Inventory of $0.69 million as of March 31, 2011 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2011 were $57.06 million, representing an increase of $1.89 million from $55.17 million as of December 31, 2010. The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$45,797,055	$44,512,342
Motor Vehicles	6,271,808	6,067,524
Machinery & Equipment	1,658,907	1,542,016
Buildings	2,718,269	2,316,729
Leasehold Improvements	388,386	475,099
Office Equipment	261,362	256,419
Less Accumulated depreciation	(5,598,857)	(5,241,647)
	$51,496,930	$49,928,482

Bank Loans

Short-term bank loans as of March 31, 2011 were $9.44 million, an increase of $1.58 million compared to that as of December 31, 2010.

Long-term bank loans as of March 31, 2011 were $3.04 million, no change compared to that as of December 31, 2010.

Accounts Payables

Accounts payables as of March 31, 2011 was $10.97 million, representing a decrease of $0.14 million from that as of December 31, 2010.

Other Payables

Other payables - current as of March 31, 2011 were $3.91 million, representing an increase of $0.22 million from that as of December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of the March 31, 2011 our disclosure controls and procedures were not effective due to the fact that the material weaknesses in the Company’s internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 had not been remediated as of March 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ Yugang Zhang
Yugang Zhang
Chief Financial Officer
(Principal Financial Officer)