Form 10-Q
period 2011-06-30
Sino Gas International Holdings, Inc.
filed 2011-08-15
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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

As of June 30, 2011, the Registrant had 27,237,262 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

i

Sino Gas International Holdings, Inc.

Content	Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 36

ii

To:      The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and six months periods ended June 30, 2011 and 2010. These consolidated interim financial statements are the responsibility of the Company’s management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
August 9, 2011	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

ASSETS	Notes		6/30/2011	12/31/2010
Current Assets
Cash & cash equivalents	2	(e)	$5,856,357	$3,582,330
Notes receivable			197,246	226,867
Accounts receivable	2	(f),3	12,910,269	9,504,229
Other receivables			1,598,696	1,127,981
Related party receivable			417,698	408,361
Inventory			751,738	482,594
Advance to suppliers	2	(g)	3,158,862	3,621,147
Prepaid expenses and taxes			621,924	264,481
Total Current Assets			25,512,790	19,217,990

Non-Current Assets
Investment	2	(h),4	13,393,871	12,794,384
Property, plant & equipment, net	2	(j),6	49,488,462	49,928,482
Construction in progress	2	(m)	21,284,908	19,336,428
Intangible assets, net	2	(k),8	502,643	533,730
Goodwill	2	(l),7	1,677,975	1,677,975
Deposit			1,104,469	1,239,548
Total Non-current Assets			87,452,328	85,510,547

Total Assets			$112,965,118	$104,728,537

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Bank loans	9		$12,530,941	$7,864,727
Accounts payable			12,087,544	11,105,790
Other payables - current portion	10	(a)	3,477,493	3,691,923
Accrued liabilities			117,859	1,635,217
Unearned revenue	2	(n)	2,505,334	106,868
Total Current Liabilities			30,719,171	24,404,525

Non-current Liabilities
Long-term bank loans	9		3,094,059	3,024,895
Convertible Bonds	11		5,923,276	5,641,117
Other payables - non-current portion	10	(b)	1,884,999	1,859,499
Total Non-current Liabilities			10,902,334	10,525,511

Total Liabilities			$41,621,505	$34,930,036

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

STOCKHOLDERS’ EQUITY	Notes		6/30/2011	12/31/2010

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,590,094 shares issued and outstanding as of June 30, 2011 and December 31, 2010	10		$4,590	$4,590
Additional paid in capital - Preferred Stock B			5,335,894	5,335,894
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of June 30, 2011 and December 31, 2010	10		95	95
Additional paid in capital - Preferred Stock B-1			132,662	132,662
Common Stock US$0.001 par value; 250,000,000 shares authorized; 27,237,262 and 27,156,617 shares issued and outstanding as of June 30, 2011 and December 31, 2010	10		27,237	27,156
Additional paid in capital - Common Stock			23,982,953	23,933,033

Additional paid in capital - Warrants Series: A, B, J, C, D			311,110	311,110
Additional paid in capital - Warrants Series: E, G			47,946	47,946
Additional paid in capital - Warrants Series: F, R			-	-
Additional paid in capital - Convertible Bonds Detachable Warrants			223,367	223,367
Additional paid in capital - Beneficial Conversion Feature			8,094,814	8,094,814

Statutory reserve	2	(w)	5,514,032	4,819,762
Retained earnings			18,739,569	17,977,181
Minority Interest			968,768	1,004,500
Accumulated other comprehensive income	2	(x)	7,960,576	7,886,391
Total Stockholders’ Equity			71,343,613	69,798,501

Total Liabilities & Stockholders’ Equity			$112,965,118	$104,728,537

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and six months ended June 30, 2011 and 2010
 (Stated in US Dollars)

			Three Months Ended		Six Months Ended
	Note		6/30/2011	6/30/2010	6/30/2011	6/30/2010
Sales revenue	2	(p)	$7,875,152	$5,916,218	$15,861,422	$12,873,879
Cost of revenue			5,472,200	4,010,333	11,038,044	8,843,480
Gross Profit			2,402,952	1,905,885	4,823,378	4,030,399

Operating Expense
Selling expense			501,291	310,661	1,078,152	581,904
General and administrative expense			950,168	698,598	2,186,056	1,605,129
Total operating expense			1,451,459	1,009,259	3,264,208	2,187,033

Operating Income			951,493	896,626	1,559,170	1,843,366

Other Income/(Expense)
Gain on disposal of property and equipment			1,115,903	-	1,115,903	-
Other income			10	4,914	345	10,296
Other expense			(43,257)	(20,197)	(47,220)	(21,497)
Interest income			3,463	4,270	5,528	9,039
Interest expense			(501,687)	(821,709)	(963,409)	(1,746,550)
Total other income/(expense)			574,432	(832,722)	111,147	(1,748,712)

Income before tax			1,525,925	63,904	1,670,317	94,654

Income tax	2	(r),12	(316,646)	(204,506)	(354,483)	(443,842)

Gain/(Loss) from discontinued operations, net of tax			105,093	-	105,093	-

Net income			$1,314,372	$(140,602)	$1,420,927	$(349,188)

Net income (loss) attributable to:
- Common stockholders			$1,336,138	$(140,602)	$1,456,659	$(349,188)
- Non-controlling interest			$(21,766)	$-	$(35,732)	$-

Earnings per share	2	(z),13
Basic			$0.05	$(0.01)	$0.05	$(0.01)
Diluted			$0.04	$(0.01)	$0.05	$(0.01)

Weighted Average Shares Outstanding
Basic			27,157,513	26,839,657	27,157,065	26,804,485
Diluted			36,501,007	26,839,657	27,157,065	26,804,485

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(170,742)	(171)	(198,484)	-	-	-	170,742	171	198,484
Reversal of conversion	180,997	181	210,406	-	-	-	(180,997)	(181)	(210,406)
Conversion of Convertible Bonds	-	-	-	-	-	-	322,581	322	199,678
Shares Based Compensation	-	-	-	-	-	-	75,000	75	35,925
Cancellation of Common Stock	-	-	-	-	-	-	(22)	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	995,500
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2010	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	80,645	81	49,919
Appropriation of loss to minority interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at June 30, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,237,262	27,237	23,982,953

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	311,110	47,946 47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	4,041,663	-	-	4,041,663
Conversion of Preferred Stock B	-	-	-	-	-	-	-	-	-	-
Reversal of Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	200,000
Shares Based Compensation	-	-	-	-	-	-	-	-	-	36,000
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	(107,652)	-	-	-	-	-	-	-
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	1,004,500	-	2,000,000
Appropriation of Retained Earnings	-	-	-	-	-	207,571	(207,571)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	160,508	160,508
Balance at December 31, 2010	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501

Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501
Net Income	-	-	-	-	-	-	1,420,927	-	-	1,420,927
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	50,000
Appropriation of loss to minority interest	-	-	-	-	-	-	35,732	(35,732)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	694,270	(694,270)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	74,185	74,185
Balance at June 30, 2011	311,110	47,946	-	223,367	8,094,814	5,514,032	18,739,569	968,768	7,960,576	71,343,613

Comprehensive Income	12/31/2010	6/30/2011	Total
Net Income	$4,041,663	$1,420,926	$5,462,589
Other Comprehensive Income
Foreign Currency Translation Adjustment	160,508	74,185	234,693
Total	$4,202,171	$1,495,111	$5,697,282

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
Cash Flows from Operating Activities	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Net Income	$1,314,371	$(140,602)	$1,420,926	$(349,188)
Bad debt provision	25,347	-	34,404	-
Depreciation expense	349,957	383,177	707,167	722,094
Amortization expense of intangible assets	15,866	9,439	42,493	16,865
Amortization expense of convertible bonds	170,022	529,593	332,159	1,209,949
Loss/(gain) on disposal of property and equipment	1,115,903	-	1,115,903	-
Withdraw/(deposit) in restricted time deposits	-	95,425	-	126,400
Decrease/(increase) in accounts and other receivables	(2,073,677)	791,824	(3,881,538)	(560,158)
Decrease/(increase) in inventory	(60,590)	45,110	(269,144)	(114,067)
Decrease/(increase) in prepaid expenses	(736,914)	(443,484)	104,842	299,136
Decrease/(Increase) in related party receivable	(6,745)	-	(9,337)	-
Increase/(decrease) in accounts and other payables	1,849,302	(12,197)	1,673,932	(3,017,201)
Cash Sourced/(Used) in Operating Activities of Continued Operation	1,962,842	1,285,285	1,271,807	(1,666,170)
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	181,859	-	181,859	-
Cash Sourced/(Used) in Operating Activities	2,144,701	1,258,285	1,453,666	(1,666,170)

Cash Flows from Investing Activities
Decrease in deposit	(12,085)	-	135,079	-
Proceeds from disposal of discontinued operation	4,504,950	-	4,504,950	-
Increase of investment in equity	(312,130)	(28,404)	(599,486)	(29,536)
Purchase of property, plant & equipment	(3,836,495)	(238,624)	(5,762,152)	(1,828,932)
Purchase of other intangible assets	(9,957)	(4,406)	(11,406)	(4,564)
Increase in construction in progress	(1,943,522)	(2,434,392)	(1,948,480)	(2,449,315)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(1,609,239)	(2,705,826)	(3,681,495)	(4,312,347)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	(307,707)	-	(307,707)	-
Cash Sourced/(Used) in Investing Activities	(1,916,946)	(2,705,826)	(3,989,202)	(4,312,347)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	3,144,216	47,738	4,735,378	2,243,030
Cash Sourced/(Used) in Financing Activities	3,144,216	47,738	4,735,378	2,243,030

Net increase in cash & cash equivalents for the periods	3,371,971	(1,399,805)	2,199,842	(3,735,487)
Effect of currency translation	101,299	254,902	74,185	275,307
Cash & cash equivalents at the beginning of periods	2,383,087	7,505,613	3,582,330	9,820,890
Cash & cash equivalents at the end of periods	$5,856,357	$6,360,710	$5,856,357	$6,360,710

Supplementary cash flows information
Interest received	$3,463	$4,269	$5,528	$9,039
Interest paid	409,781	290,787	952,418	536,601
Income tax paid	219,829	204,507	712,661	443,842

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2011:-

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

At June 30, 2011, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the three months ended June 30, 2011.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

The Company’s financial instruments consist mainly of cash, bank notes receivable, and debt obligations. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At June 30, 2011:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$5,856,357	$-	$-	$5,856,357
Notes receivable	197,246	-	-	197,246
Total financial assets	$6,053,603	$-	$-	$6,053,603

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31, 2010:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$3,582,330	$-	$-	$3,582,330
Restricted cash	226,867	-	-	226,867
Total financial assets	$3,809,197	$-	$-	$3,809,197

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

	6/30/2011	12/31/2010
Years end RMB : US$ exchange rate	6.4640	6.6118
Average yearly RMB : US$ exchange rate	6.5482	6.7788

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)          Revenue Recognition

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

(r)          Cost of Revenue

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%
i.GAS Investment China Co., Ltd.	BVI	0.00%
ii.Sino Gas Construction, Ltd.	BVI	0.00%
iii.Sino Gas Investment Development, Ltd.	BVI	0.00%

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

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the six months ended June 30, 2011.

(u)          Advertising

The Company expensed all advertising costs as incurred.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

•	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

(AA)          Subsequent Events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not recognize subsequent event that would require disclosure to the consolidated financial statements.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at June 30, 2011 and December 31 2010 were 1% of gross account receivables. In the situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balance against the allowance for doubtful accounts.

Accounts Receivable
	6/30/2011	12/31/2010
Accounts receivable	$13,040,675	$9,600,231
Less: Allowance for bad debt	(130,406)	(96,002)
Accounts receivable, net	$12,910,269	$9,504,229

Allowance for Bad Debt
	6/30/2011	12/31/2010
Beginning balance	$(96,002)	$(50,875)
Allowance provided	(34,404)	(45,127)
Charge against allowance	-	-
Reversals	-	-
Ending balance	$(130,406)	$(96,002)

Accounts Receivable Aging Analysis
	6/30/2011	12/31/2010
<30 Days	$5,772,559	$4,894,088
30-60 Days	1,018,878	1,050,245
60-90 Days	144,296	111,355
90-180 Days	228,299	2,265,088
180-360 Days	3,988,287	230,684
>360 Days	1,888,356	1,048,771
Total	$13,040,675	$9,600,231

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The following are the ten most significant accounts receivable at June 30, 2011:

Hebei Zhonggang Steel Co., Ltd.	$1,114,568
Tongshan Hengxin Jiaye Gas Co., Ltd.	781,900
Jiangsu Zhonghuang Real Estate Co., Ltd	657,478
Baishan Huixin Real Estate Co., Ltd	633,106
Lianyun Port Zhaolong Home Development Co., Ltd.	598,701
Baishan Xingda Real Estate Co., Ltd.	440,532
Hebei Dihua Longzhou New Town Development Co., Ltd.	389,233
Qinwan Island Yongsheng Qiangwang Real Estate Co., Ltd.	393,564
Baishan Yongsheng Real Estate Co., Ltd.	369,322
Xiahuayuan Mining District	278,465
$5,656,869

4.	RELATED PARTY RECEIVABLE

The related party receivable $417,698 was due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was securitized by the CEO’s personal home property, which carried a $408,361 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

5.	INVESTMENT

Ref.		6/30/2011	12/31/2010
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$6,192,659	$6,054,228
(2)	Qujing City Fuel Gas Co., Ltd.	3,490,726	3,490,726
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	3,679,545	3,219,181
(4)	China Construction Bank	30,941	30,249
	Total	$13,393,871	$12,794,384

(1)
The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) on Xiangke Oil Gas in the acquisition of 40% equity position. The $6,192,659 investment as of June 30, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The following tabulation presented the condensed balance sheet and statement of income of Xiangke Oil Gas as of and for the year ended December 31, 2010:

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

(2)
Along with two local partners in Qujing city, the second largest city in Yunnan province of the PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

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

After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital. On December 28, 2010, Gas Construction invested additional $1,525,000 into Qujing Gas. The $3,490,726 investment as of June 30, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

The following tabulation presented the condensed balance sheet and statement of income of Qujing Gas as of and for the year ended December 31, 2010:

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

(3)
On April 23, 2008, Beijing Gas entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of June 30, 2011, the Company has not finished the registration of equity transfer with Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $3,679,545 for Tongshan Gas was classified as investment as of date.

(4)	The investment of $30,941 (RMB 200,000) with China Construction Bank was a long-term investment fund.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the follows at June 30, 2011 and December 31, 2010:

6/30/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$44,557,695	$2,913,722	$41,643,973
Motor Vehicles	6,195,361	2,085,893	4,109,468
Machinery & Equipment	1,527,796	381,851	1,145,845
Buildings	2,331,987	362,305	1,969,682
Leasehold Improvements	556,866	74,424	482,442
Office Equipment	267,571	130,619	136,952
Total	$55,437,276	$5,948,814	$49,488,462

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

Depreciation expenses included in the consolidated statements of income for the six months ended June 30, 2011 and 2010 were $707,167 and $722,094 respectively.

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

	6/30/2011	12/31/2010
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

8.	INTANGIBLE ASSETS

Intangible assets consisted of the follows at June 30, 2011 and December 31, 2010:

6/30/2011	At Cost	Accumulated Amortization	Net
Land Use rights	$486,752	$73,683	$413,069
Franchises	425,433	395,137	30,296
Accounting Software	102,851	43,573	59,278
	$1,015,036	$512,393	$502,643

12/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$559,082	$69,649	$489,433
Franchises	405,214	372,035	33,179
Accounting Software	39,334	28,216	11,118
	$1,003,630	$469,900	$533,730

Land use rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and PRC local government and entities in charge of gas utility, the Company operated as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the six months ended June 30, 2011 and 2010 were $ 42,493 and $16,865 respectively.

9.	LOANS

a.          SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2011	12/31/2010
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2011	6.67%	$1,082,921	$1,058,713
Bank of Dalian - Beijing Branch	12/14/2011	4.63%	4,641,089	4,537,343
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	2,320,545	2,268,671
Bank of China - Huanghe Boulevard Branch	01/31/2012	6.391%	1,547,030	-
China Construction Bank - Baishan Chengqu Branch	06/02/2012	8.20%	1,392,326	-
China Merchants Bank- Beijing Shouti Branch	06/28/2011	7.57%	1,547,030	-
Total			$12,530,941	$7,864,727

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

2)
The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)
The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as financial service to Hebei Desheng.

4)	The loan provided by China Construction Bank was secured by the Company’s real estate and vehicles.

5)
The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities respectively.

b.          LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2011	12/31/2010
China Development Bank - Beijing Branch	12/24/2012	5.40%	$3,094,059	$3,024,895
Total			$3,094,059	$3,024,895

1)
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

10.	OTHER PAYABLES

a.          Current other payables consisted of the following at June 30, 2011 and December 31, 2010:

Ref.		6/30/2011	12/31/2010
(1)	Amount due to Employees	$491,281	$954,455
(2)	Tax Payable	264,132	692,861
(3)	Payables to Subcontractors	2,722,080	2,044,607
	Total	$3,477,493	$3,691,923

1)
Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. They were all unsecured, interest free, and have no fixed repayment terms.

2)	The tax payable consisted of value added tax, sales tax, income tax and local tax payables.

3)	Payables to subcontractors were unbilled liabilities.

b.          Non-current other payables at June 30, 2011 and December 31, 2010:

Ref.		6/30/2011	12/31/2010
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,884,999	$1,859,499
	Total	$1,884,999	$1,859,499

1)	The outstanding payment was related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

11.	CONVERTIBLE BONDS AND BOND WARRANTS

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

•	Pledge Agreement and Guaranty

The notes are secured by the pledge of 100% of the shares of the Company’s wholly owned subsidiary Gas Investment China Co., Ltd. and a guaranty from Mr. Liu Yuchuan, the chairman of the board of directors and CEO of the Company.

•	Event of Default

Upon an event of default in any payment of interest or principal of the bonds, the principal, accrued and unpaid interest, and any additional amounts owing in respect of the bonds, will be due and payable at the option of the bondholders. In addition, the bondholders have the right to convert these notes and then all accrued and unpaid interest at any time.

•	Redemption

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

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance days.

The convertible bonds payable, net consisted of the followings:-

		6/30/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	82,106	18,962	101,068
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	231,138	39,012	270,150
(8)	Accretion of Interest Discount - Redemption	515,482	62,125	577,607
(9)	Conversion of Convertible Bonds into Common Stock	(250,000)	-	(250,000)
	Convertible Bonds Payable, net	5,245,992	677,284	5,923,276

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

		12/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	53,545	12,034	65,579
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	150,735	24,758	175,493
(8)	Accretion of Interest Discount - Redemption	336,168	39,426	375,594
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,007,714	$633,403	$5,641,117

1)	The principal amounts listed above represent the face amount of the convertible notes.

2)
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

3)	Because the conversion price of bonds is $0.62, which was lower than the fair market value of common stock at issuance day, beneficial conversion feature was applied.

4)	The issuance cost consisted of commission to placement agent and legal expense.

5)	The interest discount of warrants was amortized over the whole period applying effective annual interest rate.

6)
The bonds were convertible at the option of the holders into shares of common stock. However, Rule 144 minimum of six months holding period requirement for a resale of securities was required, therefore, the beneficial conversion feature was amortized over six months period.

7)	The debt issuance cost was amortized over 36 months period applying effective annual interest rate.

8)	Based on 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds respectively.

9)	Principal of $200,000 was converted into 322,581 shares common stock on August 24, 2010. Additional, $50,000 principal was converted into 80,645 shares common stock on June 29, 2011.

Included in interest expense of $963,409, was $241,719 convertible bonds coupon expense, $332,159 non-cash flow amortization expense of convertible bonds, and $389,531 bank loan interest expense.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

12.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 27,237,262 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized and 0 share is issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized and 4,590,094 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized and 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for its series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 27,237,262 shares of common stock issued and outstanding at June 30, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

Financing Transactions

The tabulation below presents the financial transactions occurred in the years 2006 and 2007:

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal & Related Expenses	(426,978)	(10,000)	(146,374)	(232,028)
Used to Purchase Back Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the Company’s outstanding securities at June 30, 2011:

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	27,237,262
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	4,590,094
Convertible Preferred Stock B-1	3,000,000	95,418

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
Series A Warrants	$3.84	60 Months	9/6/2011	241,708	$0.70
Series C Warrants	$3.38	60 Months	9/6/2011	3,083,589	$0.81
Series G Warrants	$3.84	48 Months	9/6/2011	109,489	$0.44
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

a.          271,074 and 271,074 shares Series F and R warrants have been expired on September 6, 2010.

b.          100,000 shares warrants to IR firm CCG Elite have been expired on November 1, 2010.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at June 30, 2011:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,661	$12,653	$4,064,862	46%
Investors	4,590,094	4,590	95,418	95	14,583,601	14,584	25,969,070	54%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,590,094	$4,590	95,418	$95	27,237,262	$27,237	$38,128,746	100%

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

13. INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the six months ended June 30, 2011 and 2010:

Description	June 30, 2011	June 30, 2010
Income (loss) before taxes:-
US Federal	$(839,490)	$(1,712,477)
State		-
BVI	(73,028)	(135,341)
PRC	2,582,835	1,942,472
Total income before taxes	$1,670,317	$94,654

Provision for taxes:-
Current:
U.S. Federal	$-	$-
State	-	-
HK	-	-
PRC	(354,483)	(443,842)
	(354,483)	(443,842)
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	$(354,483)	$(443,842)

Effective tax rate	21.22%	468.91%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2011 and 2010 are shown in the following table:

	June 30, 2011	June 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Tax holiday	(3.78%)	-
Accruals in foreign jurisdictions	-	443.91%
Effective tax rate	21.22%	468.91%

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

Financial Position Segment Report
As of June 30, 2011

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$16,896,266	$8,105,143	$511,381	$25,512,790
Non-Current Assets	27,219,297	56,742,305	3,490,726	87,452,328
Total Assets	44,115,563	64,847,448	4,002,107	112,965,118

Liabilities
Current Liabilities	1,463,279	29,255,892	-	30,719,171
Non-current Liabilities	519,322	10,383,012	-	10,902,334
Total Liabilities	1,982,601	39,638,904	-	41,621,505

Net Assets	42,132,962	25,208,544	4,002,107	71,343,613

Liabilities & Equities	$44,115,563	$64,847,448	$4,002,107	$112,965,118

Operation Result Segment Report
For the three months ended June 30, 2011

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$15,674,732	$7,519,172	$(7,332,482)	$15,861,422
Cost of Revenue	15,444,975	2,925,551	(7,332,482)	11,038,044
Gross Profit	229,757	4,593,621	-	4,823,378

Operating Expense	139,342	2,785,922	338,944	3,264,208
Operating Income/(Loss)	90,415	1,807,699	(338,944)	1,559,170

Other Income/(Loss)	5,294	(436,476)	542,329	111,147
Earnings before tax	95,709	1,371,223	203,385	1,670,317

Income tax	(23,128)	(331,355)	-	(354,483)
Gain/(loss) from discontinued operation, net of tax	-	-	105,093	105,093

Net Income	$72,581	$1,039,868	$308,478	$1,420,927

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)
Financial Position Segment Report
As of December 31, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,911,426	$6,825,815	$1,480,749	$19,217,990
Non-Current Assets	31,563,653	50,456,168	3,490,726	85,510,547
Total Assets	42,475,079	57,281,983	4,971,475	104,728,537

Liabilities
Current Liabilities	3,202,219	21,202,306	-	24,404,525
Non-current Liabilities	1,381,096	9,144,415	-	10,525,511
Total Liabilities	4,583,315	30,346,721	-	34,930,036

Net Assets	37,891,764	26,935,262	4,971,475	69,798,501

Liabilities & Equities	$42,475,079	$57,281,983	$4,971,475	$104,728,537

Operation Result Segment Report
For the six months ended June 30, 2010

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Sales Revenue	$12,124,888	$5,569,178	$(4,820,187)	$12,873,879
Cost of Revenue	11,693,588	1,970,079	(4,820,187)	8,843,480
Gross Profit	431,300	3,599,099	-	4,030,399

Operating Expense	191,614	1,598,973	396,446	2,187,033
Operating Income/(Loss)	239,686	2,000,126	(396,446)	1,843,366

Other Income/(Loss)	(187,132)	(110,208)	(1,451,372)	(1,748,712)
Earnings before tax	52,554	1,889,918	(1,847,818)	94,654

Income tax	(12,008)	(431,834)	-	(443,842)

Net Income	$40,546	$1,458,084	$(1,847,818)	$(349,188)

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

15. EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

	Ref	6/30/2011	6/30/2010
Net Income		$1,420,927	$(349,188)
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Net loss attributed to non-controlling interest		(35,732)	-
Income Available to Common Stockholders for Basic EPS		$1,456,659	$(349,188)

Interest Expense for Convertible Bonds, net of tax		573,878	-
Income Available to Common Stockholders for Diluted EPS		$2,030,536	$(349,188)

Original Shares		27,156,617	26,769,313
Addition to Common Stock		448	35,172
Basic Weighted Average Shares Outstanding		27,157,065	26,804,485

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		27,157,065	26,804,485

Earnings Per Share
-Basic		$0.05	$(0.01)
-Diluted		$0.05	$(0.01)

Weighted Average Shares Outstanding
-Basic		27,157,065	26,804,485
-Diluted		27,157,065	26,804,485

1)	The application of conversions’ of preferred stock B to common stock was anti-dilutive for the six months ended June 30, 2011.

2)	The application of conversions of preferred stock B-1 to common stock was anti-dilutive for the six months ended June 30, 2011.

3)
The average price of the Company’s common stock was $0.42 for the six-month periods ended June 30, 2011, which was lower than the conversion price $0.62 of the convertible bonds. Therefore, the conversion of convertible bonds have been excluded from diluted weighted average shares.

4)	The exercise of warrants to common stock was anti-dilutive for the six-month periods ended June 30, 2011.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2011 and December 31, 2010
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

17. DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas to execute share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd., (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $6.84 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $1,115,903 was recorded in the Company’s statement of income for the six months ended June 30, 2011.

The following tabulation summarized the financial positions and result of operations of disposal subsidiaries as of and for the period ended June 8, 2011:

	Condensed Balance Sheets
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Current assets	$318,870	$309,043	$434,016	$1,061,929
Non-current assets	2,946,728	1,068,812	1,221,403	5,236,943
Total assets	3,265,598	1,377,855	1,655,419	6,298,872

Current liabilities	1,202,229	485,274	215,890	1,903,393
Non-current liabilities	-	-	-	-
Total liabilities	1,202,229	485,274	215,890	1,903,393

Net assets	2,063,369	892,581	1,439,529	4,395,479

Total liabilities & net assets	$3,265,598	$1,377,855	$1,655,419	$6,298,872

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Revenue	$355,684	$274,289	$9,460	$639,433
Cost of revenue	214,835	221,852	8,130	444,817
Gross profit	140,849	52,437	1,330	194,616

Operating expenses	18,039	15,826	34,737	68,602
Operating income	122,810	36,611	(33,407)	126,014
Other income/(expenses)	(239)	(223)	(3,181)	(3,643)
Earnings before tax	122,571	36,388	(36,588)	122,371

Income tax	(6,127)	(11,039)	(112)	(17,278)

Net income	$116,444	$25,349	$(36,700)	$105,093

The follows presented the calculation of gain from the disposal of property and equipment:

	Valuation of Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,130,470	$2,958,639	$(171,831)
Shenzhou Gas	1,320,031	1,276,126	(43,905)
Xinji Gas	1,275,192	2,606,831	1,331,639
	$5,725,693	$6,841,596	$1,115,903

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

Due to the Chinese real estate boom in recent years, we experienced high growth in our connection activities. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. In 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies, to address the slowdown in the real estate market. The Chinese government also decided to inject a stimulus package, which allocated funds for mass housing projects, to boost the overall economy. We saw signs of recovery of the real estate market in China at the beginning of 2009, and we experienced increased business activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. These new initiatives resulted in lower transaction volumes during the second and third quarters of 2010. However, our transaction volumes started to pick up again in the fourth quarter of 2010.  Although in the first half of 2011 the overall housing market remained slow, in the 2nd and 3rd tier cities where we operate, housing development is still solid. As a result, new installations for residential customers have increased, especially in second quarter.

Even with the up and down nature of the Chinese real estate market over the past two years, we believe that the  growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew by 8.7% in 2009, exceeding the targeted 8%. The GDP growth rate remained strong through the first two quarters of 2010. China’s GDP grew 11.9%, and 10.3% in the first and second quarters of 2010, respectively, from the same periods in 2009. Furthermore, China’s GDP increased by 9.6%, and 9.8% during the third and fourth quarters of 2010 respectively as compared to the same period of 2009.  China’s GDP growth jumped 10.3% year-over-year in 2010. China’s GDP rose 9.6% and in the first half of 2011 as compared to the same period of 2010.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three months ended June 30, 2011, net revenues were $7,875,152, representing an increase of 33.11% from the same period of last year. Gross profit for the three months ended June 30, 2011 was $2,402,952, representing an increase of 26.08% from the same period of last year. Our operating income for the three months ended June 30, 2011 was $951,493, representing an increase of 6.12% from the same period of 2010.  Net income for the three months ended June 30, 2011 was $1,314,372, compared to net loss of $140,602 during the same period of 2010.

	For the 3 months ended June 30
	2011	2010	Change
	US$	US$
Net Revenues	7,875,152	5,916,218	33.11%
Gross Profit	2,402,952	1,905,885	26.08%
Operating Income	951,493	896,626	6.12%
Net Income	1,314,372	-140,602	1034.82%
Gross Margin	30.51%	32.21%	-5.28%
Net Margin	16.69%	-2.38%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the three months ended June 30, 2011 were $7,875,152, compared to $5,916,218 for the same period in 2010, representing an increase of 33.11%. The increase was mainly due to the increased of both gas sales and connection fees. During this period, we connected 9,208 new residential households to our gas distribution network, resulting in total connection fees of $3,242,598. Gas sales during the three months ended June 30, 2011 were $4,632,554. In comparison, we connected 6,490 new residential households to our gas distribution network for the same period in 2010, resulting in total connection fees of $2,082,636. Gas sales during the same period in 2010 were $3,833,582.

	For the 3 months ended June 30,
	2011		2010		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	7.88	100%	5.92	100%	33.11%
Connection Fees	3.24	41%	2.08	35.2%	55.7%
Gas Sales	4.63	59%	3.83	64.8%	20.8%

Connection Fees

Connection fees during the three months ended June 30, 2011 were $3.24 million, representing an increase of 55.7% from $2.08 million during the same period of 2010 and accounting for 41% of the total net revenue in the three months ended June 30, 2011 as compared to approximately 35.2% of the total net revenue for the same period in 2010. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended June 30,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	3.24	100%	2.082	100%	55.7%
Residential Users	3.24	100%	2.079	99.86%
Industrial Users	0.00	0%	0.003	0.14%

Gas Sales

Gas sales were $4.63 million during the three months ended June 30, 2011, accounting for 59% of total net revenue for the three months ended June 30, 2011 and representing an increase of 20.8% over the same period of 2010. Gas sales to residential users increased 18.2% to $2.83 million for the three months ended June 30, 2011 from $2.40 million in the same period of 2010. Gas sales to industrial and commercial users increased 25.2% to $1.80 million for the three months ended June 30, 2011 from $1.44 million in the same period of 2010.

	For the 3 months ended June 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	4.63	100%	3.83	100%	20.8%
Residential Users	2.83	61.10%	2.40	62.48%	18.2%
Industrial and Commercial Users	1.80	38.90%	1.44	37.52%	25.2%

Gas sales to residential users and industrial customers continued to grow healthily in the second quarter of 2011 compared to the same period of last year.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2011, which includes cost of connections and cost of gas sales, was $5.47 million, representing an increase of 36.45% from $4.01 million in the same period of 2010.

	For the 3 months ended June 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	5.47	100%	4.01	100%	36.45%
Connection Fee Cost	0.90	16.50%	0.46	11.44%	96.90%
Gas Cost	4.57	83.50%	3.55	88.56%	28.60%

Cost of Connection Fees

The cost of connection fees increased 96.90% to $0.90 million during the three months ended June 30, 2011 from $0.46 million for the same period in 2010. During the three months ended June 30, 2011, our revenue from the connection fees increased significantly compared to the same period of 2010, which means the total cost of connection fees also increased accordingly. In addition, we incurred higher costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2010.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 28.60% to $4.57 million during the three months ended June 30, 2011 from $3.55 million for the same period in 2010. This increase in cost of gas sales is largely due to the increase of gas sales and also the higher transportation costs during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended June 30, 2011, gross profit was $2.40 million, representing an increase of approximately 26.08% from the same period of 2010. Gross profit from connection fees was $2.34 million for the three months ended June 30, 2011, accounting for 97.36% of total gross profit. In comparison, gross profit from connection fees was $1.62 million for the three months ended June 30, 2010, accounting for 85.21% of total gross profit for the three months ended June 30, 2010. Gross profit from gas sales was $0.06 million for the three months ended June 30, 2011, accounting for 2.64% of total gross profit, compared to $0.28 million, accounting for 14.79% of total gross profit, in the same period of 2010.

	For the 3 months ended June 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.40	100%	1.91	100%	26.08%
Connection	2.34	97.36%	1.62	85.21%	44.06%
Gas	0.06	2.64%	0.28	14.79%	-77.49%

Gross margin during the three months ended June 30, 2011 was 30.51%, compared to 32.21% during the same period in 2010.

Gross margin for connection fees for the three months ended June 30, 2011 was 72.10%, compared to 77.98% in the same period of 2010. The increase in the cost of connection fees contributed to the decrease of gross margin.

Gross margin for sales of natural gas was 1.4% for the three months ended June 30, 2011, compared to 7.35% during the same period of 2010. The decrease was primarily due to the increase of delivery costs for the three months ended June 30, 2011, compared with the same period of last year.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended June 30, 2011 were $1. 45 million and approximately 18.43% of net revenues, compared with $1.01 million, or 17.06%, of net revenues in the same period of 2010. We incurred approximately $0.28 million in professional service fees, including legal, assessment, advisory and credit guarantee during the three months ended June 30, 2011.

Operating Income

The operating income for the three months ended June 30, 2011 was $0.95 million, representing an increase of 6.1%, compared to the operating income of $0.90 million for the same period of 2010. This increase was due to the increase in revenue during the three months ended June 30, 2011.

Other Income (Expense)

Other Income was $0.57 million for the three months ended June 30, 2011, compared with other expense of $0.83 million for the same period of 2010. Other income was mainly attributable to the $1.12 million gain on disposal of property and equipment of three discontinued operations, and also to the decrease of the non-cash flow amortization costs of convertible bonds.

Income tax

Income tax was $0.32 million for the three months ended June 30, 2011, compared to $0.20 million for the same period of 2010.

Net Income

Net income for the three months ended June 30, 2011 was $1.31 million, compared with net loss of $0.14 million for the same period of 2010. Due to the increase in sales and improvement of gross margin from both connection fee revenue and gas sales, gross profit improved 26.08% to $2.40 million compared to the gross profit of $1.91 million for the same period of 2010. Higher gross profit together with the gain on disposal of property and equipment were able to offset the increase of cost of revenue and the increase of SG&A expenses in this quarter.

Liquidity and Capital Resources

Cash and cash equivalents were $5.86 million as of June 30, 2011, representing an increase of $2.27 million as compared to $3.58 million of cash and cash equivalents as of December 31, 2010.

Cash used in operating activities for the three months ended June 30, 2011 was $2.14 million, representing an increase of $0.89 million from $1.26 million used during the same period of 2010. Such increase was mainly due to the increase in net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the three months ended June 30, 2011 was $1.92 million, representing a decrease of $0.79 million from $2.71 million during the same period of 2010. Such decease was mainly due to the proceeds from disposal of discontinued operations that were able to offset the constructions in progress and purchases of property, plant and equipment.

Cash sourced in financing activities for the three months ended June 30, 2011 was $3.14 million, representing an increase of $3.10 million from $0.05 million during the same period of 2010.

Accounts Receivable

Accounts receivable as of June 30, 2011 were $12.91 million, representing an increase of $3.41 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable as of June 30, 2011 were $0.20 million, representing a decrease of $0.03 million from $0.23 million as of December 31, 2010.

Inventory

Inventory of $0.75 million as of June 30, 2011 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2011 were $55.44 million, representing an increase of $0.27 million from $55.17 million as of December 31, 2010. The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$44,557,695	$44,512,342
Motor Vehicles	6,195,361	6,067,524
Machinery & Equipment	1,527,796	1,542,016
Buildings	2,331,987	2,316,729
Leasehold Improvements	556,866	475,099
Office Equipment	267,571	256,419
Less Accumulated depreciation	(5,948,814)	(5,241,647)
	$49,488,462	$49,928,482

Bank Loans

Short-term bank loans as of June 30, 2011 were $12.53 million, an increase of $4.67 million compared to that as of December 31, 2010.

Long-term bank loans as of June 30, 2011 were $3.09 million.

Accounts Payables

Accounts payables as of June 30, 2011 was $12.09 million, representing an increase of $0.98 million from that as of December 31, 2010.

Other Payables

Other payables - current as of June 30, 2011 were $3.48 million, representing a decrease of $0.21 million from that as of December 31, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the six months ended June 30, 2011, our net revenues were $15,861,422, representing an increase of 23.2% from the same period of last year, and gross profit was $4,823,378, representing an increase of 19.7% from the same period of   last year. During the six months ended June 30, 2011, our operating income was $1,559,170, representing a decrease of 15.42% from the same period of 2010.

	For the 6 months ended June 30,
	2011	2010	Change
	US$	US$	%
Net Revenues	15,861,422	12,873,879	23.20%
Gross Profit	4,823,378	4,030,399	19.67%
Operating Income	1,559,170	1,843,366	-15.42%
Net Income	1,420,927	-349,188	506.92%
Gross Margin	30.4%	31.31%
Net Margin	8.96%	-2.71%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the six months ended June 30, 2011 were $15,861,422, representing an increase of 23.2%, compared to $12,873,879, for the same period in 2010. The increase was due to the healthy growth in both connection fees and gas sales. During this period, we connected 16,333 new residential households to our gas distribution network, resulting in total connection fees of $6,040,409. Gas sales during the same period were $9,821,013. In comparison, we connected 13,694 new residential households to our gas distribution network in the same period of 2010, resulting in total connection fees of $4,828,051. Gas sales during the period were $8,045,828.

	For the 6 months ended June 30,
	2011		2010		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	15.86	100%	12.87	100%	23.2%
Connection Fees	6.04	38%	4.83	38%	25.1%
Gas Sales	9.82	62%	8.05	62%	22.1%

Our net revenues for the six months ended June 30, 2011 increased by 23.2%, resulting from the following two factors:

1. The increase in connection fees from mostly residential customers. There was a 25.1% increase in connection fees during the first half of 2011, compared to the same period of last year.

2. The Increase in gas sales from both industrial and residential customers. There was a 22.1% increase in gas sales during the first half of 2011, compared to the same period of last year.

Connection Fees

Connection fees during the six months ended June 30, 2011 were $6.04 million, representing an increase of 25.1% over the same period of 2010, accounting for 38% of the total net revenue. With regard to the source of connection fees, all of the connection fees came from the development of new residential users.

	For the 6 months ended June 30,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	6.04	100%	4.83	100%	25.1%
Residential Users	6.04	100%	4.83	99.94%	25.2%

Gas Sales

Gas sales were $9.82 million during the six months ended June 30, 2011, accounting for 62% of total net revenue in 2011, representing an increase of 22.1% over the same period of last year. During the six months ended June 30, 2011, gas sales to residential users increased 20.2% from $4.54 million in the same period of 2010 to $5.46 million in 2011. During the six months ended June 30, 2011, gas sales to industrial and commercial users increased 24.6%, from $3.50 million in the same period of 2010 to $4.36 million in 2011.

	For the 6 months ended June 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	9.82	100%	8.05	100%	22.1%
Residential Users	5.46	56%	4.54	56%	20.2%
Industrial and Commercial Users	4.36	44%	3.50	44%	24.6%

Cost of Revenues

Cost of revenues for the six months ended June 30, 2011, which includes cost of connections and cost of gas sales, was $11.04 million, an increase of 24.8%, from $8.84 million in the same period of 2010.

	For the 6 months ended June 30
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	11.04	100%	8.84	100%	24.8%
Connection Cost	1.53	14%	1.23	14%	24.2%
Gas Cost	9.51	86%	7.61	86%	24.9%

Cost of Connections

Cost of connections increased 24.2% to $1.53 million during the six months ended June 30, 2011 from $1.23 million for the same period in 2010. During the first half of last year 2011, we incurred higher cost of raw materials, parts, and installation and maintenance fees.

Cost of connections includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 24.9% to $9.51 million during the six months ended June 30, 2011 from the same period in 2010, when it was $7.61 million.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery trucks.

Gross Profit

During the six months ended June 30, 2011, gross profit was $4.82 million, an increase of approximately 19.7% from the same period of 2010. Gross profit from connection fees was $4.51 million for the six months of 2011, accounting for 94% of total gross profit. In comparison, gross profit from connection fees was $3.60 million for the six months of 2010, accounting for 89% of total gross profit. Gross profit from gas sales was $0.31 million, accounting for 6% of total gross profit, compared to $0.43 million, 11% of total gross profit in the same period of 2010.

	For the 6 months ended June 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	4.82	100%	4.03	100%	19.7%
Connection	4.51	94%	3.60	89%	25.4%
Gas	0.31	6%	0.43	11%	-28.4%

Gross margin during six months ended June 30, 2011 was 30.4%, compared to 31.31% during the same period in 2010.

Gross margin for connection fees for the six months ended June 30, 2011 was 74.7%, compared to 74.55% during the same period of 2010.

Gross margin for sales of natural gas was 3.1% for the six months ended June 30, 2011, compared to 5.36% during the same period of 2010. The decrease was due to the higher delivery cost for the natural gas for the six months ended June 30, 2011 compared to the same period of last year.

Selling and Marketing Expenses

Our selling and marketing expenses in the six months ended June 30, 2011 were $ 1. 08 million, or approximately 6.8% of our net revenues, compared with $ 0.58 million, or approximately 4.52 % of net revenues for the same period in 2010.

General and Administrative Expenses and other expenses

General and administrative expenses were $2.19 million for the six months ended June 30, 2011, or approximately 13.78% of our net revenues, compared with $1.61 million, or approximately 12.47% of net revenues for the same period in 2010.

Operating Income

The operating income for the six months ended June 30, 2011 was $1.56 million, representing a decrease of 15.42%, compared to the operating income of $1.84 million in 2010.

Other Income (Expense)

Other Income was $0.11 million for the six months ended June 30, 2011, compared with Other Expense of $1.75 million for the same period of 2010. The significant increase was due to gain on the disposal of property and equipment of from three of our projects, Jinzhou Gas, Shenzhou Gas and Xinji Gas respectively (the “Projects”), and also to the lower non-cash flow amortization costs of convertible bonds and interest expense of convertible bonds.

Income tax

Income tax was $0.35 million for the six months ended June 30, 2011, compared to $0.44 million in 2010.

Net Income

Net income in the six months ended June 30, 2011 was $1.42 million, compared with net loss of $0.35 million in the same period in 2010.  This result was driven by the increase in revenue, higher gross margin, and the gain on disposal of property and equipment of the Projects.

Liquidity and Capital Resources

Cash and cash equivalents were $5.86 million as of June 30, 2011, an increase of $2.27 million as compared to $3.58 million of cash and cash equivalents as of Dec. 31, 2010.

Cash sourced in operating activities for the six months ended June 30, 2011 was $1.45 million, compared with cash used in operating activities $1.67 million during the same period of 2010.

Cash used in investing activities for the six months ended June 30, 2011 was $3.99 million, a decrease of $0.32 million from $4.31 million during the same period of 2010. Such increase was mainly due to the increase of property, plant & equipment, and construction in progress, and, due to the proceeds from disposal of discontinued operations.

Cash sourced in financing activities for the six months ended June 30, 2011 was $4.74 million compared with $2.24 million in the same period of last year.

Accounts Receivable

Accounts receivable as of June 30, 2011 were $12.91 million, an increase of $3.41 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable as of June 30, 2011 were 0.20 million.

Fixed Assets

Fixed Assets as of June 30, 2011 were $55.44 million, representing an increase of $0.27 million from $55.17 million as of December 31, 2010.  The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$44,557,695	$44,512,342
Motor Vehicles	6,195,361	6,067,524
Machinery & Equipment	1,527,796	1,542,016
Buildings	2,331,987	2,316,729
Leasehold Improvements	556,866	475,099
Office Equipment	267,571	256,419
Less Accumulated depreciation	(5,948,814)	(5,241,647)
	$49,488,462	$49,928,482

Bank Loans

Short-term Bank loans as of June 30, 2011 were $12.53 million, compared to $7.86 million as of December 31, 2010.
Long-term Bank loans as of June 30, 2011 were $3.09 million, an increase of $0.07 million compared to $3.02 million as of December 31, 2010.
For more information concerning bank loans see Note 9 to the financial statements of the Company included herein.

Accounts Payables

Accounts payables as of June 30, 2011 was $12.09 million, an increase of $0.98 million from that as of December 31, 2010.

Other Payables

Other payables - current as of June 30, 2011 were $3.48 million, a decrease of $0.21 million from that as of December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)