Form 10-Q/A
period 2011-06-30
Sino Gas International Holdings, Inc.
filed 2011-09-01
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Sino Gas International Holdings, Inc.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Sino Gas International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and relates notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit Number:	Description
31.1**	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following materials from Sino Gas International Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

** These exhibits were previously included or incorporated by reference in Sino Gas International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 31, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 31, 2011	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)