Form 10-Q
period 2011-09-30
Sino Gas International Holdings, Inc.
filed 2011-11-14
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of September 30, 2011, the Registrant had 27,317,867 shares of common stock outstanding.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“SGAS,” the “Company,” “we,” “our,” or “us” are references to Sino Gas International Holdings, Inc and its subsidiaries, unless the context indicates otherwise.

“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.

“RMB” means Renminbi, the legal currency of China.

“China” or the “PRC” are references to the People’s Republic of China.

“U.S.” is a reference to the United States of America.

“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

Sino Gas International Holdings, Inc.

Table of Contents

		Page
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	(Removed and Reserved)	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

2

Sino Gas International Holdings, Inc.

Content	Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 38

3

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

September 30, 2011 and December 31, 2010

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page
Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 38

To:	The Board of Directors and Stockholders of Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and nine months periods ended September 30, 2011 and 2010. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
November 10, 2011	Certified Public Accountants

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
 (Stated in US Dollars)

	Notes	9/30/2011	12/31/2010
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$6,097,173	$3,582,330
Notes receivable		899,778	226,867
Accounts receivable	2(f),3	13,469,334	9,504,229
Other receivables		2,568,838	1,127,981
Related party receivable	4	421,755	408,361
Inventory		710,083	482,594
Advance to suppliers	2(g)	3,717,460	3,621,147
Prepaid expenses and taxes		540,985	264,481
Total Current Assets		28,425,406	19,217,990

Non-Current Assets
Investment	2(h),4	16,142,307	12,794,384
Property, plant & equipment, net	2(j),6	49,025,750	49,928,482
Construction in progress	2(m)	24,311,545	19,336,428
Intangible assets, net	2(k),8	467,229	533,730
Goodwill	2(l),7	1,677,975	1,677,975
Deposit		855,509	1,239,548
Total Non-current Assets		92,480,315	85,510,547

Total Assets		$120,905,721	$104,728,537

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	9	$17,338,873	$7,864,727
Accounts payable		11,404,646	11,105,790
Other payables - current portion	10(a)	4,585,193	3,691,923
Accrued liabilities		2,912,916	1,635,217
Unearned revenue	2(n)	-	106,868
Total Current Liabilities		36,241,628	24,404,525

Non-current Liabilities
Long-term bank loans	9	3,124,121	3,024,895
Convertible Bonds	11	6,051,594	5,641,117
Other payables - non-current portion	10(b)	1,920,496	1,859,499
Total Non-current Liabilities		11,096,211	10,525,511

Total Liabilities		$47,337,839	$34,930,036

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
 (Stated in US Dollars)

	Notes	9/30/2011	12/31/2010
STOCKHOLDERS’ EQUITY
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,590,094 shares issued and outstanding as of September 30, 2011 and December 31, 2010	10	$4,590	$4,590
Additional paid in capital - Preferred Stock B		5,335,894	5,335,894
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and outstanding as of September 30, 2011 and December 31, 2010	10	95	95
Additional paid in capital - Preferred Stock B-1		132,662	132,662
Common Stock US$0.001 par value; 250,000,000 shares authorized; 27,317,867 and 27,156,617 shares issued and outstanding as of September 30, 2011 and December 31, 2010	10	27,317	27,156
Additional paid in capital - Common Stock		24,391,903	23,933,033

Additional paid in capital - Warrants Series: A, B, J, C, D		-	311,110
Additional paid in capital - Warrants Series: E, G		-	47,946
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		8,094,814	8,094,814

Statutory reserve	2(w)	5,567,606	4,819,762
Retained earnings		20,975,984	17,977,181
Minority Interest		889,530	1,004,500
Accumulated other comprehensive income	2(x)	7,924,120	7,886,391
Total Stockholders’ Equity		73,567,882	69,798,501

Total Liabilities & Stockholders’ Equity		$120,905,721	$104,728,537

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and nine months ended September 30, 2011 and 2010
 (Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Sales revenue	2(p)	$13,603,978	$8,097,341	$29,465,400	$20,971,220
Cost of revenue		7,106,537	4,923,438	18,144,581	13,766,918
Gross Profit		6,497,441	3,173,903	11,320,819	7,204,302

Operating Expense
Selling expense		612,231	567,781	1,690,383	1,149,685
General and administrative expense		1,225,660	749,396	3,411,716	2,354,525
Total operating expense		1,837,891	1,317,177	5,102,099	3,504,210

Operating Income		4,659,550	1,856,726	6,218,720	3,700,092

Other Income/(Expense)
Gain on disposal of property and equipment		-	-	1,115,903	-
Other income		108,353	2,099	108,697	12,394
Other expense		(178,031)	(4,589)	(225,251)	(26,087)
Impairment loss		(787,255)	-	(787,255)	-
Interest income		12,567	3,011	18,095	12,050
Interest expense		(654,552)	(436,223)	(1,617,961)	(2,182,773)
Total other income/(expense)		(1,498,918)	(435,702)	(1,387,772)	(2,184,416)

Income before tax		3,160,632	1,421,024	4,830,948	1,515,676

Income tax	2(r),12	(949,881)	(395,166)	(1,304,364)	(839,007)

Gain/(Loss) from discontinued operations, net of tax		-	(439)	105,093	(439)

Net income		$2,210,751	$1,025,418	$3,631,677	$676,230

Net income (loss) attributable to:
- Common stockholders		$2,289,990	$1,025,418	$3,746,647	$676,230
- Non-controlling interest		$(79,239)	$-	$(114,970)	$-

Earnings per share	2(z),13
Basic		$0.08	$0.04	$0.14	$0.03
Diluted		$0.06	$0.04	$0.13	$0.03

Weighted Average Shares Outstanding
Basic		27,295,477	27,090,770	27,203,800	26,899,913
Diluted		41,229,064	36,514,909	36,466,688	26,899,913

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(170,742)	(171)	(198,484)	-	-	-	170,742	171	198,484
Reversal of conversion	180,997	181	210,406	-	-	-	(180,997)	(181)	(210,406)
Conversion of Convertible Bonds	-	-	-	-	-	-	322,581	322	199,678
Shares Based Compensation	-	-	-	-	-	-	75,000	75	35,925
Cancellation of Common Stock	-	-	-	-	-	-	(22)	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	995,500
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2010	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	161,250	161	99,814
Appropriation of loss to minority interest	-	-	-	-	-	-	-	-	-
Expiration of Warrants	-	-	-	-	-	-	-	-	359,056
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at September 30, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,317,867	27,317	24,391,903

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	4,041,663	-	-	4,041,663
Conversion of Preferred Stock B	-	-	-	-	-	-	-	-	-	-
Reversal of Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	200,000
Shares Based Compensation	-	-	-	-	-	-	-	-	-	36,000
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	(107,652)	-	-	-	-	-	-	-
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	1,004,500	-	2,000,000
Appropriation of Retained Earnings	-	-	-	-	-	207,571	(207,571)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	160,508	160,508
Balance at December 31, 2010	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501

Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501
Net Income	-	-	-	-	-	-	3,631,677	-	-	3,631,677
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	99,975
Appropriation of loss to minority interest	-	-	-	-	-	-	114,970	(114,970)	-	-
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	747,844	(747,844)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	37,729	37,729
Balance at September 30, 2011	-	-	-	223,367	8,094,814	5,567,606	20,975,984	889,530	7,924,120	73,567,882

	12/31/2010	9/30/2011	Total
Comprehensive Income
Net Income	$4,041,663	$3,631,677	$7,673,340
Other Comprehensive Income
Foreign Currency Translation Adjustment	160,508	37,729	198,237
Total	$4,202,171	$3,669,406	$7,871,577

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Cash Flows from Operating Activities
Net Income	$2,210,751	$1,025,418	$3,631,677	$676,230
Shares base compensation	-	26,000	-	26,000
Bad debt provision	5,648	-	40,052	-
Depreciation expense	306,739	482,168	1,013,906	1,204,262
Amortization expense of intangible assets	6,225	12,468	48,718	29,333
Amortization expense of convertible bonds	178,293	147,449	510,452	1,357,398
Loss/(gain) from discontinued operation	-	439	-	439
Loss/(gain) on disposal of property and equipment	-	-	(1,115,903)	-
Impairment loss	787,255	-	787,255	-
Withdraw/(deposit) in restricted time deposits	-	-	-	126,400
Decrease/(increase) in accounts and other receivables	(2,237,386)	(1,086,267)	(6,118,924)	(1,646,425)
Decrease/(increase) in inventory	41,654	(584,044)	(227,490)	(698,110)
Decrease/(increase) in prepaid expenses	(477,658)	(860,233)	(372,816)	(561,098)
Decrease/(increase) in related party receivable	(4,059)	-	(13,396)	-
Increase/(decrease) in accounts and other payables	750,023	609,493	2,423,955	(2,407,708)
Cash Sourced/(Used) in Operating Activities of Continued Operation	1,567,485	(227,111)	607,486	(1,893,279)
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	-	181,859	-
Cash Sourced/(Used) in Operating Activities	1,567,485	(227,111)	789,345	(1,893,279)

Cash Flows from Investing Activities
Decrease in deposit	248,959	-	384,038	-
Proceeds from disposal of discontinued operation	-	74	4,504,950	74
Increase of investment in equity	(2,748,437)	(116,998)	(3,347,923)	(146,534)
Purchase of property, plant & equipment	(631,282)	(921,616)	(4,161,628)	(2,750,548)
Increase of goodwill		(39,105)	-	(39,105)
Decrease/(increase) in intangible assets	29,189	(16,312)	17,783	(20,876)
Increase in construction in progress	(3,026,637)	(2,623,722)	(4,975,117)	(5,073,038)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(6,128,208)	(3,717,679)	(7,577,897)	(8,030,027)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	-	(307,707)	-
Cash Sourced/(Used) in Investing Activities	(6,128,208)	(3,717,679)	(7,885,604)	(8,030,027)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	4,837,995	193,840	9,573,373	2,436,870
Cash Sourced/(Used) in Financing Activities	4,837,995	193,840	9,573,373	2,436,870

Net increase in cash & cash equivalents for the periods	277,272	(3,750,950)	2,477,114	(7,486,436)
Effect of currency translation	(36,456)	1,098,954	37,729	1,374,260
Cash & cash equivalents at the beginning of periods	5,856,357	6,360,710	3,582,330	9,820,890
Cash & cash equivalents at the end of periods	$6,097,173	$3,708,714	$6,097,173	$3,708,714

Supplementary cash flows information
Interest received	$12,567	$3,011	$18,095	$12,050
Interest paid	772,411	290,107	1,724,829	826,708
Income tax paid	$282,695	$395,166	$995,356	$839,007

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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
As of September 30, 2011 and December 31, 2010
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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2011:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	95	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	90	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	95	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	95	RMB 2,000,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Sishui Weiye Gas Co., Ltd.	PRC	12/22/2004	100	95	RMB 3,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	85	RMB 1,000,000
Peixian Weiye Gas Co., Ltd.	PRC	8/22/2005	100	90	RMB 45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	95	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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

At September 30, 2011, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the three months ended September 30, 2011.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

Level 1 – inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Level 2 – observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At September 30,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$6,097,173	$-	$-	$6,097,173
Notes receivable	899,778	-	-	899,778
Total financial assets	$6,996,951	$-	$-	$6,996,951

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2010:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$3,582,330	$-	$-	$3,582,330
Restricted cash	226,867	-	-	226,867
Total financial assets	$3,809,197	$-	$-	$3,809,197

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

(p)	Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	9/30/2011	12/31/2010
Years end RMB : US$ exchange rate	6.4018	6.6118
Average yearly RMB : US$ exchange rate	6.5060	6.7788

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets, whether it is more likely than not that these items will expire either before the Company is able to realize that tax benefit, or that future realization is uncertain.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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

•
Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the nine months ended September 30, 2011.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

•	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential harm to employees, equipment, and the local environment.

•	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

•	Environmental risks

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

As stipulated by the Company Law of the People's Republic of China as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

(y)	Recent Accounting Pronouncements

No New Pronouncement issued since FASB issued in October 2009 ASU No. 2009-13 “Revenue Recognition (Topic 605)” that management adopted on January 1, 2011.

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

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has identified no subsequent events that would require disclosure to the consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

For natural gas sales, it is due when the gas is sold. Most residential customers settle their accounts via prepayments with debit cards, while industrial customers are billed and pay according to the contract terms ranging from 10 days to one month.

For construction projects, connection fees are generally collected in installments. First deposits of 30% of the total contract sum are received from the client when the project commences. A second payment of 30% is received at a milestone set out in the contracts. A third payment of 30% is received after construction is completed. The remaining 10% is typically held back by the client and acts as a warranty on the quality of the project. The retained money is usually received by the company after the 1 year warranty period.

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at September 30, 2011 and December 31 2010 were 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	9/30/2011	12/31/2010
Accounts receivable	$13,605,388	$9,600,231
Less: Allowance for bad debt	(136,054)	(96,002)
Accounts receivable, net	$13,469,334	$9,504,229

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Allowance for Bad Debt
	9/30/2011	12/31/2010
Beginning balance	$(96,002)	$(50,875)
Allowance provided	(40,052)	(45,127)
Charge against allowance	-	-
Reversals	-	-
Ending balance	$(136,054)	$(96,002)

Accounts Receivable Aging Analysis
	9/30/2011	12/31/2010
<30 Days	$4,913,110	$4,894,088
30-60 Days	1,341,416	1,050,245
60-90 Days	1,841,646	111,355
90-180 Days	796,432	2,265,088
180-360 Days	1,359,767	230,684
>360 Days	3,353,016	1,048,771
Total	$13,605,388	$9,600,231

4.	RELATED PARTY RECEIVABLE

A related party receivable of $421,755 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $421,755 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

5.	INVESTMENT

Ref.		9/30/2011	12/31/2010
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$6,252,827	$6,054,228
(2)	Qujing City Fuel Gas Co., Ltd.	5,830,531	3,490,726
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,027,708	3,219,181
(4)	China Construction Bank	31,241	30,249
	Total	$16,142,307	$12,794,384

(1)
The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $6,192,659 investment as of September 30, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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

(2)
Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, among with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of 39% equity interest in Qujing Gas.

After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital. On December 28, 2010, Gas Construction invested an additional $1,525,000 into Qujing Gas. The $5,830,531 investment as of September 30, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
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

(3)
On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of September 30, 2011, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,027,708 for Tongshan Gas were classified as investment as of that date.

(4)
The Company purchased $31,241 (RMB 200,000) long-term fund with China Construction Bank in the effort to maintain favorable relationship and enhance further credit facility. (Refer to Note 9 for disclosure of bank loans with China Construction Bank)

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of September 30, 2011 and December 31, 2010:

9/30/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$44,398,037	$3,070,592	$41,327,445
Motor Vehicles	5,974,133	2,029,160	3,944,973
Machinery & Equipment	1,530,990	399,965	1,131,025
Buildings	2,331,684	381,535	1,950,149
Leasehold Improvements	557,526	78,087	479,439
Office Equipment	488,933	296,214	192,719
Total	$55,281,303	$6,255,553	$49,025,750

12/31/2010	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$44,512,342	$2,563,156	$41,949,186
Motor Vehicles	6,067,524	1,873,107	4,194,417
Machinery & Equipment	1,542,016	347,088	1,194,928
Buildings	2,316,729	271,630	2,045,099
Leasehold Improvements	475,099	69,242	405,857
Office Equipment	256,419	117,424	138,995
Total	$55,170,129	$5,241,647	$49,928,482

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the nine months ended September 30, 2011 and 2010 were $1,013,906 and $1,204,262, respectively.

7.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of September 30, 2011 and December 31, 2010.

	9/30/2011	12/31/2010
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

8.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2011 and December 31, 2010:

9/30/2011	At Cost	Accumulated Amortization	Net
Land Use rights	$491,481	$81,267	$410,214
Franchises	390,515	390,515	-
Accounting Software	103,851	46,836	57,015
	$985,847	$518,618	$467,229

12/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$559,082	$69,649	$489,433
Franchises	405,214	372,035	33,179
Accounting Software	39,334	28,216	11,118
	$1,003,630	$469,900	$533,730

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the nine months ended September 30, 2011 and 2010 were $48,718 and $29,333 respectively.

9.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2011	12/31/2010
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2011	6.67%	$1,093,442	$1,058,713
Bank of Dalian - Beijing Branch	12/14/2011	4.63%	4,686,182	4,537,343
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	2,343,091	2,268,671
Bank of China - Huanghe Boulevard Branch	01/31/2012	6.391%	1,562,061	-
China Construction Bank - Baishan Chengqu Branch	06/02/2012	8.20%	1,405,855	-
China Merchants Bank - Beijing Shouti Branch	06/28/2011	7.57%	1,562,061	-
Peixian Rural Credit Union	07/21/2012	10.08%	4,686,182	-
Total			$17,338,873	$7,864,727

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

2)
The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)
The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by China Construction Bank was secured by the Company’s real estate and vehicles.

5)
The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Peixian Rural Credit Union was secured by Beijing Zhong Ran Weiye Gas Co., Ltd.

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2011	12/31/2010
China Development Bank - Beijing Branch	12/24/2012	5.40%	$3,124,121	$3,024,895
Total			$3,124,121	$3,024,895

1)
The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (“Guarantor”). Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, to the guarantor, and was required to pay 2% of the outstanding loans as financial service fee to the guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from guarantor was chosen as a financing solution.

10.	OTHER PAYABLES

(a).	Current other payables consisted of the following at September 30, 2011 and December 31, 2010:-

Ref.		9/30/2011	12/31/2010
(1)	Amount due to Employees	$439,480	$954,455
(2)	Tax Payable	931,319	692,861
(3)	Payables to Subcontractors	3,214,394	2,044,607
	Total	$4,585,193	$3,691,923

(1).
Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

(3).	Payables to subcontractors are unbilled liabilities.

(b)	Non-current other payables at September 30, 2011 and December 31, 2010:

Ref.		9/30/2011	12/31/2010
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,920,496	$1,859,499
	Total	$1,920,496	$1,859,499

(1).	The outstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

11.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$5,349,982 Convertible Bond with 3,451,601 Detachable Warrants

On November 30, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $5,349,982 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 8,629,003 shares of the Company’s common stock and (ii) 3,451,601 warrants to purchase an aggregate of 3,451,601 shares of the Company’s common stock, which will expire in November 30, 2012 (both the “Bonds” and “Warrants”).

(b)	$692,984 Convertible Bond with 447,086 Detachable Warrants

On December 23, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $692,984 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.62 to purchase an aggregate of 1,117,716 shares of the Company’s common stock and (ii) 447,086 warrants to purchase an aggregate of 447,086 shares of the Company’s common stock, which will expire in December 23, 2012 (both the “Bonds” and “Warrants”).

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance date.

The convertible bonds payable, net consisted of the followings:-

		9/30/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	97,413	22,718	120,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	274,231	46,738	320,969
(8)	Accretion of Interest Discount - Redemption	611,587	74,431	686,018
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$5,350,522	$701,072	$6,051,594

		12/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	53,545	12,034	65,579
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	150,735	24,758	175,493
(8)	Accretion of Interest Discount - Redemption	336,168	39,426	375,594
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,007,714	$633,403	$5,641,117

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

(3)	Because the conversion price of bonds is $0.62, which is lower than the fair market value of common stock on the date of issuance, the beneficial conversion feature was applied.

(4)	The issuance cost consisted of a commission to the placement agent and legal expenses.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

(5)	The interest discount of warrants was amortized over the whole period applying the effective annual interest rate.

(6)
The bonds were convertible at the option of the holders into shares of common stock. However, because Rule 144 of the Securities Act of 1933, as amended, requires a minimum holding period of six months before resale, the beneficial conversion feature was amortized over a six month period.

(7)	The debt issuance cost was amortized over a 36 month period applying the effective annual interest rate.

(8)	Based on a 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds respectively.

(9)	Principal of $299,975 has been converted into 483,831 shares common stock.

Included in interest expense of $1,617,961, was $362,578 of convertible bonds coupon expense, $510,451 of non-cash flow amortization expense of convertible bonds, and $744,931 of bank loan interest expense.

12.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 27,317,867 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized of which no shares is issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized of which 4,590,094 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized of which 95,418 shares are issued and outstanding.

The following is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by its Articles of Incorporation, as amended and corrected, certificates of designations for the series A, series B, and series B-1 convertible preferred stock, its by-laws and by the applicable provisions of Utah law.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, with a par value of $0.001. There are 27,317,867 shares of common stock issued and outstanding at September 30, 2011. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Preferred Stock

In addition to the 250,000,000 shares of common stock, the Company is authorized to issue 100,000,000 shares of preferred stock, with a par value of $0.001 per share. Shares of preferred stock may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the board of directors prior to the issuance.

On August 30, 2006, the Company’s board of directors designated 20,000,000 shares of its preferred stock as series A convertible preferred stock and 5,000,000 shares of its preferred stock as series B convertible preferred stock. On August 31, 2006, the Company filed certificates of designations for the series A and series B convertible preferred stock with the Office of the Secretary of State of Utah. On September 6, 2006, the board of directors amended the designations of the Series B convertible preferred stock and the Company filed an amended certificate of designations for the Series B convertible preferred stock with the Office of the Secretary of State of Utah. The board of directors created the series A convertible preferred stock to allow the Company to consummate the share exchange transaction with the Gas (BVI) shareholders and the series B convertible preferred stock in connection with its private financing transactions. Each of the shares of series A convertible preferred stock were automatically converted into one share of the Company’s common stock upon the effectiveness of its reverse stock-split on November 17, 2006. Each share of the series B convertible preferred stock became convertible into common stock, at the option of its holder after the 304.44-for-1 reverse stock-split, based on the then applicable conversion rate, which was initially one share of series B convertible preferred stock for one share of common stock.

On September 12, 2007, the Company’s board of directors designated 3,000,000 shares of its preferred stock as series B-1 convertible preferred stock with the same right and privileges as the series B convertible preferred stock.

Financing Transactions

The tabulation below presents the financial transactions that occurred in 2006 and 2007:

	Financial Transactions
	9/7/2006	10/20/2006	5/15/2007	9/7/2007
Gross proceeds	$6,876,800	$2,404,800	$3,000,000	$18,766,700
Used to Purchase Shell	(675,000)	-	-	-
Commissions to Placement Agent	(673,786)	(235,000)	(265,867)	(1,241,805)
Legal & Related Expenses	(426,978)	(10,000)	(146,374)	(232,028)
Used to Purchase Back Warrants A & B	-	-	-	(3,500,000)
Net proceeds	$5,101,036	$2,159,800	$2,587,759	$13,792,867

The following table depicts the Company’s outstanding securities as of September 30, 2011:

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	27,317,867
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	4,590,094
Convertible Preferred Stock B-1	3,000,000	95,418

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	5.3M CB Warrants	692K CB Warrants
Weighted average fair value	$0.05	$0.11
Strike price	$0.744	$0.744
Risk-free interest rate	1.12%	1.51%
Expected volatility	12.84%	12.84%
Years to maturity	3.00	3.00

Since there is no net cash settlement arrangement for the warrants, they should be classified as an equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value should not be recognized.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Total Capitalization

The following table depicts an analysis of total capitalization for the issuance of Preferred Stock B, Preferred Stock B-1, Common Stock, and the related additional Paid in Capital at September 30, 2011:

	Preferred Stock B		Preferred Stock B-1		Common Stock
Name of Shareholders	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Number of Shares outstanding	Capital	Additional Paid in Capital	% of Equity Holdings
Manager / Insider	-	$-	-	$-	12,653,661	$12,653	$4,064,862	46%
Investors	4,590,094	4,590	95,418	95	14,664,206	14,664	26,018,964	54%
Beneficial Conversion Feature	-	-	-	-	-	-	8,094,814	-
	4,590,094	$4,590	95,418	$95	27,317,867	$27,317	$38,178,640	100%

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

13.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the nine months ended September 30, 2011 and 2010:

Description	September 30, 2011	September 30, 2010
Income (loss) before taxes:-
US Federal	$(1,166,775)	$(2,051,379)
State	-	-
BVI	(234,774)	(214,268)
PRC	6,232,497	3,781,323
Total income before taxes	$4,830,948	1,515,676

Provision for taxes:-
Current:
U.S. Federal	$-	$-
State	-	-
HK	-	-
PRC	1,304,364	839,007
	$1,304,364	$839,007
Deferred:
U.S. Federal	-	-
State	-	-
HK	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	$1,304,364	$839,007

Effective tax rate	27.00%	55.36%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 are shown in the following table:

	September 30, 2011	September 30, 2010
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Tax holiday	-	-
Accruals in foreign jurisdictions	2.00%	30.36%
Effective tax rate	27.00%	55.36%

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

14.	SEGMENT INFORMATION

The Company has contracted with customers usually in two revenue segments, one is for the construction and installation of gas facilities and the other is for the subsequent sales of natural gas to the customers through the gas facilities the Company constructs. However, construction and installation contracts and gas supply contracts have different terms for the basis of revenue recognition and differ from one another in terms of the relevant cost-and-revenue to be recognized and hence separate calculations and subsequent payments of fees for each segment occur without any interdependence on one another.

For management purposes, the company is currently organized into two major operating divisions: (a) sales of natural gas and (b) installation of gas facilities/construction. These principal operating activities are the basis on which the Company reports its primary segment information.

Financial Position Segment Report
As of September 30, 2011

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$16,410,193	$11,732,247	$282,966	$28,425,406
Non-Current Assets	36,123,259	50,526,526	5,830,530	92,480,315
Total Assets	52,533,452	62,258,773	6,113,496	120,905,721

Liabilities
Current Liabilities	1,993,847	34,247,781	-	36,241,628
Non-current Liabilities	610,462	10,485,749	-	11,096,211
Total Liabilities	2,604,309	44,733,530	-	47,337,839

Net Assets	49,929,143	17,525,243	6,113,496	73,567,882

Liabilities & Equities	$52,533,452	$62,258,773	$6,113,496	120,905,721

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Operation Result Segment Report
For the nine months ended September 30, 2011

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$24,259,659	$17,344,117	$(12,138,376)	$29,465,400
Cost of Revenue	(23,636,840)	(6,646,117)	12,138,376	(18,144,581)
Gross Profit	622,819	10,698,000	-	11,320,819

Operating Expense	(251,493)	(4,319,833)	(530,773)	(5,102,099)
Operating Income/(Loss)	371,326	6,378,167	(530,773)	6,218,720

Other Income/(Loss)	(76,349)	(1,556,548)	245,125	(1,387,772)
Earnings before tax	294,977	4,821,619	(285,648)	4,830,948

Income tax	(75,198)	(1,229,166)	-	(1,304,364)
Gain/(loss) from discontinued operation, net of tax	-	-	105,093	105,093

Net Income	$219,779	$3,592,453	$(180,555)	$3,631,677

Financial Position Segment Report
As of December 31, 2010
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,911,426	$6,825,815	$1,480,749	$19,217,990
Non-Current Assets	31,563,653	50,456,168	3,490,726	85,510,547
Total Assets	42,475,079	57,281,983	4,971,475	104,728,537

Liabilities
Current Liabilities	3,202,219	21,202,306	-	24,404,525
Non-current Liabilities	1,381,096	9,144,415	-	10,525,511
Total Liabilities	4,583,315	30,346,721	-	34,930,036

Net Assets	37,891,764	26,935,262	4,971,475	69,798,501

Liabilities & Equities	$42,475,079	$57,281,983	$4,971,475	$104,728,537

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

Operation Result Segment Report
For the nine months ended September 30, 2010

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

The Company’s operations are located in the PRC. All revenue is from customers in the PRC. All of the Company’s assets are located in the PRC. Sales of natural gas and gas pipeline construction are carried out in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented. No other measures of segment profit or loss and assets have been provided or reviewed by the company’s officers.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

15.	EARNINGS PER SHARE

Components of basic and diluted earnings per share were as follows:

		Nine Months Ended
	Ref	9/30/2011	9/30/2010
Net Income		$3,631,677	$676,230
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Net loss attributed to non-controlling interest		114,948	-
Income Available to Common Stockholders for Basic EPS		3,746,648	676,230

Interest Expense for Convertible Bonds, net of tax		873,029	-
Income Available to Common Stockholders for Diluted EPS		4,619,699	676,230

Original Shares		27,156,617	26,769,313
Addition to Common Stock		47,183	130,600
Basic Weighted Average Shares Outstanding		27,203,800	26,899,913

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds	(3)	9,262,889	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		36,466,688	26,899,913

Earnings Per Share
- Basic		$0.14	$0.03
- Diluted		$0.13	$0.03

Weighted Average Shares Outstanding
- Basic		27,203,800	26,899,913
- Diluted		36,466,688	26,899,913

(1).	The application of conversions’ of preferred stock B into common stock was anti-dilutive for the nine months ended September 30, 2011.

(2).	The application of conversions of preferred stock B-1 into common stock was anti-dilutive for the nine months ended September 30, 2011.

(3).
The average price of the Company’s common stock was $0.42 for the nine-month period ended September 30, 2011, which was lower than the conversion price $0.62 of the convertible bonds. Therefore, the conversions of convertible bonds have been excluded from the diluted weighted average shares.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

(4).	The exercise of warrants to common stock was anti-dilutive for the nine-month period ended September 30, 2011.

16.	SHARE COMPENSATION

For the year ended December 31, 2010, the Company recorded an expense of $36,000 under the general and administrative account for the issuance of 50,000 and 25,000 shares common stock at $0.52 and $0.40 per share on July 7, 2010 and October 15, 2010, respectively. The shares were issued to an investor relations firm for services rendered in connection with investor relationship activities.

17.	DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas executed share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd., (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $6.84 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $1,115,903 was recorded in the Company’s statement of income for the nine months ended September 30, 2011.

The following tabulation summarizes the financial positions and result of operations of the subsidiaries that were disposed of as of and for the period ended June 8, 2011:

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

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

Due to the Chinese real estate boom in recent years, we experienced high growth in our connection activities. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. In 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies, to address the slowdown in the real estate market. The Chinese government also decided to inject a stimulus package, which allocated funds for mass housing projects, to boost the overall economy. We saw signs of recovery of the real estate market in China at the beginning of 2009, and we experienced increased business activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. These new initiatives resulted in lower transaction volumes during the second and third quarters of 2010. However, our transaction volumes started to pick up again in the fourth quarter of 2010. Although in the first three quarters of 2011 the overall housing market remained slow, in the 2nd and 3rd tier cities where we operate, housing development is still solid. As a result, new installations for residential customers have increased. We experienced strong growth in third quarter of 2011. However, we expect the housing market slow down to affect our expansion in 2012 to 2013.

Even with the up and down nature of the Chinese real estate market over the past two years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 9.7%, 9.5% and 9.1% during the first, second and third quarter of 2011, respectively, from the same periods of 2010. For the first 3 quarters in 2011, China’s GDP rose 9.4% on average as compared to the same period of 2010.

Our gas users are comprised of both industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and should maintain stable growth in the future. Gas sales to industrial users, however, are subject to the operating performance of the industrial user. As we develop into more cities in the coming years, we expect to add more industrial users when the opportunities arise and we possess the necessary capital requirements.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

During the three months ended September 30, 2011, net revenues were $13,603,978, representing an increase of 68.01% from the same period of 2010. Gross profit for the three months ended September 30, 2011 was $6,497,441, representing an increase of 104.71% from the same period of 2010. Our operating income for the three months ended September 30, 2011 was $4,659,550, representing an increase of 152.89% from the same period of 2010.  Net income for the three months ended September 30, 2011 was $2,210,751, compared to $1,025,418 during the same period of 2010.

	For the 3 months ended September 30
	2011	2010	Change
	US$	US$
Net Revenues	13,603,978	8,097,341	68.01%
Gross Profit	6,497,441	3,173,903	104.71%
Operating Income	4,695,550	1,856,726	152.89%
Net Income	2,210,751	1,025,418	115.60%
Gross Margin	47.76%	39.20%	21.85%
Net Margin	16.25%	12.66%	28.36%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended September 30, 2011 were $13,603,978, compared to $8,097,341 for the same period in 2010, representing an increase of 68.01%. The increase was mainly due to the increased of both gas sales and connection fees, especially due to the significant increase of connection fees. During this period, we connected 23,851 new residential households and 17 new industrial and commercial customerse to our gas distribution network, resulting in total connection fees of $7,858,015. In comparison, we connected 9,878 new residential households to our gas distribution network for the same period in 2010, resulting in total connection fees of $3,478,985. Gas sales during the three months ended September 30, 2011 were $5,745,963. Gas sales during the same period in 2010 were $4,618,355.

	For the 3 months ended September 30,
	2011		2010		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	13,60	100%	8.10	100%	68.01%
Connection Fees	7.86	58%	3.48	43%	125.87%
Gas Sales	5.75	42%	4.62	57%	24.42%

Connection Fees

Connection fees during the three months ended September 30, 2011 were $7.86 million, representing an increase of 125.87% from $3.48 million during the same period of 2010 and accounting for 58% of the total net revenue in the three months ended September 30, 2011 as compared to approximately 43% of the total net revenue for the same period in 2010. The source of connection fees was mainly from the development of new residential users.  In the quarter ended September 30, 2011, our Baishan Weiye Gas subsidiary started to ramp up the connections in the Fusong area of Jilin provinces. The new customers in Fusong area contributed more than $3 million in connection fees. We also saw strong growth in the Suwan area of Jiangsu province in the third quarter of 2011.

	For the 3 months ended September 30,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	7.86	100%	3.48	100%	125.87%
Residential Users	7.52	96%	3.48	100%	116.15%
Industrial and Commercial Users	0.34	4%	0	0%

Gas Sales

Gas sales were $5.75 million during the three months ended September 30, 2011, accounting for 42% of total net revenue for the three months ended September 30, 2011 and representing an increase of 24.42% over the same period of 2010. Gas sales to residential users increased 121.39% to $4.95 million for the three months ended September 30, 2011 from $2.23 million in the same period of 2010. Gas sales to industrial and commercial users decreased 66.53% to $0.80 million for the three months ended September 30, 2011 from $2.39 million in the same period of 2010.

	For the 3 months ended September 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	5.75	100%	4.62	100%	24.42%
Residential Users	4.95	86%	2.23	48%	121.39%
Industrial and Commercial Users	0.8	14%	2.39	52%	-66.53%

Gas sales increase has shifted to mainly from residential users, which account for 86% of total gas sales as compared to 48% of the same period of last year. In this quarter, the industrial and commercial customers account for 14% of the total gas sales instead of 52% of the total gas sales in the third quarter of 2010.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011, which includes cost of connections and cost of gas sales, was $7.11 million, representing an increase of 44.34% from $4.92 million in the same period of 2010.

	For the 3 months ended September 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	7.11	100%	4.92	100%	44.34%
Connection Fee Cost	1.68	24%	0.76	16%	119.34%
Gas Cost	5.43	76%	4.16	84%	30.58%

Cost of Connection Fees

The cost of connection fees increased 119.34% to $1.68 million during the three months ended September 30, 2011 from $0.76 million for the same period in 2010. During the three months ended September 30, 2011, our revenue from the connection fees increased significantly compared to the same period of 2010, which resulted in the total cost of connection fees also increasing significantly. In addition, we incurred higher costs for raw materials, parts, and installation and maintenance as compared to the same period of 2010.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales increased 30.58% to $5.43 million during the three months ended September 30, 2011 from $4.16 million for the same period in 2010. This increase in cost of gas sales is largely due to the increase of gas sales and also the higher transportation costs during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended September 30, 2011, gross profit was $6.50 million, representing an increase of approximately 104.71% from the same period of 2010. Gross profit from connection fees was $6.18 million for the three months ended September 30, 2011, accounting for 95% of total gross profit. In comparison, gross profit from connection fees was $2.71 million for the three months ended September 30, 2010, accounting for 86% of total gross profit for the three months ended September 30, 2010. Gross profit from gas sales was $0.32 million for the three months ended September 30, 2011, accounting for 5% of total gross profit, compared to $0.46 million, accounting for 14% of total gross profit, in the same period of 2010.

	For the 3 months ended September 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	6.50	100%	3.17	100%	104.71%
Connection	6.18	95%	2.71	86%	127.71%
Gas	0.32	5%	0.46	14%	-31.47%

Gross margin during the three months ended September 30, 2011 was 47.76%, compared to 39.20% during the same period in 2010.

Gross margin for connection fees for the three months ended September 30, 2011 was 78.69%, compared to 78.05% in the same period of 2010. The increase in the total sales of connection fees contributed to the increase of gross margin.

Gross margin for sales of natural gas was 5.47% for the three months ended September 30, 2011, compared to 9.93% during the same period of 2010. The decrease was primarily due to the increase in delivery costs for the three months ended September 30, 2011, compared with the same period of 2010.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended September 30, 2011 were $1. 84 million and approximately 13.51% of net revenues, compared with $1.32 million, or 16.27%, of net revenues in the same period of 2010.

Operating Income

The operating income for the three months ended September 30, 2011 was $4.66 million, representing an increase of 151%, compared to the operating income of $1.86 million for the same period of 2010. This increase was due to the increase in revenue during the three months ended September 30, 2011.

Other Income (Expense)

Other expense was $1.50 million for the three months ended September 30, 2011, compared with other expense of $0.44 million for the same period of 2010. Other expense was mainly attributable to the $0.8 million loss on impairment loss, and also to the increase in interest expense.

Income tax

Income tax was $0.95 million for the three months ended September 30, 2011, compared to $0.40 million for the same period of 2010.

Net Income

Net income for the three months ended September 30, 2011 was $2.21 million, compared with net income of $1.03 million for the same period of 2010. Due to the increase in sales and improvement of gross margin from both connection fee revenue and gas sales, gross profit improved 104.71% to $6.5 million compared to the gross profit of $3.2 million for the same period of 2010. Higher gross profit offset the increase in cost of revenue, the increase in SG&A expenses and the increase in interest expense in the quarter ended September 30, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $6.10 million as of September 30, 2011, representing an increase of $2.39 million as compared to $3.71 million of cash and cash equivalents as of September 30, 2010.

Cash sourced in operating activities for the three months ended September 30, 2011 was $1.57 million, comparing with cash used in operating activities of $0.23 million during the same period of 2010. Such increase was mainly due to the increase in net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the three months ended September 30, 2011 was $6.13 million, representing an increase of $2.41 million from $3.72 million during the same period of 2010. This increase reflected the registration capital increase contribution made to Qujing Gas in Yunnan province.

Cash sourced in financing activities for the three months ended September 30, 2011 was $4.84 million, representing an increase of $4.65 million from $0.19 million during the same period of 2010. This increase was mainly due to the increase in short term bank loans.

Accounts Receivable

Accounts receivable as of September 30, 2011 were $13.47 million, representing an increase of $3.97 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable as of September 30, 2011 were $0.90 million, representing an increase of $0.67 million from $0.23 million as of December 31, 2010.

Inventory

Inventory of $0.71 million as of September 30, 2011 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of September 30, 2011 were $55.28 million, representing an increase of $0.11 million from $55.17 million as of December 31, 2010. The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$44,398,037	$44,512,342
Motor Vehicles	5,974,133	6,067,524
Machinery & Equipment	1,530,990	1,542,016
Buildings	2,331,684	2,316,729
Leasehold Improvements	557,526	475,099
Office Equipment	488,933	256,419
Less Accumulated depreciation	(6,255,553)	(5,241,647)
	$49,025,750	$49,928,482

Bank Loans

Short-term bank loans as of September 30, 2011 were $17.34 million, an increase of $9.48 million compared to that as of December 31, 2010. Peixian Rural Credit Union provided a $4.7 million one year loan in the third quarter of 2011.

Long-term bank loans as of September 30, 2011 were $3.12 million.

For more information concerning our Bank loans, please see the applicable note to our financial statements.

Accounts Payable

Accounts payable as of September 30, 2011 was $11.40 million, representing an increase of $0.29 million from that as of December 31, 2010.

Other Payables

Other payables - current as of September 30, 2011 were $4.59 million, representing an increase of $0.89 million from that as of December 31, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, our net revenues were $29,465,400, representing an increase of 40.5% from the same period of 2010, and gross profit was $11,320,819, representing an increase of 57.14% from the same period of 2010. During the nine months ended September 30, 2011, our operating income was $6,218,720, representing an increase of 68.07% from the same period of 2010.

	For the 9 months ended September 30,
	2011	2010	Change
	US$	US$	%
Net Revenues	29,465,400	20,971,220	40.50%
Gross Profit	11,320,819	7,204,302	57.14%
Operating Income	6,218,720	3,700,092	68.07%
Net Income	3,631,677	676,230	437.05%
Gross Margin	38.42%	34.35%	11.85%
Net Margin	12.33%	3.22%	282.92%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and sales of natural gas.

Total net revenues for the nine months ended September 30, 2011 were $29,465,400, representing an increase of 40.50% over the $20,971,220 for the same period in 2010. The increase was due to the healthy growth in both connection fees and gas sales. During this period, we connected 40,184 new residential households and 17 new industrial and commercial customers to our gas distribution network, resulting in total connection fees of $13,898,424. Gas sales during the same period were $15,566,976. In comparison, we connected 23,572 new residential households to our gas distribution network in the same period of 2010, resulting in total connection fees of $8,307,036. Gas sales during the period were $12,664,183.

The new project roll out in the Baishan Fusong area contributed significantly in the third quarter generating more than 3 million dollars in revenue. The Suwan region in Jiangsu province continued to show strong growth in both new customers and increased gas sales during the first three quarters of 2011.

	For the 9 months ended September 30,
	2011		2010		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	29.47	100%	20.97	100%	40.50%
Connection Fees	13.90	47%	8.31	40%	67.31%
Gas Sales	15.57	53%	12.66	60%	22.92%

Our net revenues for the nine months ended September 30, 2011 increased by 40.50% over the same period of 2010 due primarily to the following two factors:

1. The increase in connection fees from mostly residential customers. There was a 67.31% increase in connection fees during the first nine months of 2011, compared to the same period of 2010.

2. The Increase in gas sales to both industrial and residential customers. There was a 22.92% increase in gas sales during the first nine months of 2011, compared to the same period of 2010.

Connection Fees

Connection fees during the nine months ended September 30, 2011 were $13.90 million, representing an increase of 67.31% over the same period of 2010, accounting for 47% of the total net revenue during the first nine months of 2011. The increase in connection fees came from both the continuing development of residential and industrial and commercial users.

	For the 9 months ended September 30,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	13.90	100%	8.31	100%	67.31%
Residential Users	13.56	98%	8.31	100%	63.29%
Industrial and Commercial Users	0.34	2%	0	0%	%

Gas Sales

Gas sales were $15.57 million during the nine months ended September 30, 2011, accounting for 53% of total net revenue in the first nine months 2011, an increase of 22.92% over the same period of 2010. During the nine months ended September 30, 2011, gas sales to residential users increased 53.57%  to $10.41 million from $6.78 million in the same period of 2010. During the nine months ended September 30, 2011, gas sales to industrial and commercial users decreased 12.24% to $5.16 million from $5.88 million in the same period of 2010.

	For the 9 months ended September 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	15.57	100%	12.66	100%	22.92%
Residential Users	10.41	67%	6.78	54%	53.57%
Industrial and Commercial Users	5.16	33%	5.88	46%	-12.24%

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2011, which includes cost of connections and cost of gas sales, was $18.14 million, an increase of 31.80%, from $13.77 million in the same period of 2010.

	For the 9 months ended September 30
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	18.14	100%	13.77	100%	31.80%
Connection Cost	3.20	18%	1.99	14%	60.63%
Gas Cost	14.94	82%	11.77	86%	26.92%

Cost of Connections

Cost of connections increased 60.63% to $3.20 million during the nine months ended September 30, 2011 from $1.99 million for the same period in 2010. During the first nine months of 2011, we incurred higher cost for raw materials, parts, and installation and maintenance fees. There were also cost increase resulting from the higher sales revenue, especially in light of the significant sales increases during the third quarter of 2011.

Cost of connections includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 26.92% to $14.94 million during the nine months ended September 30, 2011 from the same period in 2010, when it was $11.77 million.

The cost of natural gas sales includes the purchase and transportation of natural gas and the depreciation of delivery trucks.

Gross Profit

During the nine months ended September 30, 2011, gross profit was $11.32 million, an increase of approximately 57.14% from the same period of 2010. Gross profit from connection fees was $10.70 million for the first nine months of 2011, accounting for 95% of total gross profit. In comparison, gross profit from connection fees was $6.31 million for the first nine months of 2010, accounting for 88% of total gross profit. Gross profit from gas sales was $0.62 million, accounting for 5% of total gross profit, compared to $0.89 million, 12% of total gross profit in the same period of 2010.

	For the 9 months ended September 30,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	11.32	100%	7.20	100%	57.14%
Connection	10.70	95%	6.31	88%	69.42%
Gas	0.62	5%	0.89	12%	-29.99%

Gross margin during nine months ended September 30, 2011 was 38.42%, compared to 34.35% during the same period in 2010.

Gross margin for connection fees for the nine months ended September 30, 2011 was 76.97%, compared to 76.02% during the same period of 2010.

Gross margin for sales of natural gas was 4.0% for the nine months ended September 30, 2011, compared to 7.02% during the same period of 2010. The decrease was due to the higher delivery cost for the natural gas for the nine months ended September 30, 2011 compared to the same period of 2010.

Selling and Marketing Expenses

Our selling and marketing expenses in the nine months ended September 30, 2011 were $ 1. 69 million, or approximately 5.74% of our net revenues, compared with $ 1.15 million, or approximately 5.48 % of net revenues for the same period in 2010.

General and Administrative Expenses and other expenses

General and administrative expenses were $3.41 million for the nine months ended September 30, 2011, or approximately 11.58% of our net revenues, compared with $2.35 million, or approximately 11.23% of net revenues for the same period in 2010.

Operating Income

The operating income for the nine months ended September 30, 2011 was $6.22 million, representing an increase of 68.11%, compared to the operating income of $3.70 million in 2010.

Other Income (Expense)

Other Expense was $1.39 million for the nine months ended September 30, 2011, compared with Other Expense of $2.18 million for the same period of 2010. The decrease in the expense was due to gain in second quarter of 2011 from the disposal of property and equipment from three of our projects, Jinzhou Gas, Shenzhou Gas and Xinji Gas respectively (the “Projects”), and also to the lower non-cash flow amortization costs of convertible bonds and interest expense of convertible bonds, which offset the impairment loss and the interest expense from short term bank loans in the third quarter of 2011.

Income tax

Income tax was $1.30 million for the nine months ended September 30, 2011, compared to $0.84 million in 2010.

Net Income

Net income in the nine months ended September 30, 2011 was $3.63 million, compared with net income of $0.68 million in the same period in 2010.  This result was driven by the increase in revenue, higher gross margin, the gain on disposal of property and equipment from the Projects, and the revenue increase from the new customers of Baishan Fusong in the third quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $6.10 million as of September 30, 2011, an increase of $2.39 million as compared to $3.71 million of cash and cash equivalents as of September 30, 2010.

Cash sourced in operating activities for the nine months ended September 30, 2011 was $0.79 million, compared with cash used in operating activities $1.89 million during the same period of 2010.

Cash used in investing activities for the nine months ended September 30, 2011 was $7.89 million, a decrease of $0.14 million from $8.03 million during the same period of 2010. Such decrease is the result of the aggregation of the following: the increase in property, plant & equipment and construction in progress, the proceeds from the disposal of discontinued operations in the second quarter of 2011, and the increase of the investment in the equity for registration capital increase in Qujing Gas in the third quarter of 2011.

Cash sourced in financing activities for the nine months ended September 30, 2011 was $9.57 million compared with $2.44 million in the same period of last year.

Accounts Receivable

Accounts receivable as of September 30, 2011 were $13.47 million, an increase of $3.97 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable as of September 30, 2011 were 0.90 million.

Fixed Assets

Fixed Assets as of September 30, 2011 were $55.28 million, representing an increase of $0.11 million from $55.17 million as of December 31, 2010. The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$44,398,037	$44,512,342
Motor Vehicles	5,974,133	6,067,524
Machinery & Equipment	1,530,990	1,542,016
Buildings	2,331,684	2,316,729
Leasehold Improvements	557,526	475,099
Office Equipment	488,933	256,419
Less Accumulated depreciation	(6,255,553)	(5,241,647)
	$49,025,750	$49,928,482

Bank Loans

Short-term bank loans as of September 30, 2011 were $17.34 million, an increase of $9.48 million compared to that as of December 31, 2010. Peixian Rural Credit Union provided a $4.7 million one year loan in the third quarter of 2011.

Long-term bank loans as of September 30, 2011 were $3.12 million.

For more information concerning our Bank loans, please see the applicable note to our financial statements.

Accounts Payables

Accounts payables as of September 30, 2011 was $11.40 million, representing an increase of $0.29 million from that as of December 31, 2010.

Other Payables

Other payables - current as of September 30, 2011 were $4.59 million, representing an increase of $0.89 million from that as of December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act”)) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following materials from Sino Gas International Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010; (ii) Statements of Operations (unaudited) for the three and six months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended September 30, 2011 and September 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

