Form 10-K
period 2011-12-31
Sino Gas International Holdings, Inc.
filed 2012-03-30
CIK 1326364

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 23,116,135 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $9,246,454 as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.40 per share, as reported by The Over-The-Counter Bulletin Board.

As of December 31, the Registrant had 31,793,698 shares of common stock outstanding.

Except as otherwise indicated by the context, references in this Form 10-K to:

•	“Sino Gas International Holdings, Inc.,” the “Company,” “Sino Gas,” “we,” “us” or “our” are references to the combined business of Sino Gas International Holdings, Inc. and its direct and indirect subsidiaries.

•	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.

•	“RMB” means Renminbi, the legal currency of China.

•	“China” or the “PRC” are references to the People’s Republic of China.

•	“U.S.” is a reference to the United States of America

•	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

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

Unless otherwise noted, all currency figures in this filing are in U.S. Dollars. References to the “PRC” or “China” are to the People’s Republic of China. References to “yuan” or “RMB” are to the Chinese yuan (also known as the renminbi). According to the currency exchange website www.xe.com, on December 31, 2011, $1.00 =6.30 yuan.

“Sino Gas,” “we” and “the Company” refer to Sino Gas International Holdings, Inc. and our subsidiaries or, as context requires, Sino Gas International Holdings, Inc. alone. “Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, “2011” “2010” and “2009” refer to the fiscal years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

Overview

We are engaged in the development of natural gas distribution systems and the distribution, through our indirectly owned subsidiaries in the PRC, Beijing Zhong Ran Wei Ye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries, of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (the “PRC” or “China”).

The company owns and operates natural gas distribution systems in 34 small and medium size cities and serves approximately 234,749 residential and seven industrial customers. Our facilities include approximately 1,635 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 130,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2011	2010
Total gas distributed and supplied (US$ millions)	20.6	18.7
Distribution network (km)	1635	1,525
Number of industrial customers	7	7
Number of residential customers	234,749	183,500

We own and operate natural gas distribution systems in small and medium sized cities in Hebei, Jiangsu, Jilin, Anhui and Yunnan Provinces in addition to natural gas distribution systems in the suburbs of Beijing. Beijing is not a province but a municipality directly under the jurisdiction of China’s State Council and has many urban districts in the suburbs.

We generate revenues in two ways: (i) connection fees for connecting to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operation:

	At and for the year ended December 31
	2011		2010
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	21.1	50.5%	13.4	42%
Gas sales	20.6	49.5%	18.7	58%
Other sales			—

Our cost of sales consists of cost of gas sales and cost of connections. Cost of gas sales consists of cost of natural gas purchased from our suppliers, transportation costs, depreciation of plants and equipment, and amortization of the capitalized construction costs as our expenditures in constructing our pipeline infrastructure are generally capitalized as fixed assets and amortized over a period of time. Cost of connections includes certain construction costs that are expensed. The following table presents Beijing Gas’s cost of sales for the periods indicated:

	For the year ended Dec 31
	2011 (US$ millions)	2010 (US$ millions)
Gas costs	19.0	17.1
Connection costs	4.4	2.7

We buy natural gas for distribution in three forms: (i) compressed natural gas (“CNG”); (ii) liquefied natural gas (“LNG”) and (iii) directly from primary natural gas pipeline (“NG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to a point of distribution or consumption. Typically CNG is compressed under pressure to less than 1% of its volume and is transported at normal temperatures, while LNG, which can take up about 1/600th of the volume, is natural gas that has been converted temporarily to liquid form for ease of storage or transport. The key difference is that CNG is in compressed form, while LNG is in liquefied form. CNG has a lower costs of production and storage compared to LNG because CNG does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km of the natural gas supplier and we transport LNG to a city if it is located more than 300 km away from the natural gas supplier. If the NG pipeline’s connection point is within 50km of the city we serve, we connect directly to the NG pipeline. Approximately 83.3% of the natural gas we purchase is CNG, approximately 2.3% is LNG and 13.4% is NG.

Our business is generally affected by two seasonal factors: First, between December and March, the cold weather in northern China makes construction very difficult. For a given gas distribution project, to avoid running into this time period, we generally start the process of pipeline installation, which has a duration of six to eight months, in April so as to complete the process before December. As a result, our revenues from connection fees are higher in the third and fourth quarters than those in the first and second quarters. Second, gas sales in winter are generally higher than in summer, as our customers tend to consume more natural gas for heating purposes during the winter.

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. As of December 31, 2011, our corporate structure is set forth below

(1)	The subsidiaries of Beijing Gas are set forth below:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %

Beijing Zhong Ran Weiye Gas Co., Ltd.(Beijing Gas)	PRC	8/29/2001	100	100

Jiangsu ZhongranWeiye Energy Investment Co. Ltd.	PRC	3/10/2011	100	99

Jiangsu Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100

Chenan Chenguang Gas Co., Ltd	PRC	1/23/2007	100	100

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2 010	100	100

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100

Ningjin Weiye Gas Co., Ltd	PRC	12/3/2003	100	100

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100

Jize Weiye Gas Co., Ltd	PRC	9/20/2011	100	100

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95

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

On February 19, 2002, we formed a subsidiary corporation named Pegasus Tel, Inc. under the laws of the State of Delaware, in order to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. merged with Pegasus Communications, Inc., a New York corporation, with Pegasus Tel, Inc. (“Pegasus”) as the surviving entity. On January 14, 2002 we purchased payphone assets consisting of 29 payphones and associated equipment from the Margaretville Telephone Company for $11,600.00.

On May 21, 2002, we changed our name to Dolce Ventures, Inc. We were an inactive shell from May 2002 until September 7, 2006.

On September 7, 2006, the shareholders holding 72,569,764 shares of our common stock, which constituted 72.01% of the then outstanding shares of our capital stock, sold all of their shares to GAS Investment China Co., Ltd. (“Gas (BVI)”), the parent company of Beijing Gas, for cash consideration of $675,000. On the same date, we consummated a share exchange transaction with the shareholders of Gas (BVI), whereby we exchanged 14,361,646 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), which constituted all of the then outstanding shares of our Series A Preferred, for all of the issued and outstanding stock of Gas (BVI) held by the shareholders of Gas (BVI). As a result of the share exchange transaction, Gas (BVI) became our wholly-owned subsidiary, and Beijing Gas became our indirectly wholly-owned subsidiary. In addition, as a result of the share exchange transaction, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act and have since been engaged in the development of natural gas distribution systems and the distribution and supply of natural gas in the PRC.

On November 17, 2006, we changed our name to Sino Gas International Holdings, Inc. and effected a 304.44-for-1 reverse stock split which reduced the number of the outstanding shares of our common stock from 100,770,140 to 331,002. Upon the effectiveness of the reverse stock split, each of the 14,361,646 shares of the then outstanding Series A Preferred was automatically converted into one share of our common stock, resulting in all of the shareholders of Gas (BVI) immediately prior to the share exchange owning approximately 97.7% of the outstanding shares of our common stock immediately after the reverse stock split, with Mr. Yuchuan Liu, the CEO of the Company, owning 36.7%, Gas (BVI) owning 1.6% and the original shareholders of Dolce Ventures, Inc. immediately prior to the share exchange owning 0.6%. On August 18, 2008, Sino Gas consummated a spin-off of Pegasus to Sino Gas’ stockholders of record as of August 15, 2008 (the “Spin-off”). The Ratio of Distribution of the Spin-off was one share of common stock of Pegasus for every twelve shares of common stock of Sino Gas (1:12). Fractional shares were rounded up to the nearest whole-number. An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the Spin-off to an aggregate of 167 Sino Gas stockholders.

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

Beijing Gas was originally formed as a limited liability company under the laws of the PRC in 2001 under the name Beijing Yuan Wang Yu Cheng Construction Ltd., and changed its name to its current name, Beijing Zhong Ran Wei Ye Gas Co. Ltd., in June 2003. On February 17, 2004, Gas (BVI) acquired all the outstanding capital stock of Beijing Gas from its then shareholders. On July 14, 2004, Gas (BVI) transferred 1% of the capital stock of Beijing Gas to Shen Zhen Shen Qi Cheng Tong Investment Ltd., a limited liability company organized under the laws of the PRC (“Shen Zhen Shen Qi”), and, simultaneously, Shen Zhen Shen Qi invested RMB 20 million in Beijing Gas in exchange for 50% of the capital stock of Beijing Gas. As a result, Gas (BVI) and Shen Zhen Shen Qi held 49% and 51% of the capital stock of Beijing Gas, respectively. On April 30, 2006, Gas (BVI) acquired all of the capital stock of Beijing Gas held by Shen Zhen Shen Qi in exchange for RMB 20.4 million. As a result of this transaction, Beijing Gas is now a “wholly foreign owned entity” under PRC law by virtue of its status as a wholly-owned subsidiary of Gas (BVI).

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

As of December 31, 2011, we now have operations in Hebei Province, Jiangsu Province, Anhui Province, Yunnan province and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing. We have operations in 20 cities in Hebei, 2 cities in Anhui, 4 cities in Jiangsu, 6 city in Yunnan, and 2 city in Jilin province. Most of them have an urban population of less than 300,000 and are experiencing quick urbanization. Hebei Province is the closest province to the Chinese Capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two adjourning provinces in eastern China, which are close to Shanghai City. Jilin Province is located in North-Eastern China.

Most of the project companies are organized as limited liability companies under PRC law with Beijing Gas holding an equity interest of 100%. Three of our project companies are still in the process of transferring the interests of their remaining minority shareholders (<5%) back to Beijing Gas.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and the sale of self-produced chemicals for use in the oil field exploration process. We have not derived any material amounts of revenues from this joint venture.

In 2007 and 2008, we made the following acquisitions:

On January 15, 2007, Beijing Gas acquired a 100% equity interest of Beijing Chenguang Gas Ltd., Co. for a purchase price of 26,000,000 RMB in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transferring and licensing of technologies for natural gas purification, compression and transportation, as well as installation of natural gas equipment and supplying natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijing Chenguang immediately prior to the acquisition.

On June 20, 2007, Beijing Gas acquired 100% equity interest of Guannan Zhongyuan Natural Gas Co., Ltd. for a purchase price of 7,500,000 RMB in cash. Guannan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan included all of the assets and customer relationships of Guannan, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning June 29, 2007. This acquisition was not with related parties.

On July 9, 2007, we purchased the assets of Baishan Gas Co., Ltd., a regional distributor and developer of distribution networks for natural gas in Jilin Province for a price of 7,000,000 RMB. Under the asset purchase agreement, we are responsible for paying outstanding debts of Baishan Gas Co., Ltd. in the amount of US$ 4,000,000, which are due in periodic installments through the year 2030. This acquisition was not with related parties.

On April 22, 2008, we entered into an agreement with the Qujing Development Investment Co., Ltd. a PRC state-owned company and Yunnan Investment Group Co., Ltd, also a PRC state-owned company, to set up Qujing Gas Co. Ltd. to operate in the City of Qujing, Yunnan Province (the “Qujing Gas”). The Company will hold a 39% equity interest in Qujing Gas. The initial registered capital of the Qujing Gas is RMB 30 million. This acquisition was not with related parties.

On April 23, 2008, the Company entered into an agreement to acquire 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan”), for a purchase price of 32.6 million RMB. Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. This acquisition was not with related parties.

On June 8, 2011, the company entered into an agreement with Hebei Natual Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries in Hebei province, Xinji Zhongchen Gas Co., Ltd (“Xinji Gas”), Jinzhou Weiye Gas Co., Ltd. (“Jinzhou Gas”), and Shengzhou Weiye Gas Co., Ltd (“Shenzhou Gas”), for a selling price of 44.8 million RMB.

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Natural gas is playing an increasingly large role in the PRC national energy development strategy. The Twelfth Five Year Plan (2011-2015), encourages consumption of natural gas. One goal of the plan is to increase the use of natural gas as a portion of the total primary energy consumption mix from 4% in 2011 to 8% by 2015. This is lower than the world average of 24%, and the Asia average of 11%. China’s natural gas consumption increased from 69.5 billion cubic meters in 2007 to 107 billion cubic meters in 2010. It is estimated that by 2015, the total natural gas consumption will be 230-260 billion cubic meters, with an annual growth rate approaching 25% during the 2011-2015 period. (Source: National Bureau of Statistics of China, China Energy Bureau, Petro China).

China is also focusing on the development of its clean energy sector, and one of its goals is to reduce coal consumption in the primary energy consumption mix from 70% in 2009 to 63% in 2015. The use of coal, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has lead to large emissions of sulfur dioxide and particulate matter. As such, there have been serious environmental concerns in many countries around the world and these concerns have led to a global trend to reduce coal usage.

Recognizing the serious problems caused by heavy reliance on coal usage, the PRC government has aggressively moved to reduce coal usage by substituting coal with other, more environmentally friendly, forms of fuel, such as natural gas. As a result, at the local government level, in many locations where natural gas supply is available, local governments often require all new residential buildings to incorporate piped gas connections in their designs as a condition to the issuance of the construction or occupancy permits. Before 2000, gas distribution had principally been provided by local municipal governments. Since 2000, the industry has been open to the private sector, whose investments have fostered the wide use of natural gas in the PRC. The natural gas industry has been deemed by the PRC government as a suitable industry for public and private investments.

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for about 4% of its total energy consumption. However, driven by environmental pressure from the demand side and improvements in social infrastructure due to economic growth, and stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (the “NDRC”), the consumption of natural gas increased from 24.5 billion cubic meters in 2000 to 107 billion cubic meters in 2010, which represented an average growth of 12.6% per year.

China’s Natural Gas Reserves and Gas Pipeline Infrastructure

The PRC abounds in rich natural gas reserves, which are distributed principally in Xinjiang, Sichuan and Inner Mongolia. According to the statistics of the Energy Information Administration, proven natural gas reserves in China were estimated to be 63.36 trillion cubic feet in 2008. In recent years, China has actively explored its shale gas potential. According to preliminary estimates from the United States Energy Information Administration published in April of 2011, China’s shale gas reserves could reach 100 trillion cubic meters, of which 36 trillion can be explored, which is equivalent to the United State’s total reserves. In December of 2011, the State Council officially recognized shale gas as the 172nd independent mineral of China’s natural reserves. On March 16 of 2012, the Twelfth Five-Year Plan for Shale Gas was announced and set a goal of producing 6.5 billion cubic meters of shale gas by 2015 and 60-100 billion cubic meters by 2020. Because the PRC’s largest reserves of natural gas are located in western and north-central China, it requires a significant investment in gas transport infrastructure to carry natural gas to eastern cities and the rest of the PRC. Until recent years, the PRC’s natural gas consumption was limited to local natural gas producing provinces because of the lack of a national long-distance pipeline infrastructure.

The principal method for transport of natural gas from a source to end users is by means of pipelines. In order to develop the natural gas industry, it is essential that the necessary pipeline infrastructure be in place so that natural gas is easily accessed for distribution to end users at affordable cost.

Under with the PRC government’s Tenth Five-Year Plan (2001-2005), the country’s longest pipeline, known as the West-East Pipeline, was constructed and went into operation in January 2005. It transports natural gas from deposits in the western Xinjiang province to Shanghai, picking up additional gas in the Ordos Basin along the way. The full length of the pipeline is about 4,200 km with a designed annual capacity of 20 billion cubic meters, a delivery pressure of 10 megapascals and 35 processing stations along the pipeline.

There are other pipelines linking smaller natural gas deposits to consumers, such as the pipeline linking the Sebei natural gas field in the Qaidam Basin with consumers in the city of Lanzhou, Ganshu province in the northwest, and a pipeline linking natural gas deposits in Sichuan province in the southwest to demand centers in the Hubei and Hunan provinces in the central PRC.

In its Twelfth Five-Year Plan (20011-2015), the PRC government re-affirmed its commitment to making significant investments over a period of 20 years to expand the natural gas pipeline infrastructure and natural gas distribution network.

Natural Gas Suppliers

The natural gas supply in China is dominated by the three large state-owned oil and gas holding companies, namely China National Petroleum Corporation Group (“PetroChina”), China Petroleum and Chemical Corporation Group (“Sinopec”), and China National Offshore Oil Corporation Group (“CNOOC”). In the first nine months of 2011, production by CNPC, Sinopec and CNOOC accounted for 64.4%, 14.2% and 11.96%, respectively of the total national production. CNPC and Sinopec own and operate onshore pipelines while CNOOC owns and operates virtually all off shore pipelines (Source: 2011 National Oil and Natural Gas Industry Development Report by CNPC Economy & Technology Research Center).

Natural Gas Distributors

Before 2000, natural gas distribution had been principally provided by local municipal governments. Since then, the natural gas industry has been designated by the PRC government as a suitable industry for public and private investment and has been open to private investment, which has fueled the development of the industry and fostered wider use of natural gas in the PRC. In large cities where the population exceeds 500,000, the natural gas distribution business is dominated by state owned companies, while in cities where the population is less than 500,000, natural gas distribution is provided mainly by privately owned companies, most of whom only operate in a few locations.

The Gas Delivery Process

The natural gas delivery process can be broken down into three segments: production, transmission and distribution, as shown in the chart below:

Production involves underground exploration, drilling, extraction and purification of the natural gas. After extraction from a gas well, natural gas is transported to nearby refineries for removal of water and other impurities. The natural gas is then transported from the refineries via long distance pipelines, thereby facilitating supply to a large number of locations. The long distance pipelines are owned and operated by PRC state owned oil and gas exploration and production companies such as Sinopec and PetroChina.

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

The transportation of CNG and LNG involves the delivery of natural gas by trucks from gas wells or stations located along the relevant long distance pipeline to a processing station. Such processing stations may contain CNG or LNG pressure regulating facilities, which depressurize the CNG or LNG to reduce the pressure of natural gas from high pressure to medium pressure, before transferring the natural gas to a local pipeline.

The processing station is usually located on the outskirts of an operational location for safety reasons and it provides certain ancillary facilities, including facilities for the addition of bromine to the gas to enable the detection of leaks when the gas is transmitted through the pipelines, and for storing the gas under high, medium or low pressure to be used as reserves for future unexpected fluctuations in demand. High pressure gas storage tanks usually have thicker walls, and, therefore, are more expensive to construct than gas storage tanks for storage of gas under medium or low pressure.

After processing, the gas is transmitted under medium pressure to the local pipelines. Local pipelines are laid within an operational location and represent the backbone of the local gas delivery system. Different sections of the local pipelines operate at slightly different pressures, with computer controlled regulators controlling the flow of natural gas for delivery to end users via the branch pipelines and customer inlets.

When there is demand for a gas connection to a particular area, the distribution company will invest in the construction of branch pipelines to connect the local pipelines to the pressure regulating boxes located in the end-users’ buildings or premises. The pressure regulating box reduces the natural gas to a lower pressure before the natural gas is transmitted to the customer inlets. Customer inlets transmit the natural gas from the pressure regulating box to the end users.

Our Strategy

Our strategy involves: (i) expanding our presence in small and medium sized cities; (ii) acquiring existing gas distribution systems and/or franchises; and (iii) expanding our business upstream by developing and maintaining pipelines that connect China’s East-West Gas Pipeline with the cities where our gas stations are located or where other distributors own distribution networks.

(i) Expand Our Presence in Small and Medium Sized Cities by Obtaining Additional Exclusive Franchises. We have focused on small (with urban population in the city proper of less than 300,000) and medium sized (with urban population in the city proper of less than 1,000,000) cities, generally near a larger metropolitan area where there is little competition to obtain a franchise, and where our franchise agreement grants us exclusivity. In such places in the PRC, we are in a better position to obtain exclusive natural gas distribution system development and supply franchise agreements during negotiations with the cities. These smaller cities urgently need to provide their citizens with energy and usually do not have the negotiating leverage of very large cities, which usually attract multiple bidders for their franchises. Accordingly, we require and receive an exclusive franchise entitling us to be the sole natural gas utility in such cities. Usually, our franchises have a term of 25 to 30 years. Since our founding, we have successfully obtained 29 franchises in small and medium sized cities.

(ii) Acquire Existing Franchises and Gas Distribution Networks to Facilitate Growth. Our expanded presence in small and medium sized cities was accomplished not only by securing franchises and developing gas distribution networks ourselves but also by acquiring existing franchises and networks from other operators. We believe acquisitions will provide us opportunities for growth as well as enable us to explore opportunities in bigger cities (with urban populations in the city proper of more than 300,000). Normally we target companies with strategic locations that have valuable assets and good market prospects.

(iii) Expand into Upstream Business. We currently develop gas distribution networks that deliver gas from our storage and distribution station in a particular city to residential or industrial customers in that city. We do not have pipelines that connect the national main pipeline that runs across China from the West to the East with the cities where our customers are located. We have to deliver the gas we purchase from the main pipeline operator to our gas storage facilities by trucks. We intend to expand into the upstream business by developing regional distribution networks to connect the West-East main pipeline with cities that are not located near the passageway of the national main pipeline. By developing and maintaining regional pipelines, we believe we can deliver natural gas to our customers more efficiently and with potentially higher margins. In addition, such regional distribution networks can be used by other gas distributors along the pipelines, which will add potential revenue sources for us. As the development of such regional networks requires a significant capital outlay, we intend to start exploring such projects in the future after we are able to raise a significant amount of funds.

(iv) Raise Additional Capital. We are in a capital-intensive business in that a major part of our activities encompasses building local natural gas distribution networks, which require a large capital outlay. Although to a large degree the connection fees we charge our customers provide us with the capital needed for building local natural gas distribution networks, these fees may not provide sufficient capital to carry out the acquisitions and upstream expansions we have planned. Our growth will, therefore, depend on our ability to raise additional funds. We anticipate using our financing strategy as a competitive tool. Our goal is to duplicate the types of financing and related financial instruments used by utility companies in the United States, including the issuance of subsidiary level, non-recourse debt, preferred stock and holding company fixed income issuances. Such a financing plan would not only give us a favorable cost of capital, but also enhance investor returns and minimize investor dilution.

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

(iv) U.S. Capital Markets Access. By becoming a U.S. public company, we have gained access to the size and efficiency of the U.S. capital market. We will be able to raise funds, as we have done, for our expansion and growth. That said, our ability to raise funds in the U.S. is a limited one because we have not been listed on any major U.S. national stock exchanges. Very few Chinese companies that are in the natural gas distribution business have become U.S. public companies.

Products and Services

Currently, we generate revenues primarily from the connection fees we charge our customers for connecting them to the pipelines in our natural gas distribution systems, which we have constructed, and for usage of the natural gas we supply to them.

Connection Fees

We charge our real estate developer customers a flat connection fee for the installation of gas lines to each of their apartments or housing units. The amounts of connection fees vary and they are determined based on a detailed analysis of factors such as estimated capital expenditure, fees charged in surrounding cities, number of users, expected penetration rates, income levels and affordability to local residents and whether the fees are approved by the relevant local state price bureau. Connection fees are usually paid in installments, with 30% paid within a certain number of days after the start of each project, 30% paid at milestones set out in the contracts, 30% paid upon completion of the project and 10% in the form of a guarantee, which is paid after one year. Connection fees generally provide a 60-80% profit margin. The connection fees are set by the local state price bureau based on the connection fees charged by other gas distributors in surrounding areas and can vary in different cities. In most cases, we accept the price set by the local state price bureau. But if we find the price does not offer a profit margin equal to or greater than 20%, we will negotiate with local governments for an increase and local governments usually agree to increase our connection fees under such circumstances. The connection fees in most cities are very close to our average connection fee per household. Gas usage fees are also subject to the approval of the local state price bureau. Future price increases are also subject to the same approval process. In considering applications for an increase in gas usage charges, the local state price bureau may consider factors such as increases in the wholesale price of gas or operating expenses, inflation, additional capital expenditures, and whether the profit margin remains fair and reasonable.

When entering into master supply contracts for mass connections, we usually require the payment of a deposit by customers while the balance is payable in accordance with the terms set out in the contracts. In the event customers default on the payment of connection fees, we will not start the supply of natural gas until the connection fees are paid.

Gas Usage Charges

We calculate gas usage charges after taking into consideration the wholesale price of gas, operating costs, prices of substitute products, internal business model margins and the purchasing power of local residents. Gas usage charges are based on actual usage on a per cubic meter basis. The gas usage charges per cubic meter vary between operational locations and the payment mechanism between different categories of customers varies.

Since our inception, the majority of our residential customers have purchased gas units in cash at our sales outlets with details of the prepaid gas units stored electronically on a debit card. The debit card is inserted into a debit card gas meter installed at the end user’s premises to activate the gas supply. Units of gas used are deducted from the debit card. When the level of prepaid gas units drops to a certain level (currently pre-set at three cubic meters), the gas meter will produce a sound signal to remind the customer to replenish the value stored in the debit card. Over 85% of our residential customers utilize the debit card payment method. This payment method provides significant advantages to us as all gas purchases are prepaid - not at the point of sale or in arrears.

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

Our Business Activities

Our major business activities include development and construction of local gas distribution networks, transport of natural gas from suppliers to our storage facilities in a given operational location, and operating and maintaining our gas distribution networks.

Development

(i) Identifying distribution opportunities in new operational locations:

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

As the piped natural gas supply industry in the PRC is still in the early stages of development, most areas in the PRC are not yet supplied with natural gas even though they may be in close proximity to natural gas sources. Due to the capital intensive nature of new natural gas distribution projects, we are very selective in our choices for new operational locations.

The selection of new operational locations is determined after conducting preliminary evaluations and studies of the target locations and the potential returns on investment. The criteria that are investigated and documented by us for any potential operational location are:

1.	Size and density of the population.

2.	Economic statistics of the targeted locations.

3.	Extent and concentration of industrial and commercial activities.

4.	New property development in the target location.

5.	Projected levels of connection fees and gas usage charges.

6.	Extent of the local government’s commitment to environmental protection, environmental policies in place, and the local population’s awareness of environmental issues.

7.	Likelihood of obtaining exclusive operational rights and preferential tax and government fee treatment.

8.	Types of gas supply (piped natural gas, CNG or LNG) and methods of delivery. CNG trucks are deployed if the gas source, or long distance pipeline, is located within 300 km. Generally, LNG trucks are used if the gas source, or long distance pipeline, is located beyond 300 km.

9.	For an acquisition of existing natural gas projects, the cost of acquisition, quality of assets and/or business are also valued. In addition, the liabilities of the business are analyzed along with any other perceived or actual problems encountered.

Based on the findings of the investigation, our business development team will decide whether to make a recommendation to management for approval to proceed with discussions and negotiations for a new project. We have conducted dozens of preliminary evaluations since our inception in 2003.

(ii) Securing a new operational location. Once we have approved a potential natural gas distribution project in an operational location, we normally set up a local independent subsidiary, also known as a project company, to administer the project for its lifetime. We then prepare and submit a detailed gas project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply gas to that location, proposed connection fees and gas usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in the operational location. Concurrently, we begin actively seeking out potential customers in the operational location and negotiating the terms of supply contracts with the aim of entering into supply contracts as soon as possible with such customers.

(iii) Construction.

(a) Design stage. The design of the gas pipeline infrastructure for a natural gas distribution project includes the processing stations, the local pipelines and other ancillary facilities such as gas storage tanks. This is carried out by a government approved design institute in accordance with our requirements and specifications. It also takes into account the local population size, the development of the economy, the utilization of energy resources and the environmental conditions. The master design is subject to approval by the local city construction department. The design stage normally takes two to three months.

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

For a given operational location, although the gas pipeline infrastructure is designed to cover the entire operational location, our construction program focuses on early gas delivery to areas of concentrated customer demand within such operational location. This ensures that natural gas supply can begin as soon as the essential gas pipeline infrastructure and facilities such as the processing stations are completed. Construction work in a target area, which typically takes two to five years, will gradually extend to cover the whole operational location.

Operation

Once the necessary gas pipeline infrastructure is in place in a given operational location, we begin the design and construction of the branch pipelines and customer inlets pursuant to the gas supply contracts with our customers. The designs of the branch pipelines and customer inlets are normally prepared by us, reviewed by a government approved design institute, and carried out by external contractors. Upon completion of the construction of the branch pipelines and the customer inlets in the operational location, we begin to supply and sell natural gas and related services to customers within the operational location pursuant to supply contracts with such customers. The natural gas to be supplied to the residential or industrial customers is carried by trucks containing CNG or LNG to our storage facilities for storage, decompression and gasification. From those storage facilities, the gas is transported through our pipeline system to our end users.

Intellectual Property

We have developed a proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it.

In 2011, six Certificates of Utility Model Patents were granted to Beijing Gas by the State Intellectual Property Office of the People’s Republic of China.

We own and operate a website under the internet domain name www.sino-gas.com.

Research and Development

We have full-time employees engaged in company-sponsored research and development efforts. These employees specialize in the fields of energy, mechanical and electrical engineering. Areas that are targets of our ongoing research and development activities include:

•	Methodology and practices to increase operating efficiency and safety standards.

•	Expansion of the applications for natural gas, such as gas-fuelled air conditioners, washing machines and dryers, and the use of CNG in motor vehicles.

•	Improvements in gas storage and transportation systems, with an emphasis on the reduction of the size of the storage facilities.

On October 28 of 2011, Beijing Gas was re-certified to be a High Tech Company of Beijing (GF201111001905) for three more years.

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

Our sales and marketing staff at our operational locations target residential customers by working with local neighborhood committees and government agencies. In addition, they coordinate with our national office to target industrial customers and local developers. We establish a project company at each operational location and the local sales and marketing team for each project company works together with the main office team to structure an appropriate plan accommodating the specific needs and conditions of the operational location. Our marketing team plays an active role in lobbying the relevant government authorities during the negotiation process.

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

Residential Customers

Natural gas is primarily used by residential owners for cooking as well as water and space heating. We market directly to property developers, government departments and organizations, private companies and state-owned enterprises, as these entities enter into master supply contracts with us for the connection of gas to all the units within a residential development (new or existing, owned by such entities or their respective employees). These entities are responsible for making or facilitating collection of the advance payment of connection fees. Gas usage charges are paid by the individual end users. For new residential developments, connection fees are usually paid in installments, with 30% paid within a certain number of days after the start of each project, 30% paid at milestones set out in the contracts, 30% paid upon completion, and the final 10% is paid as a guarantee used to incentivize quality workmanship from the developer and is normally received after one year.

We also perform gas connection services to existing buildings formerly without piped natural gas supplies. Representatives of the buildings will consult individual households as to whether they wish to have a piped natural gas supply and will coordinate the collection of connection fees from the end users on our behalf. Both connection fees and gas usage charges are payable in advance by the individual end users. We build pipelines to connect these customers to our gas storage facilities and supply gas at market price after receiving payment. The inlets that are located inside the home are owned by the end users, and come with a one-year quality guarantee from us. We maintain the pipelines outside the end users’ homes. The contracts are generally renewable on a yearly basis.

At present, we have approximately 234,749 end users in Beijing, Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers in 2011 and 2010, who are developers or owners of residential areas, are shown below:

	Percentage of Connections Fees for the year ended December 31,
Customers	2011	2010
ChangBaiShan International Resort Development Co., Ltd.	17.03%	5.03%
LanAnLiShe Real Estate Co., Ltd.	2.97%	4.36%
Oriental Sun City Real Estate Co.Ltd	2.60%	3.67%
Baishan Coal Mining Management Center	1.91%	1.97%
Chengguan Xinji Gas Co., Ltd.	4.32%	1.76%
Total	28.83%	16.79%

Industrial and Commercial Customers

Our industrial customers use natural gas primarily for heating, air conditioning, water heating and cooking purposes. The customers we target include manufacturers, owners of hotels, restaurants, office buildings, shopping centers, hospitals, educational establishments, sports and leisure facilities and exhibition halls. Natural gas has a wide variety of applications for industrial customers such as fuelling industrial boilers, furnaces, ovens, incinerators, foundries and steamers as well as water and space heating in staff canteens and dormitories within the industrial customers’ premises. We enter into supply contracts with these customers for the distribution of gas to their premises, and both connection fees and gas usage charges are borne by such customers.

The table below presents information about our top five industrial customers for 2011 and 2010:

	Percentage of Sales Fiscal year ended December 31,
Customers	2011	2010
Hebei Zhong Gang Steel	22.88%	19.41%
PetroChina Qingxian Special Oil Pipe Equipment	4.58%	2.94%
PetroChina Bohai Drill Pipe Equipment	0.98%	2.59%
Elite (Lang Fang) Textile	0.83%	1.73%
PetroChina Bohai Anticorrosive Equipment	0.52%	1.07%
Total	29.78%	27.74%

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Generally, approximately 84.3% of the natural gas we purchase is CNG, approximately 2.3% is LNG, and approximately 13.4% is pipeline NP.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhong Yuan Lu Neng Advanced Technology Ltd. Co. (“Henan Zhong Yuan”), a subsidiary of SinoPec. Historically, we have purchased the majority of our CNG from North China Oilfield and the majority of our total purchases of LNG from Henan Zhong Yuan. Our Supplier of NG via pipeline has been Petro China Kunlun Gas’s subsidiary in Xuzhou, Jiangsu province.

We have supply contracts (with terms from one to three years renewable but no fixed price, which price is set indirectly by the PRC National Development and Reform Commission (the “NDRC”) irregularly and can be passed along to the end customers) with these suppliers. To prepare for growth, we have also entered into agreements with new suppliers to meet our growing demands. These contractual relationships with our suppliers allow us to pursue natural gas distribution projects in a wide range of operational locations.

The wholesale price of natural gas is agreed upon between the suppliers and us with reference to the wellhead price which is determined by the NDRC with approval from the PRC State Council, distance of transportation, purification fees and the supplier’s operating costs. The wellhead price of natural gas is determined with a 10% allowance for upward or downward adjustments as a result of negotiations between suppliers and distribution companies. Generally, we are only required to pay for the actual quantity purchased and there is no penalty should we purchase less than the stated amount.

Piping, Machinery and Equipment

Piping, machinery and equipment constitute 60-70% of our construction expenditures. We purchase such supplies through a bidding process, which is administered by the procurement committee. Potential suppliers are evaluated on their proposed terms including technical specifications, price, payment terms and post-sale services. The procurement committee keeps a scoring system based on these parameters. After validation of the various suppliers’ services and capabilities for stable supply, we acquire the needed materials and parts from the supplier offering the best terms.

Domestically we purchase pipes of various size and thickness according to specifications that comply with PRC standards and regulations for installation in different segments of our natural gas pipeline infrastructure. Payments for equipment, pipes and machinery are purchased with credit terms ranging from 30 to 90 days. We generally do not purchase gas appliances, except gas meters, which we purchase in bulk directly from manufacturers in China. We also provide repair and maintenance services for the gas appliances supplied. We generally provide a one-year warranty on our gas distribution system to our customers, during which time we provide free check-ups of the pipeline and repair for any appliances we provided.

Competition

Since our inception, we have focused on supplying natural gas to small and medium sized cities in the PRC where the average urban population is below 300,000, where the natural gas penetration rate is typically 0%, and where we are able to obtain exclusivity for natural gas distribution from the local government. In entering into these small and medium sized cities, we are generally authorized to be the sole supplier of natural gas by the local governments pursuant to franchise agreements for a typical term of 25 to 30 years. This differs from the bigger natural gas distribution companies which have focused on a few areas with large populations. The larger cities are very competitive markets that tend to offer less flexibility for advantageous pricing arrangements. Due to our smaller city focus where the operating cost is low and competition is much less intense, we believe we generate profit margins and returns at or above industry-average levels.

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared the 34 natural gas distribution systems that we operate; therefore, we believe we are one of the largest players among our peer businesses that target the natural gas market in smaller cities.

Based on the division of the administrative districts in the PRC as of December 31, 2011, it has been estimated that there are approximately 2,862 smaller cities in the PRC with urban dwellers in the city proper between 100,000 to 300,000. Among them, approximately 800 smaller cities have the potential to be supplied with natural gas.

The following are our natural gas competitors in China:

	Ticker	2010 Revenue (in US$ millions)	2010 Net Income (in US$ millions)
Towngas China Co., Ltd. (Panva Gas) (1)	1083.HK	384	63
ENN Energy Holdings Limited (Xinao Gas Holdings Ltd.) (2)	2688.HK	1780	160
China Gas Holdings Limited(3)	0384.HK	1315	113

(1) Towngas China Company Ltd., formerly Panva Gas Holding Limited, is a supplier of gas, including liquefied petroleum gas (“LPG”) and natural gas in eight Chinese provinces, where over 40 companies of the group are providing gas fuel services.

(2) ENN Energy Holdings Limited, formerly Xinao Gas Holdings Limited, is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped and bottled gas in China with operations in four divisions: gas connection, sales of piped gas, distributions of bottled LPG and sales of gas appliances.

(3) China Gas Holdings Limited (“China Gas”) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment in and operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (“LNG”) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

In December of 2011, Xinao Gas together with SinoPec announced their plan to acquire China Gas for 16.7 billion Hong Kong dollars. This acquisition is one example of a trend of consolidation in the gas distribution sector.

Safety and Quality Control

Safety Control

We are focused on safety, have implemented a safety system and have set up a safety department to oversee safety issues for all of our operations. We carry out routine inspections of our branch pipelines, customer inlets, gas meters and gas appliances at the customers’ premises twice annually. These semi-annual inspections are free unless major repairs are required in which case we charge the customers for labor, replacement parts and other materials used in the repairs.

We believe in educating users about safety procedures. Before gas is actually supplied, we provide a thorough explanation of safety procedures to end users, hold regular seminars, and distribute brochures and booklets on safety. We have a 24-hour telephone help line for inquiries and reporting of emergency matters.

In order for us to monitor the operations of the pipelines for abnormal gas usage, gas leaks, or any other irregularities, we collect information about the temperature, pressure and volume of gas from key points along the local pipelines. The information is collected at the control center located at the head office of each operational location for analysis. We use process control instruments known as Supervisory Control and Data Acquisition Systems, in which a number of small detectors are installed along the pipelines to collect information and that data is then processed electronically in real time at the control center. Each project company conducts a major inspection of its pipelines, processing station(s) and other equipment at least once annually. If gas leaks or any other irregularities are detected, we will take remedial action immediately.

Due to the strict implementation of safety control procedures, there have been no major accidents that have resulted in serious injury or death since our inception.

Quality Control

Quality control begins in the design and construction phase of the natural gas supply infrastructure. Our quality control team regularly makes inspection visits and conducts tests to ensure that any construction work conforms to our standards as well as national and local regulations.

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

We maintain social insurance for our staff and employees in accordance with relevant requirements under PRC law. We provide D&O insurance for our directors and officers.

Government Regulations

Pricing Regulations

We purchase natural gas from natural gas wholesalers, which are state-owned enterprises and which must comply with PRC natural gas pricing regulations. The wholesale price of natural gas payable by distribution companies, such as Beijing Gas, to the suppliers of natural gas is comprised of three components, the wellhead price, the pipeline transportation tariff and the purification fee. The wellhead price is fixed by the NDRC, with a 10% allowance for upward or downward adjustments for negotiation between suppliers and distribution companies. The pipeline transmission tariffs are determined by reference to the investment costs of the relevant long distance pipeline, depreciation, wear and tear and the distance of delivery. The purification fee is based on the actual purification costs of the suppliers. Both the pipeline transmission tariffs and the purification fee must also be approved by the NDRC.

The price we charge our residential customers for natural gas is based on the wholesale price plus cost and a profit margin of 10% to 15%. This price must be approved by the local price bureau.

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

As of December 31, 2011, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We believe failure to obtain such permits in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standards Bureau and those set by the Fire Safety Bureau of the PRC Ministry of Public Security effective in May 1991. According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including standards for the handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by the relevant local authorities. As of December 31, 2011, most of our project companies have received such certificates. We believe failure to obtain such certificates in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project locations should obtain an environmental assessment report which assesses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of December 31, 2011, most of our project companies have obtained such reports. We believe failure to obtain such reports in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

Income Taxes

Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 33%. However, Beijing Gas is in the natural gas industry, whose development is encouraged by the government. PRC income tax regulations provide that any company operating in the natural gas industry enjoys a favorable tax rate. In addition, Beijing Gas has been approved as a high technology company and as such has been enjoying preferential income tax treatment under the PRC’s income tax policies. Under these policies, Beijing Gas was exempt from corporate income taxes for the first two years commencing from its first profitable year, and thereafter was entitled to a 50% tax reduction for the succeeding three years. Our first profitable tax year was 2003. Accordingly, our income was subject to a reduced tax rate of 7.5% from 2005 to 2007. Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether the enterprise is domestic or foreign. However, the PRC government has established a set of transition rules to allow enterprises that had already begun to enjoy tax exemptions prior to January 1, 2008 to continue enjoying the tax exemptions until fully utilized. The subsidiaries of Beijing Gas are currently subject to effective rates of 15% - 25%.

Foreign Currency Control

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of GAS (BVI) and Sino Gas under Chinese law as offshore special purpose companies, or SPCs. These regulations would prohibit Beijing Gas from distributing dividends or profits to GAS (BVI) and/or Sino Gas as SPCs unless we comply with the registration requirements set forth by SAFE. As of the date hereof, Mr. Liu Yu Chuan, our President, Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE and was issued a SAFE certificate in August 2006. We are in the process of determining whether there are additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise.

Employees

As of December 31, 2011, we had approximately 518 full-time employees, including approximately 60 management personnel, and 458 employees in finance, accounting, and operations.

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

Our employees in China participate in a state pension organized by Chinese municipal and provincial governments. We are required to contribute to the pension fund at the rate of 20% of the average monthly salary of the employee. In addition, we are required by Chinese law to provide employees in China with other types of social insurances. Our total contribution may amount to 30% of the average monthly salary of an employee. We have purchased social insurances for all of our employees.

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

Risks Related to Our Business

Disruptions in the capital and credit markets related to the recent national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The recent disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to capital needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

We are dependent on supplies of natural gas to deliver to our customers.

The basic business model of our business is to purchase natural gas from our suppliers, and sell such natural gas to our industrial and residential customers.

We do not own natural gas reserves and we depend on a small number of suppliers. While we typically enter into multiple-year gas supply contracts with our suppliers, the supply contracts are subject to review every twelve months. If key terms of these supply contracts are changed after the annual review, or if our suppliers breach any of the key terms of the supply contracts, we may not be able to deliver natural gas to our customers. While we have not experienced any shortage of supply in the past, we cannot assure you that natural gas will continue to be available to us. In the event that our current suppliers are unable to provide us with the natural gas we require, we may be unable to find alternative sources, or find alternative sources at reasonable prices. In such an event, our business and financial results would be materially and adversely affected.

If it were determined that our spin-off of Pegasus Tel, Inc. in August 2008 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material, adverse effect on our cash flow, financial condition and prospects.

We may have inadvertently violated the federal and state securities laws in connection with our spin-off of Pegasus Tel., Inc. (“Pegasus”) to our stockholders in August 2008. As we previously reported, on August 18, 2008, we consummated a spin-off of Pegasus, a Delaware corporation and a wholly-owned subsidiary of Sino Gas, to Sino Gas’ stockholders of record as of August 15, 2008 (the “Spin-off”). In connection with the Spin-off, on May 7, 2007, Sino Gas caused Pegasus to file a Registration Statement on Form 10-SB (File No.: 0-52628) with the SEC to register the Pegasus common stock under Section 12(g) of the Securities Exchange Act of 1934 and, on November 28, 2007, Sino Gas filed with the SEC an Information Statement on Schedule 14C to inform shareholders of record that it was effecting the Spin-off. The ratio of distribution of the Spin-off was one share of common stock of Pegasus for every twelve shares of common stock of Sino Gas (1:12). Fractional shares were rounded up to the nearest whole-number. An aggregate of 2,215,136 shares of Pegasus common stock were issued pursuant to the Spin-off to an aggregate of 167 Sino Gas stockholders.

In the course of its review of our Registration Statement on Form S-1, the staff of the SEC provided comments requesting further information about the Spin-off and indicated its concern that the Pegasus Shares may have been issued without proper registration or an available exemption from registration. Under Staff Legal Bulletin No. 4 (“SLB 4”) promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when the following five (5) conditions are met: (i) the parent shareholders do not provide consideration for the spun-off shares; (ii) the spin-off is pro-rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose for the spin-off; and (iv) if the parent spins-off “restricted securities,” it has held those securities for at least two years.

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

A finding that the issuance of the Pegasus Shares was in violation of federal or state securities law could also give certain current and former holders of the Pegasus Shares a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act. In general, this remedy allows a successful claimant to sell its shares back to the parent company in return for their original investment.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required or one or more other claims were successful. Also, we can give no assurance that the damages resulting from any such action or claims would not have a material, adverse effect on our cash flow, financial condition or prospects. As of the date of this Annual Report on Form 10-K, we are not aware of any pending or threatened claims that the Spin-Off violated any federal or state securities laws.

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

The price of natural gas is subject to uncertain government regulations and market conditions in the PRC that are subject to change or fluctuation. While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we can not assure you that the price of natural gas will not vary significantly in the future. Numerous factors, most of which are beyond our control, drive the price and supply of natural gas. Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations. Ongoing wars, conflicts, and uncertain international political conditions could drive the price of natural gas upwards, thus reducing our profit margins from sales of natural gas to our customers. Any production restrictions imposed by OPEC on crude oil or natural gas could also reduce the available inventory of natural gas and drive prices upwards, reducing our profits. The price at which we sell to customers is subject to approval by the Chinese government and is heavily regulated. Although in the past three years there were no significant changes in regulations, we cannot assure you this will be the case in the future. Also, any changes in PRC governmental regulations, such as labor laws regarding minimum wage could materially and adversely affect our profits.

Our success depends on our ability to identify and develop operational locations and negotiate and enter into favorable franchise agreements with local governments at the operation locations.

Our success depends on our ability to identify new operational locations in small-and -medium-sized cities in China and negotiate and enter into favorable franchise agreements with local governments that grant us long-term exclusive rights to develop natural gas distribution networks and supply natural gas in the operational location. Our failure to identify and develop new operational locations and obtain the exclusive rights to develop the associated natural gas distribution networks and distribute natural gas in such operational locations would curb our revenue growth and may adversely impact our financial condition and operating results.

Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with a large quantity of end users.

Our success depends on our ability to obtain large industrial supply contracts and master residential supply contracts with a large quantity of end users. Our failure to obtain large industrial supply contracts and master residential supply contracts with a large quantity of end users will adversely affect our revenues and our growth potential and may adversely impact our financial condition and operating results.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our business is capital intensive. Our continued growth is dependent upon our ability to generate more revenue from our existing distribution systems and to raise additional capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund the construction and installation of natural gas distribution networks for our customers under existing contracts and for new customers. In order to expand our operation, we expect that we will need additional financing from debt financings or equity financings for acquisitions and expansions. Our ability to obtain needed capital at any time may depend on a number of factors, including our financial condition and results of operations, the condition of the PRC economy and the natural gas industry in the PRC, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability.

We may not be able to effectively control and manage our growth.

From August 2003 to December 2011, we entered into 29 franchise agreements to provide natural gas, and we expect that we will secure more franchise agreements in the years to come.

If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding natural gas distribution networks and service offerings and in integrating acquired businesses with our own. Our business expansion has resulted, and will continue to result, in substantial demands on our management, operational, technological and other resources. To manage and support our growth, we must improve our existing operational, administrative and technological systems and our financial and management controls, and recruit, train and retain additional qualified technical and management personnel as well as other administrative and sales and marketing personnel. We cannot assure you that we will be able to effectively and efficiently manage the growth of our operations, recruit and retain qualified technical and management personnel and integrate new operational locations into our business. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse impact on our financial condition and results of operations.

The nature of our natural gas operations is highly risky and we may be subject to civil liabilities as a result of our gas operations.

Our natural gas operations are subject to potential hazardous accidents related to the gathering, processing, separation, storage and delivery of natural gas, such as pipeline ruptures, explosions, product spills, leaks, emissions and fires. These potential hazardous accidents can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in suspension or shutting down of operations at the affected facilities of residential areas. Consequently, we may face civil liabilities in the ordinary course of our business. These liabilities may result in us being required to make indemnification payments in accordance with the applicable contracts and regulations. At present, we do not carry any insurance to cover such liabilities in the ordinary course of our business. Although we have not faced any civil liabilities related to such accidents since we started our current line of business, there is no assurance that we will not face such liabilities in the future. If such liabilities occur in the future, they may adversely and materially affect our operations and financial condition.

Changes in the regulatory environment could adversely affect our business.

The distribution of natural gas to industrial and residential customers and operation of filling stations are highly regulated industries in the PRC requiring, among other things, registration with the government for the issuance of licenses. For example, to operate in our line of business, we are required to obtain and maintain licenses such as the Natural Gas Business License and the franchise Business License. In addition, there are various standards, which are regulated by the government that must be met for filling stations including those for the handling and storage of natural gas, tanker handling, and compressor operation. The costs of complying with regulations may increase, and such increases may in turn harm our business. Furthermore, future changes in environmental laws and regulations in the PRC could occur that could result in stricter standards and enforcement, larger fines and liabilities, and increased capital expenditure requirements and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

We may not be able to effectively protect our proprietary technology, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. At present, we use an unpatented proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yu Chuan Liu, and another individual who is not associated with our company. We cannot assure you that we are and will be able to effectively protect our technology, or that our current or potential competitors do not have and will not obtain or develop a similar compression process. The occurrence of any such event could harm our business and competitive position.

Implementation and enforcement of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other developed countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce our rights, or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditures of cash and management resources and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, and business prospects.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

At present, we use an unpatented, proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yu Chuan Liu, and another individual who is not associated with our company. In developing the process, we did not obtain and have not obtained authorization from such individual to use the patented technology. We believe that the technology we use is significantly improved and is distinguishable from the original patented technology, and any infringement claim related to the original patented technology would be unlikely to succeed. However, we cannot assure you that our assessment is and will be correct. In addition, as litigation becomes more common in the PRC for resolving commercial disputes, we face a higher risk of being the target of intellectual property infringement claims. Determining the validity and scope of claims relating to natural gas compression technology and the patents to related devices and machines involves complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability, including damage awards to third parties, court orders requiring us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing us from providing gas services to our customers as required by various contracts we entered. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchases or use of our products until resolution of such litigation.

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

We have a limited operating history. We commenced our current line of business of offering natural gas to customers in certain cities in China in 2003. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues and profits have grown since we started our current business, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	raise adequate capital for expansion and operations;

•	implement our business model and strategy and adapt and modify them as needed;

•	increase awareness of our brands, protect our reputation and develop customer loyalty;

•	effectively manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control over our expenses; and

•	anticipate and adapt to changing conditions in the natural gas utility market in which we operate as well as the impact of any changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We do not have key man insurance for our Chairman and CEO, Mr. Liu, on whom we rely for the management of our business.

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

In addition, our future success also depends upon the continuing services of the other members of our senior management team, including our Marketing Director, Zhi Min Zhong; our Vice President and Chief Engineer, Shu Kui Bian; and our Principal Accounting Officer Baoling Wang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel in our line of business is intense in China, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failures could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property equipment insurance does not cover the full value of our equipment, which exposes us to risk in the event of loss or damage to our properties or claims filed against us.

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

Currently, we provide one year service warranty for end user equipment, such as gas indoor pipes and gas meters after we have installed the gas distribution systems and commenced gas supply for them. The warranties require us to repair and replace defective components. Since we started our current line of business, we have received a very limited number of warranty claims for our products and those that we have received have only involved minor repairs and were of immaterial value. Consequently, the costs associated with our warranty claims have historically been very low. Therefore, we have not established any reserve funds for potential warranty claims. However, if we experience any increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

Risks Related to Doing Business in the PRC.

China-based companies listed on U.S. stock exchanges have increasingly become the subject of negative media reports. These reports often focus on discrepancies between financial information set forth in such a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. The price of our common stock may be adversely affected if we are associated with such companies or become the subject of such negative media reports. During the second half of 2010 and continuing into 2011, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information. Many of these reports appear to have been based, at least in part, on discrepancies between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. If we are associated with companies that are the subject of negative media reports because our operating entities are based in China or otherwise, or if we become the subject of such a report, the price of our common stock may be adversely affected.

Moreover, we can offer no assurance that the financial information set forth in our filings with the U.S. SEC will be substantially similar to the financial information set forth in the filings that our subsidiaries are required to make with the PRC’s States Administration for Industry and Commerce, because the financial information:

(1)         we are required to include in our filings with the U.S. SEC is prepared in accordance with U.S. GAAP, whereas the financial information that our subsidiaries are required to include in their filings with the PRC’s State Administration for Industry and Commerce is prepared in accordance with PRC GAAP;

(2)          included in our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce does not reflect our consolidated financial information as a whole; and

(3)          in our subsidiaries’ filings with the PRC’s State Administration for Industry and Commerce may relate to different periods compared to the financial information set forth in our filings with the U.S. SEC.

Any discrepancies between the financial information we disclose in our U.S. SEC filings and the financial information set forth in the filings that our subsidiaries are required to make with the PRC’s State Administration for Industry and Commerce due to the above factors, or otherwise, may be identified by short sellers or media who may publish negative claims or suggestions about us or our financial results, which could negatively affect the price of our common stock.

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

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and economically.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions in the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this mandate, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies by the PRC government could adversely affect our interests include but are not limited to the following: changes in laws, regulations or the interpretations of laws and regulations, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly changed, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

We conduct substantially all of our business through our subsidiary, Beijing Gas, established in China. Beijing Gas is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of new laws or regulations, or new interpretations of existing laws and regulations. Beijing Gas and any future PRC subsidiaries are considered foreign invested enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations governing foreign invested enterprises. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

We are a holding company. All of our operations are conducted in the PRC and all of our revenues are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The use of natural gas for commercial and residential consumption in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy that may affect demand for natural gas. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for natural gas and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and an increase in inflation. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In the past, in order to control inflation, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns with respect to the Chinese economy. In 2007, the People’s Bank of China raised the interest rates again. Repeated increases in interest rates by the central bank would likely slow economic activity in China, and could, in turn, materially increase our costs and also reduce demand for our products and services.

Beijing Gas is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the state of Utah and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of retained earnings, as determined in accordance with PRC accounting standards and regulations. In general, “retained earnings” has the same meaning under both US GAAP and PRC accounting standards, except that under PRC regulations, a minimum of 10% of net profits after tax has to be set aside as a reserve fund. The upper limit of the reserve fund is 50% of the total registered capital of the Company. Only after the requirements for a set-aside reserve fund are satisfied can dividends be paid out of retained earnings. Thus, the impact of such set-aside reserve fund on the Company is a restriction upon the Company’s ability to pay dividends to shareholders. For the most recently completed fiscal year, we have satisfied the set-aside reserve fund requirement and dividends could have been paid out of retained earnings. However, this year, we do not have plans to distribute dividends. Our subsidiaries and affiliated entities in China, according to PRC accounting standards and regulations, are also required to set aside a 10% of their after-tax profits to fund certain reserve funds. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. See “Government control of currency conversion may affect the value of your investment” herein. Furthermore, if our subsidiaries or affiliated entities in China incur debts on their own in the future, the instruments governing such debts may restrict their abilities to pay dividends or make other payments. If the company or its operating subsidiary is unable to receive the revenues due from our operations, we may be unable to pay dividends on our common stock. As of now, we have not attempted to distribute or remit any dividends from our subsidiaries in China and therefore, we have not experienced restrictions.

Governmental control of currency conversions may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, the Chinese currency, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions and interest payments, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into a foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

The value of the RMB against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. Dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. Dollars for the purpose of making dividend payments or for other business purposes and the U.S. Dollar appreciates against the RMB, the amount of U.S. Dollars we would receive after conversion would be reduced. In addition, the depreciation of significant U.S. Dollar denominated assets could result in a charge to our income statement and a reduction in the value of those assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an over 30% appreciation of the RMB against the U.S. Dollar between July 21, 2005 and March 21, 2012. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar.

The discontinuation of any preferential tax treatment currently available to us and the increase in the enterprise income tax in the PRC could in each case result in a decrease of our net income and materially and adversely affect our results of operations.

 The PRC government has provided various incentives, including reduced tax rates and other measures, to foreign-invested enterprises and domestic companies operating in national level economic and technological development zones. For example, Beijing Gas, which is registered and operating in a high-tech zone in Beijing, has been qualified as a “high or new technology enterprise.” As a result, it is entitled to a preferential enterprise income tax rate of 15.0% so long as it continues to operate in the high-tech zone and maintains its “high or new technology enterprise” status. Beijing Gas received a two year exemption from the enterprise income tax for its first two profitable years of operation, which were 2003 and 2004. Beijing Gas was thereafter entitled to a preferential enterprise income tax rate of seven and a half percent for the succeeding three years (with an exceptional tax rate of nine percent for 2005), which expired on December 31, 2007. However, we cannot assure you that the current preferential tax treatments and the current level of the enterprise income tax enjoyed by our PRC operating subsidiary will continue. Also any legislative changes to the tax regime could discontinue any preferential tax treatments we receive and increase the enterprise income tax rates applicable to our principal subsidiaries in the PRC. For example, the PRC Enterprise Income Tax Law (the “EIT Law”), was enacted on March 16, 2007. Under the EIT Law, effective on January 1, 2008, China adopted a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and revoked the current tax exemptions, reductions and preferential treatments applicable to foreign-invested enterprises. However, the current preferential tax rate of 15.0% applicable to high and new technology enterprises and the current preferential tax treatments for all enterprises (including foreign-invested enterprises) will be grandfathered for a period of five years following the effective date of the EIT Law (until January 1, 2013). The EIT Law applies to all of our PRC operating subsidiaries, including Beijing Gas, which is currently both a high and new technology enterprise and a foreign-invested enterprise. Any future increase in the enterprise income tax rate applicable to our PRC operating subsidiaries or other adverse tax treatments, such as the discontinuation of preferential tax treatments, would have a material adverse effect on our results of operations and financial condition.

Dividends payable by us to our foreign investors may become subject to withholding taxes under PRC tax laws.

Under the EIT Law, dividends payable to foreign investors which are “derived from sources within the PRC” may be subject to income tax at the rate of 20% by way of withholding. Since we are a holding company and substantially all of our income will come from dividends that we receive from our PRC subsidiaries, dividends that we declare from such income may be deemed “derived from sources within the PRC” for purposes of the EIT Law and therefore subject to a 20% withholding tax. While the EIT Law stipulates that such taxes may be exempted or reduced, , it is unclear under what circumstances, and to what extent, such tax would be exempted or reduced. One example of a limitation on the 20% withholding tax is the way in which, pursuant to a treaty for the avoidance of double taxation, income tax levied by the PRC authorities on U.S. investors may not exceed 10% of the gross amount of the dividends, provided that we are deemed to be a PRC resident enterprise under the new tax law. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, the value of your investment in our common stock may be materially and adversely affected.

Gains on the sales of our shares may become subject to PRC income taxes.

Under the EIT Law, our foreign corporate shareholders may be subject to a 20% income tax upon any gains they realize from the transfer of their shares, if such income is regarded as income from “sources within the PRC.” What will constitute “sources within the PRC” and whether or not there will be any exemption or reduction in taxation for our foreign corporate investors, however, are unclear. If our foreign shareholders are required to pay PRC income tax on the transfers of their shares, the value of your investment in our common stock may be materially and adversely affected.

Recent PRC State Administration of Foreign Exchange (“SAFE”) regulations regarding offshore financing activities by PRC residents, have undergone frequent changes that may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategies. A failure by our shareholders who are PRC residents to file any required applications and or documentation pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burdens we face.

In October 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE for direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as a “SPC”, intends to acquire a PRC company, such acquisition will be subject to strict examination by SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. Gas (BVI) is deemed a SPC under these SAFE regulations. As such, our shareholders who are PRC residents must comply with the registration and disclosure requirements provided under the SAFE regulations. Mr. Yu Chuan Liu, our Chairman and Chief Executive Officer, has completed the registration with the SAFE and was issued a certificate by SAFE for Beijing Gas in August 2006. We have determined that there are about a dozen additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

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

At any given time, most, if not all, of our directors and officers reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

We may face obstacles from the communist system in the PRC.

Foreign companies conducting operations in PRC face significant political, economic and legal risks. The Communist regime in the PRC, which includes a cumbersome bureaucracy, may hinder western investment.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted western styles of management and financial reporting concepts and practices or modern banking, computing and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing managerial, legal and financial controls, collecting financial data and preparing financial statements or accounting and corporate records and instituting business practices that meet western standards.

Risks Related to Our Common Stock.

Yuchuan Liu, our chairman and chief executive officer, beneficially owns a significant percentage of our outstanding common stock and, as a result, he has significantly greater influence over us and our corporate actions related to our public shareholders and his interests may not be aligned with the interests of other shareholders.

As of December 31, 2011, our co-founder and chief executive officer, Mr. Liu, beneficially owned approximately 20.9% of our outstanding shares of common stock. Mr. Liu is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Liu has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Liu, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary in the PRC. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. Dollars or other hard currencies and other regulatory restrictions.

There is currently a limited trading market for our common stock.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). However, our bid and asked quotations have not regularly appeared on the OTCBB for any consistent period of time. There is no established trading market for our common stock and our common stock may never be listed for trading on any stock exchange or included on any other quotation system. You may not be able to sell your shares due to the absence of a trading market.

Our common stock may be considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share, we have net tangible assets of $2,000,000 or less, or if we fall below certain other thresholds, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination regarding the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices and disclosure of the compensation received by the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, our subsidiaries are located in non-U.S. jurisdictions, we conduct most, if not all, of our operations in China, and all of our officers reside outside the United States.

We conduct substantially all of our operations in China through our wholly owned subsidiaries in China. Most, in not all, of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers. As a result of all of the above, our public stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely within the United States.

A large number of shares will be eligible for future sale and may depress our stock price.

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a total number of 21,362,446 shares of Common Stock.As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock. On February 11, 2010, our registration statement on Form S-1, registration no. 333-147998 was declared effective by the SEC, pursuant to which 5,705,138 shares of our common stock are eligible for sale through the registration statement.

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

Currently our outstanding warrants includewarrants to purchase 3,898,687 shares of common stock accompanying 8% senior secured convertible notes at $0.744 per share. Under the existing warrants, 3,898,687common shares will need to be issued by us if the warrant holders decide to exercise the warrants. If this happens, the investment of our current shareholders would be significantly diluted.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have offices at all of our operational locations. The facilities are added with each new project or operational location as part of the execution of the project.

All land in China is owned by the state. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. A “land use right” allows the holder the right to use the land for a specified long-term period of time and confers to the holder all the incidents of ownership of the land during that period. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. This period may be renewed at the expiration of the initial term and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We hold land use rights for two parcels of land registered under their names, and lease land use rights from third parties for additional parcels of land that are used for its gas distribution projects. In addition, we lease office buildings and warehouse facilities for our business operations.

Set forth below is the detailed information regarding these land use rights registered under the names of Beijing Gas or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of Issuance or Grant	Expiration Date

Beijing Gas	South side of Huang He Road, Cai Yuan Town, Wu Qiao County Wu Guo Yong (2003) Zi Di Chu No. 208	Commercial use	1,520	November 25, 2003	November 25, 2043

Yu Tian Country Zhong Ran Wei Ye Gas Ltd.	Between East side of Yu Zun West Road and South side of Guan Qu, Yu Tian County Yu Tian Guo Yong (2004) Zi Di No. 097	Industrial use	2,674.5	June 8, 2004	May 21, 2054

Xiahuayuan Jinli Gas Ltd.	East side of Xinchen Road in Xiahuayuan District of Zhangjiakou City	Commercial use	3,320	2008	2048

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

As of December 31, 2011, we own 1,635 km of high-pressure underground pipeline. We also own and operate 39 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 31 cars, 23 trucks, 47 containers (3000 m3), 8 containers (4500 m3), and 76 containers (300 m3).

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3. Legal Proceedings

To our knowledge, there is no material litigation pending or threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol SGAS.OB. Since our September 7, 2006 reverse merger with GAS Investment China Co., Ltd. (“Gas (BVI)”), there has been minimal trading activity in our shares. The following table provides the high and low sales prices for our common stock as reported for the past two years.

Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

CALENDAR QUARTER ENDED	HIGHBID(S)	LOWBID(S)
First Quarter of 2010	$1.05	$0.72
Second Quarter of 2010	$0.95	$0.52
Third Quarter of 2010	$0.58	$0.29
Fourth Quarter of 2010	$0.50	$0.38
First Quarter of 2011	$0.59	$0.35
Second Quarter of 2011	$0.51	$0.20
Third Quarter of 2011	$0.39	$0.17
Fourth Quarter of 2011	$0.44	$0.21

As of December 31, 2011, there were 653 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Annual Report on Form 10-K.

Overview

We are engaged in the development of natural gas distribution systems and the distribution of natural gas to residential and industrial customers in small and medium-sized cities in China. We conduct our business through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries.

Beijing Gas is organized as a holding company with four regional subsidiaries in four provinces with each regional subsidiary controlling certain project companies. As of December 31, 2011, Beijing Gas held four regional subsidiaries, Beijing Chengguang Gas (eight project companies and four branch offices in Beijng), Hebei zhongran Weiye Gas Co (ten project companies), Baishan Weiye Gas Co. (one project company), Jiang Su Zhongran Weiye Energy Investment Co. (“Jiang Su Investment”, five project companies in Jiangsu province will be organized as a region under Jiang Su Investment in the near future), and one gas shipping fleet Langfang WeiXianHuoWu Transportation Co. Ltd. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utilities. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhong Ran Xiang Ke Oil and Gas Technology Co. Ltd. (“Beijing Zhong Ran Xiang Ke”), a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

In addition to Beijing Gas, through our 51% owned subsidiary Sino Gas Construction, we hold a 39% equity interest in Qujing Gas Co. Ltd. (“Qujing Gas”), a natual gas distributor that is a PRC joint venture entity engaged in the business of development, investment, operation, management and distribution of natural gas in Qujing, Yunnan province.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment in and operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and its subsidiaries own and operate natural gas distribution systems in 34 small and medium size cities serving approximately 234,749 residential and seven industrial customers. Our facilities include approximately 1,635 km of pipeline and delivery networks with a daily capacity of approximately 130,000 cubic meters of gas.

We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui, Yunnan and Beijing.

Below is our corporate structure as of December 31, 2011:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this prospectus regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from two sources: (i) connection fees for connecting users to our natural gas distribution network and (ii) sales of natural gas. Given the fact that almost all of our connection fees are from new residential apartments, our connection activities are closely related to the development of the real estate industry in our targeted cities in China. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve local residents’ quality of life.

We have experienced high growth of our connection activities since the inception of our business due to the Chinese real estate boom. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. Starting in 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and relaxing bank lending policies. The Chinese government also decided to inject a stimulus package to boost the overall economy, and this stimulus package allocated funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced increased activity in the third and fourth quarters of 2009. However, starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in 1st tier cities and is the effects of those policies spread nationwide during 2011. Moreover, the the Chinese government has been tightening bank lending policies and increasing interest rates, and as a result the capital available to small and medium sized companies was greatly reduced. The effects of these new initiatives from the government, which resulted in lower housing transaction volumes in 2011, are expected to continue in 2012. Because the customers we serve are in the 3rd and 4th tier cities, where housing development is behind the major cities, the slow-down of the housing market did not materially affect our 2011 results, however, we expect the aforementioned slowing trend will spread to the smaller cities in 2012-2013, which could affect our outlook for 2012 and 2013.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the future growth trend of the real estate market will not change because of the continued urbanization in China. Moreover, the Chinese government, at both the national and the local level, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew by 9.2% in 2011, to 47 trillion RMB, exceeding the targeted 8% growth. The GDP growth rate was 8.9% in 4th quarter of 2011 compared to the 9.8% during the fourth quarters of 2010.Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and, due to the increasing pool of residential customers, should maintain stable growth in the future. Gas sales to industrial users are subject to the operating performance of the industrial end user. As we expand into more cities, we expect to add more industrial users in the coming years if sufficient capital is available.

Material Opportunities

The gas distribution market is quite fragmented in the small (population less than 300,000) to medium (population between 300,000 to 1,000,000) sized cities. We are exploring potential project targets. The sizes of the projects vary from small cities to medium-sized cities. Many small-sized city markets are still untapped or undeveloped. The development of these markets is generally considered one of the major growth opportunities for the Company.

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

Material Challenges

There are numerous small-to-medium sized cities still undeveloped, but competition is growing, as there are many small new players in the market attracted by the profitability and growth potential of the business. In addition, we are also facing competition from larger competitors, as large city markets are becoming saturated and our competitors are beginning to expand into smaller cities.

We face limited opportunities to develop into first-tier cities in China, as most are already occupied by other larger gas distributors, such as Xin’ao Gas Co. Ltd. (the largest distributor in China).

Also, potential users in small and medium-sized cities need to be educated about the benefits of natural gas. It takes some time for them to get to know how natural gas can improve their quality of life. This is especially true for new markets, where there is no use of natural gas. Small cities tend to be more reluctant to use new energies than large cities and small city residents tend to depend more on coal, rather than natural gas.

China’s energy market is highly regulated by the government with regards to purchase and sale prices of natural gas. Whenever there is an adjustment to the purchase price by the government, gas distributors increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind the increase in the international markets. The Chinese government has seldom adjusted the price of natural gas and we cannot rule out the possibility of an increase in natural gas prices by the government in the future. Even though we could adjust the sale price accordingly after the increase in purchase price, thereby passing the increase onto the end users, the fact remains that such price increases would make natural gas more expensive, as compared to other alternative energies, and in turn hinder our business development.

Risks in Short-Term and Long-Term

In each of the cities in which we are developing or aiming to develop operations, the real estate market is the major factor that impacts us. Most of our residential customers are new home buyers. If the real estate market turns downward, the demand for new homes could decrease, resulting in fewer natural gas connections, which would negatively impact our business.

To reduce the Company’s dependence on connection fees, the Company is looking at opportunities to diversify its business by expanding into related industries, such as pipelines and gas stations. However, we do not expect to develop into those areas in full in the near future.

RESULTS OF OPERATIONS

Year Ended Dec 31, 2011 Compared to Year Ended Dec 31, 2010

In the year ended December 31, 2011, net revenues were $41,680,718 representing an increase of 29.55% from that of the previous year, and gross profit was $18,308,422, representing an increase of 48.09% from that of the previous year. Operating income in 2011 was $11,144,926, representing a significant increase of 52.94% from the previous year.

	For the 12 months ended December 31,
	2011	2010	Change
	US$	US$	%
Net Revenues	41,680,718	32,174,248	29.55%
Gross Profit	18,308,422	12,363,335	48.09%
Operating Income	11,144,926	7,287,235	52.94%
Net Income	8,190,557	4,041,663	102.65%
Gross Margin	43.93%	38.43%
Net Margin	19.65%	12.56%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2011 were $41,680,718, compared to $32,174,248 for the same period in 2010, representing an increase of 29.55%. The increase was due to the increases of both gas sales, and the connection fees. In 2011, we connected 51,249 new residential households to our gas distribution network, resulting in total connection fees of $21,063,505. Gas sales during the twelve months ended December 31, 2011 were $20,617,213. In comparison, we connected 38,750 new residential households to our gas distribution network throughout 2010, resulting in total connection fees of $13,435,175. Gas sales during the same period in 2010 were $18,739,073.

	For the 12 months ended December 31,
	2011		2010		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	41.68	100%	32.17	100%	29.55%
Connection Fees	21.06	50.54%	13.44	41.76%	56.78%
Gas Sales	20.62	49.46%	18.74	58.24%	10.02%

Our net revenues for the year ended December 31, 2011 increased by 29.55% compared to the same period of last year, which largely resulted from the following factors:

1)	Increase of connection fees from residential customers. We were able to connect more residential households during the twelve months ended December 31, 2011 as compared to the same period of 2010. The new ski resorts in the Jilin Baishan Fusong area resulted in many new building projects in the region that required new natural gas connections. In 2011, the Baishan area contributed $5 million of the total connection fee revenue, increased from $1.4 million in 2010. The Jiansu Suwan area had strong growth of 45%, which contributed $5.8 million in connection fees.

2)	Increase in gas sales. Gas sales to residential users continued to grow significantly with a 31% increase. Gas sales to industrial and commercial customers decreased compared to the previous year. Gas sales are seasonal, the gas sales to residential users are stronger in the winter season due to the use of natural gas for heating.

Connection Fees

Connection fees in 2011 were $21.06 million, representing an increase of 56.78% over the results from 2010. Connection fees in 2011 accounted for approximately 50.54% of total net revenue compared to approximately 41.76% for the same period in 2010. Almost all connection fees in the twelve months ended December 31, 2011 were received from new residential users.

	For the 12 months ended December 31,
(in US$ millions)	2011		2010		Change
	US$	%	US$	%	%
Connection Fees	21.06	100%	13.44	100%	56.78%
Residential Users	17.47	82.92%	13.43	99.98%	30.03%
Industrial and Commercial Users	3.60	17.08%	0.01	0.02%	%

Gas Sales

Gas sales were $20.62 million in 2011, accounting for 49.46% of total net revenue in 2011, representing an increase of 10.02% from 2010. Gas sales to residential users increased 31.11%, from $9.93 million in 2010 to $13.02 million in 2011. Gas sales to industrial and commercial users decreased 13.73%, from $8.81 million in 2010 to $7.60 million in 2011.

	For the 12 months ended December 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gas Sales	20.62	100%	18.74	100%	10.02%
Residential Users	13.02	63%	9.93	53%	31.11%
Industrial and Commercial Users	7.60	37%	8.81	47%	-13.73%

Cost of Revenues

Cost of revenues in 2011, which includes cost of connections and cost of gas sales, was $23.37 million, an increase of $3.56 million, or 17.98%, from $19.81 million in 2010.

	For the 12 months ended December 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	23.37	100%	19.81	100%	17.98%
Connection Cost	4.38	18.73%	2.69	13.60%	62.48%
Gas Cost	19.0	81.27%	17.12	86.40%	10.97%

Cost of Connections

The cost of connections increased 62.48% to $4.38 million during the year ended December 31, 2011 from $2.69 million for the same period in 2010. This cost increase is mainly attributed to the significant revenue increase from new connections. During the twelve months ended December 31, 2011, we also incurred higher costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2010

Cost of connections includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 10.97% to $19.0 million during the year ended December 31, 2011 from $17.12 million during the same period in 2010. This increase in cost of gas sales is largely due to the increase in gas sales during this period.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

	For the 12 months ended December 31,
	2011		2010		Change
($ million)	US$	%	US$	%	%
Gross Profit	18.31	100%	12.36	100%	48.09%
Connection	16.69	91.14%	10.74	86.88%	55.35%
Gas	1.62	8.86%	1.62	13.12%	0.00%

During the year ended December 31, 2011, gross profit was $18.31 million, representing an increase of approximately 48.09% from the same period of 2010. Gross profit from connection fees was $16.69 million for 2011, accounting for 91.14% of total gross profit. In comparison, gross profit from connection fees was $10.74 million for 2010, accounting for 86.88% of total gross profit. Gross profit from gas sales was $1.62 million, accounting for 8.86% of total gross profit, compared to $1.62 million, 13.12% of total gross profit in the same period in 2010.

Gross margin during the year ended December 31, 2011 was 43.93%, compared to 38.43% during the same period in 2010.

Gross margin for connection fees for 2011 was 79.22%, compared to 79.95% in 2010. The increase of new connections made in 2011 contributed to the increase in the gross margin. Gross margin for sales of natural gas was 7.87% in 2011, compared to 8.66% during the same period of 2010. The decrease was primarily due to the increase in delivery costs for the twelve months ended December 31, 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses during the year ended December 31, 2011 were $7.16 million and approximately 17.2% of our net revenues, compared with $5.08 million, or 15.8% of net revenues in the same period of 2010.

Operating Income

Our operating income in 2011 was $11.14 million, representing an increase of 52.8% compared to the operating income of $7.29 million in 2010. The increase was driven by the increase in sales, and the improvement in gross margin from connection fee revenue during this period.

Other Income (Expense)

Other expense was $0.80 million for the year ended December 31, 2011, compared with other expense of $2.05 million for the same period of 2010. The significant decrease was due to: (i) gain in 2011 on the disposal of property and equipment from three of our projects, Jinzhou Gas, Shenzhou Gas and Xinji Gas respectively (the “Projects”); (ii) increase of investment income from Qujing Gas and Zhongran Xiangke Oil Gas; and (iii) lower non-cash flow amortization costs of convertible bonds and interest expense of convertible bonds, which were able to offset the impairment loss and the interest expense from short term bank loans in 2011.

Income tax

Income tax was $2.27 million in 2011, compared to $1.20 million in 2010.

Net Income

Net income for the year ended December 31, 2011 was $8.19 million, a significant increase of 102.65% from $4.04 million in the same period in 2010. This result was driven by the increase in sales of new connections which had high gross margins of 79% for the twelve months ended December 31, 2011. It is also from the $1.1 million gain on the disposal of property and equipment of the Projects, the increase in investment income and lower non-cash flow amortization costs of convertible bonds and interest expense of convertible bonds. The Earnings Per Share (“EPS”) was $0.29 and the diluted Earnings Per Share was $0.23 for the year ended December 31, 2011. The $1.1 million gain on disposal of subsidiaries is a non-recurring event. Excluding such gain, the net income would be 7.09 million, an increase of 75% compared to the same period of 2010. The EPS excluding the gain on disposal of subsidiaries would be $0.26, and the diluted EPS excluding the gain on disposal of subsidiaries would be $0.21.

	For the 12 months ended December 31,
	2011	2010	Change
	US$	US$	%
EPS as stated in Financial Statement
Basic	0.29	0.15	93%
Diluted	0.23	0.15	53%

EPS excluding $1.1M Gain on Disposal of Subsidaries
Basic	0.26	0.15	73%
Diluted	0.21	0.15	40%

Liquidity and Capital Resources

Cash and cash equivalents were $2.87 million as of December 31, 2011, a decrease of $0.71 million as compared to $3.58 million of cash and cash equivalents as of December 31, 2010.

Cash sourced in operating activities for the year ended December 31, 2011 was $7.56 million, an increase of $1.27 million from $6.29 million during the same period of 2010. Such increase was mainly due to the change in net income, adjusted for non-cash expense items and changes in working capital.

Cash used in investing activities for the year ended December 31, 2011 was $17.12 million, an increase of $1.05 million from $16.07 million during the same period of 2010. Such increase was mainly due to the increase in property, plant and equipment and construction in progress.

Cash sourced in financing activities for the year ended December 31, 2011 was $8.51 million. We borrowed $6.24 million from local banks during 2011. In 2011, to meet the capital call of Qujing Gas, Sino Gas Construction issued to Asia Giants Infrastructure Fund (“AGIF”) 54,729 ordinary shares representing 49% of the total issued capital of Sino Gas Construction for consideration of US$2.28 million. On December 17, 2010, the Company, along with its wholly owned subsidiary Sino Gas Construction, entered into a Subscription Agreement with AGIF , under the terms of which Sino Gas Construction issued to AGIF 48,039 ordinary shares that represent 49% of the total issued capital of Sino Gas Construction for consideration of US$2.0 million. After the close of the equity subscription, share holders of Qujing Gas amended the Articles of Incorporation to raise the registered capital to $20,425,157 (RMB 130,000,000).

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

Accounts Receivable

Accounts receivable as of December 31, 2011 were $11.85 million, representing an increase of $2.35 million from $9.50 million as of December 31, 2010.

Notes Receivable

Notes receivable of $0.31 million as of December 31, 2011.

Inventory

Inventory of $0.63 million as of December 31, 2011 comprised spare parts and natural gas.

Fixed Assets

Fixed Assets as of December 31, 2011 were $ 55.67 million, an increase of $0.5 million from $55.17 million in 2010. The table below is a breakdown of our fixed assets at cost:

	2011	2010
At Cost
Gas Pipelines	$46,066,763	$44,512,342
Motor Vehicles	6,310,953	6,067,524
Machinery & Equipment	1,509,988	1,542,016
Buildings	1,441,004	2,316,729
Leasehold Improvements	93,493	475,099
Office Equipment	281,297	256,419
Less Accumulated depreciation	(6,613,210)	(5,241,647)

	$49,060,287	$49,928,482

Bank Loans

Short term Bank loans as of December 31, 2011 were $17.13 million, an increase of $9.29 million from that as of December 31, 2010. Long term Bank loans as of December 31, 2011 were $0 million, representing a decrease of $3.02 million compared to $3.02 million as of December 31, 2010.

For more information concerning bank loans see the applicable Note in the consolidated financial statements of the Company included herein.

Accounts Payables

Accounts payable as of December 31, 2011 was $11.43 million, representing an increase of $0.32 million from that as of December 31, 2010.

Other Payables

Other payables – current as of December 31, 2011 – were $7.62 million, representing an increase of $3.93 million from that as of December 31, 2010.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements begins on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act and have designed disclosure controls and procedures or caused disclosure controls and procedures to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to its inherent limitations, disclosure controls and procedures may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that, as of December 31, 2011, our Company’s disclosure controls and procedures were effective.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and have designed internal control over financial reporting or caused internal control over financial reporting to be designed under its supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, as applicable. Due to its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our Chief Executive Officer and Principal Accounting Officer using the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO), and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2011. Based on that evaluation, our management concluded that, as of December 31, 2011, our Company’s internal control over financial reporting had the following significant deficiencies:

(1)          Our Internal Audit Department has not taken a full active role in the conduct of its activities due to insufficient resources and experience.

(2)          Our Company did not formulate a comprehensive Related Party Transactions Policy and develop a mechanism to track all Related Parties for inter-department cross checking.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management’s Plan for Remediation of significant deficiencies

In 2011, our management worked, and, in 2012, will continue to work, to address these -deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1)          In 2011, the management engaged an Internal Audit Manager to assume responsibility for actively supervising the Company’s internal audit functions. With the assistance of third party professionals, the roles and responsibilities of the internal audit department together with the risk-based internal audit plan have been formulated. We need to continue to raise the experience level of our internal audit team. We are developing a training program and a review system to train all relevant team members.

(2)          We developed a master list of all related parties at the end of second quarter of 2011. We are still developing a comprehensive Related Party Transactions Policy and an updating system for each department to monitor and report any potential issues. .

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2011, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Executive Officers

Directors and Executive Officers	Position/Title	Age
Yuchuan LIU	President, Chief Executive Officer, Director and Chairman of the Board	49
Zhicheng ZHOU	Chief Operating Officer, Director	49
Zhimin ZHONG	Marketing Director	58
Shukui BIAN	Vice President & Chief Engineer	49
Bao Ling WANG	Principle Accounting Officer	44
Robert ADLER	Director	77
Chongjun DUAN	Director	41
Jennifer LI	Director	43

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu. Mr. Liu, 49, was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the Board of Directors and General Manager of Beijing Zhong Ran Wei Ye Gas Co., Ltd. between 2003 and 2006 and he was the Chairman of the Board of Beijing Xiang Ke Jia Hua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Lang Fang Zhong Gong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of the Research and Development Department of Petro China from 1983 to 1997. We believe that Mr. Yuchuan Liu, the founder of the Company, has the most extensive knowledge and experience in natural gas industry within the Company and this experience qualifies him to be Chairman of the Board of Directors.

Mr. Zhicheng Zhou. Mr. Zhou, 49, was appointed our Director on March 13, 2008 and our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the Director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002. Mr. Zhicheng Zhou, the COO of the Company, has extensive knowledge and experience in natural gas industry and we believe these qualify him to be a Director of the Company.

Mr. Zhimin Zhong. Mr. Zhong, 58, was appointed our Marketing Director on September 7, 2006. Mr. Zhong graduated from Nanjing University with a B.S. in philosophy. Mr. Zhong was the Marketing Director for Beijing Zhong Ran Wei Ye Gas Co., Ltd., between 2004-2006. Mr. Zhong was Vice President of Shen Zhen Guo Qi Real Estate Co. Ltd. from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiang Xi Province between 1978 and 1995.

Mr. Shukui Bian. Mr. Bian, 49, was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a B.S. and from Petroleum University with a M.S. He served as Vice President of Beijing Zhong Ran Xiang Ke Petroleum and Oil Technology Co., Ltd. between 2000 and 2007. Prior to that, Mr. Bian had been with North China Oilfield’s first refinery factory for fourteen years. Mr. Bian was one of the industry experts that drafted The National Standards of Natural Gas Usage in Cities in China.

Mr. Chongjun Duan. Mr. Duan, 41, was appointed our Director and a member of the audit committee and compensation committee of our Board of Directors on April 25, 2011. Since July 2002, he has been Chief Financial Officer and Vice President of Zhongyou New Energy Co. Ltd. Mr. Duan received his bachelor’s degree in economics from Central University of Finance and Economics in 1994. In 2010, he received a master’s degree in executive business administration (EMBA) from Tsinghua University.

Mr. Robert Adler. Mr. Adler, 77, was appointed our Director and a member of the audit committee of our Board of Directors on May 3, 2011. Most recently Mr. Adler taught financial English for a semester at Shanghai University of Finance and Economics. Mr. Adler’s prior experience includes working as an investment adviser with UBS Financial Services, as a managing director for ING Furman Selz Asset Management, as Vice President and Senior Investment Officer of BHF Securities Corp. and DG Bank, New York Branch and working in various other positions within different organizations. Mr. Adler obtained a bachelor’s degree from Swarthmore College and studied at New York University School of Business Administration. Mr. Adler is a member of the Institute of Chartered Financial Analysts and a member of the New York Society of Security Analysts. Previously, he also served as a member of the board directors of both China Medicine Corp. and SinoEnergy Corp.

Ms. Jennifer Li. Ms. Li, 43, was appointed our Director and a member of the compensation committee of our Board of Directors on May 3, 2011. Ms. Li is a certified public accountant. Most recently, Ms. Li was Hedge Fund Controller of Mercury Capital Management. Ms. Li’s prior experience includes working as a vice president/Sr. relationship manager at Morgan Stanley, as a vice president/portfolio manager at Transamerica Business Capital, and as a Senior Associate with JP Morgan Chase. Ms. Li received her bachelor’s degree in economics from Fudan University, and her master’s degree in management and administrative sciences from the University of Texas (Dallas).

Ms. Baoling Wang. Ms. Wang, 44, was appointed Principal Accounting Officer on Aug.1, 2011. Ms. Wang is a PRC Accountant and PRC Corporate Tax Professional; she won the title of “National Outstanding Finance Director” in 2009. Ms. Wang was general manager of the Finance Department and Vice President of Beijing Zhongranweiye Gas Co. since 2005, Ltd., an indirectly wholly owned subsidiary of Sino Gas International Holdings, Inc. Ms. Wang’s prior experience includes Financial Manager of Beijing Huiyuan Beverage and Food Group, Chief Accountant and Chief Financial Minister of Hubei Construction and Engineering Group Corporation, Executive vice president and chief financial minister of Hubei Jiyang Catering and Entertainment Company, and Minister of finance of Hubei Eken Construction and Engineering Company. Ms. Wang received her bachelors degree from Hubei University of Economics.

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

In 2011, the Board of Directors had held 4 meetings, and the attendance rate of the directors was 100%.

Board Composition and Committees

Our board of directors currently consists of five members: Yuchuan Liu, Robert Adler, Jennifer Li, Chongjun Duan, and Zhicheng Zhou. Robert Adler, Chongjun Duan and Jennifer Li  are “independent” as that term is defined by SEC rules.

Compensation Committee

Our Compensation Committee comprises two members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Jennifer Li and Chongjun Duan. Jennifer Li and Chongjun Duan are “independent” as that term is defined by SEC rules.

Audit Committee Financial Expert

We have appointed a new board member in 2011 who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

Our board of directors appointed an audit committee on October 19, 2006. Our current audit committee members are Robert Adler and Chongjun Duan. Robert Adler and Chongjun Duan are “independent” as that term is defined by SEC rules. At the present time, we believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company recognizes the importance of good corporate governance and intends to identify and appoint an audit committee comprised entirely of independent directors, including at least one financial expert, Robert Adler.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe that, during 2011, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

A late Form 3 report was filed for Weng Tianbo, our 10% stockholder, on October 26, 2011 to report an initial holding.

A late Form 3 report was filed for Kuen lee Ching, our 10% stockholder, on October 26, 2011 to report an initial indirect holding.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers, and 10% stockholders.

Code of Ethics

We have adopted Code of Conduct and Ethics (“Code”) in 2008. For a copy of the Code, please write to: Zhicheng Zhou our COO, Sino Gas International Holdings, Inc., No.18 Zhong Guan Cun Dong St., Haidian District, Beijing, PRC 100083.

 Item 11. Executive Compensation

Mr. Yuchuan Liu was appointed chairman of the board, president and chief executive officer on September 7, 2006. The compensation amounts paid to Mr. Liu reflect compensation paid to him by the operating subsidiaries of Sino Gas and its subsidiaries during the reported periods.

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus		Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu	2010	$113,300		$64,200				$177,500
President & CEO	2011	$111,800	$	*73,200				$185,000
Zhicheng Zhou	2010	$103,700		$73,800				$177,500
Chief Operating Officer	2011	$109,400	$	*75,600				$185,000

* The bonuses have not been paid and are estimates only.

The salary of each officer is part of his agreement with the Company. The amounts of the bonuses of the executives are not performance based. Each executive is guaranteed compensation paid in local currency Renminbi of approximately $185,000 per year. At the end of the calendar year, if the actual paid compensation of an executive for the calendar year is less than $177,500, the difference shall be paid as a “bonus” during the following year. Due to exchange rate fluctuations the bonus figures listed in the Summary Compensation Table represent estimates only. Our Compensation Committee comprises two members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Jennifer Li and Chongjun Duan.

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

Name	Fees Earnedor Paid inCash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified DeferredCompensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu		$0							$0
Zhicheng Zhou		$0							$0
Yong Li*		$0							$0
Guowei Chen**	$	**7,500						$	**7,500
Quandong Sun**	$	**7,500						$	**7,500
Zhongsheng Liu**	$	**2,500						$	**2,500
Chongjun Duan***		6,840							6,840
Robert Adler***		6,667							6,667
Jennifer Li***		6,667							6,667

* Yong Li resigned in January 2011.

**Zhonsheng Liu resigned on April 25, 2011. Quandong Sun and Guowei Chen resigned on October 19, 2011.

*** Chongjun Duan was appointed director on April 25, 2011. Robert Adler and Jennifer Li were appointed directors on May 3, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this Annual Report on Form 10-K, we have outstanding (i) 31,793,698 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 209,681 shares of series B convertible preferred stock (v) As of the date of this report, there are also outstanding 8% senior secured convertible notes convertible into 9,262,289 shares of the Company’s common stock and accompanying warrants to issue 3,898,687 shares of the Company’s common stock. The senior secured convertible notes are convertible at $0.62 per share. The warrants are exercisable until November 30, 2012 at an exercise price of $0.744, and have a cashless exercise feature if a registration statement covering all of the shares of common stock issuable upon exercise of the warrants is not effective upon the 18-month anniversary of the issue date of the warrants.

Shares of Series B convertible preferred stock vote together with shares of common stock on all matters upon which stockholders are entitled to vote. On those matters upon which the series B convertible preferred stock votes together with the common stock as a single class, each share of series B convertible preferred stock carries a number of votes equal to the number of shares of common stock that would be issuable upon conversion. Each holder of series B convertible preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws. In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on December 31, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants, option and conversion of the senior secured convertible notes and accompanying warrants, and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 31, 2011, and (ii) the total number of shares issuable from the conversion of senior secured convertible notes and accompanying warrants for such person. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhong Ran Wei Ye Gas Co., Ltd.

N0.18 Zhong Guan Cun Dong St.

Haidian District

Beijing, China 10083 46

	Amount and Nature of Beneficial Ownership Common Stock		Percent of Class Common Stock

Owner of More than 5% of Class

Eloten Group Ltd.	6,524,174	(1)	20.5%
Leading King Investment Limited	5,384,923	(2)	16.9%

Ching Kuen Lee	1,732,210	(3)	5.4%

Tianbo Weng	6,635,209	(4)	20.9%
Jayhawk Private Equity Fund, LP and Jayhawk Private Equity Co-Invest Fund, LP	3,841,753	(5)	12.1%

Directors and Executive Officers
Yuchuan Liu	6,637,043	(1)(6)	20.7%
Zhimin Zhong	393,581	(7)	1.2%
Zhicheng Zhou	112,869	(8)	*
Shukui Bian	173,962	(7)	*

Baoling Wang
Chongjin Duan
Robert Adler
Jennifer Li
All Directors and Executive Officers	7,317,455		22.7%

* indicates less than 1%.

(1)          Includes 6,524,174 common shares issued upon conversion of series A convertible preferred stock to Eloten Group Ltd., which are beneficially attributed to Mr. Liu Yu Chuan. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd. The registered office of Eloten Group is Akara Bldg., 24 De Castro Street, Wickham Cay I, Road Town, Tortola, British Virgin Island.

(2)           Includes 5,384,923 common shares issued upon conversion of series A convertible preferred stock to Leading King Investment Limited, which are beneficially attributed to Mr. Sun Quan Dong. On September 12, 2011, Mr. Lee Ching Kuen purchased from the former shareholders of Leading King all of the ordinary shares of Leading King. The registered office of Leading King is Portcullis TrustNet Chambers, PO Box 3444, Road Town, Tortola, British Virgin Island.

(3)          On October 20, 2011, Mr. Lee acquired 1,732,210 shares of the common stock in public market. Mr. Lee’s address is unit 3605-07, 36/F., Metroplaza 2, 223 Hing Fong Road, New Territories, Hongkong.

(4)          On June 30, 2011, Mr. Tianbo Weng purchased 6,635,209 shares of the common stock from Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, LP. Mr. Weng’s address is Zhongyou Building, fifth floor, 151 Kaijin Road, Xuhui District, Shanghai, China 200235.

(5)          Includes 2,419,355 and 967,742 shares of common stock issuable upon conversion of 8% senior secured convertible notes and accompanying warrants. The business address is: 5410 W. 61st Place, Suite 100, Mission, KS 66205.

(6)          Includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

(7)          Shares of common stock issued to Gas (BVI) as a result of the consummation of the share exchange agreement are beneficially attributed to each of the Gas (BVI) shareholders based on each shareholder’s percentage ownership interest in Gas (BVI) immediately prior to execution of the share exchange agreement.

(8)          Includes 112,869 common shares issuable upon conversion of 8% senior secured convertible notes and warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company’s current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Type of Fee	Fiscal Year 2011	Fiscal Year 2010
Audit Fees (1)	$135,000	135,000
Audit-Related Fees	—	—
Tax Fees (2)	4,500	4,500
All Other Fees	—	—
Total	$139,500	139,500
(1)	Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

ITEM 15. EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from Form 10-Q filed on August 20, 2007

3.2*	Bylaws

3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock

3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock

4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto

4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.

4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein

4.4*	Form of Series A Warrant

4.5*	Form of Series B Warrant

4.6*	Form of Series C Warrant

4.7*	Form of Series D Warrant

4.8*	Form of Series J Warrant

4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yu-chuan Liu, and each of the other parties named therein

4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein

4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.

4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhong Ran Wei Ye Gas Co., Ltd. and Kuhns Brothers, Inc.

4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP

4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein

4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein

4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent

4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein

4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein

4.19***	Form of Lock-Up Agreement, by and among, Docle Ventures, Inc., and certain other parties named therein

4.20	Securities Purchase Agreement dated as of November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010

4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009

4.22	Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.3 to Form 8-K filed December 4, 2009

4.23	Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.4 to Form 8-K filed December 4, 2009

4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009

10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.9	Gas Supply Contract with Henan Zhongyuan Lvneng High-Tech Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.10	Gas Supply Contract with PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.11	Gas Supply Contract with Tianjin Dagang Oilfield Transportation Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.12	Gas Supply Contract with Hebei Natural Gas Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.13	Gas Supply Contract with Xinjiang Guanghui LNG Development Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, file number 333-147998

10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co. Ltd. dated April 22, 2008 incorporated by reference from Form 10-K filed on March 31, 2009.

10.30	Equity Interest Transfer Agreement dated among Beijing Zhong Ran Wei Ye Gas Co. Ltd. Wuhan ShiCheng Estate Development Co. Ltd. and Song Tiegang etc. dated April 23, 2008 incorporated by reference from Form 10-K filed on March 31, 2009

10.31	Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)

10.32	Shareholders Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)

16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.

16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC

21.1+	List of Subsidiaries

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference from Form 8-K filed September 7, 2006

**	Incorporated by reference from Form 8-K/A filed on November 28, 2007

***	Incorporated by reference from Form 8-K/A filed on November 27, 2007

****	Incorporated by reference from Form 8-K filed September 13, 2007

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 30, 2012	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: March 30, 2012	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuchuan Liu and Wang Bao Ling, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	March 30, 2012
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	March 30, 2012
Baoling Wang

/s/ Chongjun Duan	Director	March 30, 2012
Chongjun Duan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 30, 2012
Zhicheng Zhou

/s/ Robert Adler	Director	March 30, 2012
Robert Adler

/s/ Jennifer Li	Director	March 30, 2012
Jennifer Li

52

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

December 31, 2011 and 2010

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	Samuel H. Wong & Co., LLP
March 23, 2012	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

		12/31/2011	12/31/2010
	Notes
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$2,874,546	$3,582,330
Notes receivable		314,233	226,867
Accounts receivable	2(f),3	11,846,954	9,504,229
Other receivables	4	4,451,846	1,127,981
Related party receivable	5	424,215	408,361
Inventory		634,192	482,594
Advance to suppliers	2(g)	4,832,775	3,621,147
Prepaid expenses and taxes		589,648	264,481
Total Current Assets		25,968,409	19,217,990

Non-Current Assets
Investment	2(h),6	19,773,715	12,794,384
Property, plant & equipment, net	2(j),7	49,060,287	49,928,482
Construction in progress	2(m)	29,632,974	19,336,428
Intangible assets, net	2(k),9	460,187	533,730
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		750,474	1,239,548
Total Non-current Assets		101,355,612	85,510,547

Total Assets		$127,324,021	$104,728,537

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities

Bank loans	10(a)	$17,125,709	$7,864,727
Accounts payable		11,428,154	11,105,790
Other payables - current portion	11(a)	7,620,006	3,691,923
Accrued liabilities		266	106,868
Convertible Bonds	12	6,238,562	-
Unearned revenue	2(n)	2,275,557	1,635,217
Total Current Liabilities		44,688,254	24,404,525

Non-current Liabilities
Long-term bank loans	10(b)	-	3,024,895
Non-current Convertible Bonds	12	-	5,641,117
Other payables - non-current portion	11(b)	1,931,686	1,859,499
Total Non-current Liabilities		1,931,686	10,525,511

Total Liabilities		$46,619,940	$34,930,036

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(Stated in US Dollars)

STOCKHOLDERS' EQUITY		12/31/2011	12/31/2010
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 209,681 and 4,590,094 shares issued and outstanding as of December 31, 2011 and 2010 respectively.	13	$210	$4,590

Additional paid in capital - Preferred Stock B		243,750	5,335,894

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil and 95,418 shares issued and outstanding as of December 31, 2011 and 2010 respectively.	13	-	95

Additional paid in capital - Preferred Stock B-1		-	132,662

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,793,698 and 27,156,617 shares issued and outstanding as of December 31, 2011 and 2010 respectively.	13	31,792	27,156

Additional paid in capital - Common Stock		36,302,875	23,933,033

Additional paid in capital - Warrants Series: A, B, J, C, D		-	311,110
Additional paid in capital - Warrants Series: E, G		-	47,946
Additional paid in capital - Warrants Series: F, R		-	-
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		1,408,648	8,094,814

Statutory reserve	2(w)	6,150,234	4,819,762
Retained earnings		24,702,285	17,977,181
Minority Interest		3,417,981	1,004,500
Accumulated other comprehensive income	2(x)	8,222,939	7,886,391
Total Stockholders' Equity		80,704,081	69,798,501

Total Liabilities & Stockholders' Equity		$127,324,021	$104,728,537

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the year ended December 31, 2011 and 2010

(Stated in US Dollars)

	Notes	12/31/2011	12/31/2010
Sales	2(r)	$41,680,718	$32,174,248
Cost of revenue	2(s)	23,372,296	19,810,913
Gross Profit		18,308,422	12,363,335

Operating Expenses
Selling expenses		2,485,698	1,776,315
General and administrative expenses		4,677,798	3,299,785
Total operating expenses		7,163,496	5,076,100

Operating Income		11,144,926	7,287,235

Other Income/(Expense)
Investment income	2(s)	1,384,935	800,745
Other income		207,010	56,275
Other expense		(323,394)	(136,654)
Impairment loss		(791,569)	(73,457)
Interest income		25,618	14,841
Interest expense		(2,426,737)	(2,706,784)
Gain on disposal of subsidiaries	18(a)	1,128,776	-
Total other income/(expense)		(795,361)	(2,045,034)

Earnings from continued operation before tax		10,349,565	5,242,201
Income taxes	2(t),15	(2,265,313)	(1,200,096)
Income from continued operation		8,084,252	4,042,105

Income/(loss) from discontinued operation, net of tax	18(b)	106,305	(442)
Net income		$8,190,557	$4,041,663

Net income attributed to common stockholder		$8,055,576	$4,041,663
Net income attributed to non-controlling stockholder		$134,981	$-

Earnings Per Share	2(z),16
Basic: - Net income		$0.29	$0.15
- Income from continued operation		0.28	0.15
- Income from discontinued operation		0.01	0.00
Diluted: - Net income		$0.23	$0.15
- Income from continued operation		0.23	0.15
- Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
- Basic		28,213,167	27,013,799
- Diluted		37,476,056	27,013,799

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2011 and 2010

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2010	4,579,839	4,580	5,323,972	95,418	95	132,662	26,769,313	26,769	22,513,732
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(170,742)	(171)	(198,484)	-	-	-	170,742	171	198,484
Reversal of conversion	180,997	181	210,406	-	-	-	(180,997)	(181)	(210,406)
Conversion of Convertible Bonds	-	-	-	-	-	-	322,581	322	199,678
Shares Based Compensation	-	-	-	-	-	-	75,000	75	35,925
Cancellation of Common Stock	-	-	-	-	-	-	(22)	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	107,652
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	995,500
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2010	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033

Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(4,380,413)	(4,380)	(5,092,144)	-	-	-	4,380,413	4,380	11,696,281
Conversion of Preferred Stock B-1 to Common Stock	-		-	(95,418)	(95)	(132,662)	95,418	95	214,691
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	161,250	161	99,814
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	-
Expiration of Warrants	-	-	-	-	-	-	-	-	359,056
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2011	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2011 and 2010

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	311,110	47,946	107,652	223,367	8,094,814	4,612,191	14,143,089	-	7,725,883	63,267,862
Net Income	-	-	-	-	-	-	4,041,663	-	-	4,041,663
Conversion of Preferred Stock B	-	-	-	-	-	-	-	-	-	-
Reversal of Common Stock	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	200,000
Shares Based Compensation	-	-	-	-	-	-	-	-	-	36,000
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-	92,468
Expiration of Warrants F&R	-	-	(107,652)	-	-	-	-	-	-	-
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	1,004,500	-	2,000,000
Appropriation of Retained Earnings	-	-	-	-	-	207,571	(207,571)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	160,508	160,508
Balance at December 31, 2010	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,181	1,004,500	7,886,391	69,798,501

Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to Common Stock	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	99,975
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(134,981)	134,981	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2011 and 2010

(Stated in US Dollars)

Comprehensive Income	12/31/2010	12/31/2011	Total
Net Income	$4,041,663	$8,190,557	$12,232,220
Other Comprehensive Income
Foreign Currency Translation Adjustment	160,508	336,547	497,055
Total	$4,202,171	$8,527,104	$12,729,275

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

(Stated in US Dollars)

	12/31/2011	12/31/2010
Cash Flows from Operating Activities
Net Income	$8,190,557	$4,041,663
Adjustments to reconcile net income to net cash from operations:
Shares base compensation	-	36,000
Expiration of Warrants	-	92,468
Bad debt provision	8,321	45,127
Depreciation expense	1,371,563	912,334
Amortization expense of intangible assets	61,506	25,438
Amortization expense of convertible bonds	697,418	1,512,016
Loss/(gain) from sale of subsidiaries	(1,128,776)	442
Impairment loss	791,569	-
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	-	126,400
Decrease/(increase) in accounts and other receivables	(6,186,492)	(3,830,460)
Decrease/(increase) in inventory	(151,598)	(65,663)
Decrease/(increase) in prepayments	(1,536,795)	1,375,633
Decrease/(increase) in related party receivable	408,361	(408,361)
Increase/(decrease) in accounts and other payables	4,856,373	2,425,411
Cash Sourced/(Used) in operating activities of continued operations	7,382,007	6,288,448

Cash Sourced/(Used) in operating activities of discontinued operations	181,859	-
Cash Sourced/(Used) in operating activities	7,563,866	6,288,448

Cash Flows from Investing Activities
Increase in deposit	489,076	(1,239,548)
Proceeds from sale of subsidiaries	7,038,824	-
Increase of investment in equity	(6,979,331)	(5,763,051)
Purchase of property, plant & equipment	(7,079,137)	(3,069,246)
Purchase of intangible assets	12,036	(19,445)
Decrease/(increase) in construction in progress	(10,296,546)	(5,979,032)
Cash Sourced/(Used) in investing activities of continued operations	(16,815,078)	(16,070,322)

Cash Sourced/(Used) in investing activities of discontinued operations	(307,707)	-
Cash Sourced/(Used) in investing activities	(17,122,785)	(16,070,322)

Cash Flows from Financing Activities
Net proceeds of bank loans	6,236,087	1,382,806
Issuance of subsidiary’s equity	2,278,500	2,000,000
Cash Sourced/(Used) in financing activities	8,514,587	3,382,806

Net increase in cash & cash equivalents for the periods	(1,044,332)	(6,399,068)
Effect of currency translation	336,548	160,508
Cash & cash equivalents at the beginning of periods	3,582,330	9,820,890
Cash & cash equivalents at the end of periods	$2,874,546	$3,582,330

Supplementary cash flows information
Interest received	$25,618	$14,841
Interest paid	$2,440,424	$1,075,241
Income tax paid	$1,783,828	$1,273,676

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Sino Gas International Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Utah on August 19, 1983 as Evica Resources, Inc. The Company changed its name to American Arms, Inc. on April 5, 1984, and then changed its name to Dolce Ventures, Inc. on May 21, 2002, and ultimately changed its name to Sino Gas International Holdings, Inc. on November 17, 2006.

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Co., Ltd. (“Gas (BVI)”), an International Business Company incorporated in the British Virgin Islands, and its wholly owned subsidiary Beijing Zhong Ran Weiye Gas Co., Ltd. (“Beijing Gas”), involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of Gas (BVI) in exchange for all of the issued and outstanding shares of Gas (BVI). For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company’s primary business operations are conducted through Beijing Gas. Beijing Gas is a natural gas services operator, principally engaging in the investment, operation, and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. Beijing Gas develops its operating subsidiaries, known as project companies. Each project company operates as a local natural gas distributor in a city or county. Pursuant to an exclusive franchise agreement with the local government or entities responsible for administering and/or regulating gas utilities, each project company is granted the exclusive right to develop and operate natural gas distribution systems and distribute natural gas at the operational location.

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

The Company owns and operates natural gas distribution systems in 35 small and medium size cities serving approximately 234,749 residential and seven industrial customers. The Company’s facilities include approximately 1,635 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 130,000 cubic meters of natural gas.

The common stock of the Company is currently quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board under the symbol “SGAS”.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

As of and for the years ended December 31, 2011 and 2010

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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2011:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficial Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	95	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	90	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	95	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	95	RMB 2,000,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90%	RMB 10,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

At December 31, 2011, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have experienced $791,569 impairment losses for the year then ended.

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

As of and for the years ended December 31, 2011 and 2010

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs are comprised of direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages, and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline networks and branch pipeline networks to make gas connection to resident users, industrial and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:

Cash	$2,874,546	$-	$-	$2,874,546
Notes receivable	314,233	-	-	314,233

Total financial assets	$3,188,779	$-	$-	$3,188,779

Financial liabilities:

Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

	12/31/2011	12/31/2010
Years end RMB : US$ exchange rate	6.3647	6.6118
Average yearly RMB : US$ exchange rate	6.4735	6.7788

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections of natural gas distribution network. In accordance to FASB ASC 605-10, the Company recognizes gas distribution revenue when natural gas is rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection fee is recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

•	All of the operating companies are located in the PRC; and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC, and the British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%
i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2011.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

(y)    Recent Accounting Pronouncements

No new pronouncements have been issued since FASB issued in October 2009 ASU No. 2009-13 “Revenue Recognition (Topic 605)” that management adopted on January 1, 2011.

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

For natural gas sales, revenue is due when the gas is sold. Most residential customers settle their accounts via prepayments with debit cards, while industrial customers are billed and pay according to the contract terms ranging from 10 days to one month.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31, 2011 and December 31 2010 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	12/31/2011	12/31/2010
Accounts receivable	$11,951,277	$9,600,231
Less: Allowance for bad debt	(104,323)	(96,002)
Accounts receivable, net	$11,846,954	$9,504,229

Allowance for Bad Debt
	12/31/2011	12/31/2010
Beginning balance	$(96,002)	$(50,875)
Allowance provided	(8,321)	(45,127)
Charge against allowance	-	-
Reversals	-	-
Ending balance	$(104,323)	$(96,002)

Accounts Receivable Aging Analysis
	12/31/2011	12/31/2010
<30 Days	$2,998,982	$4,894,088
30-60 Days	1,096,890	1,050,245
60-90 Days	1,809,732	111,355
90-180 Days	305,759	2,265,088
180-360 Days	379,786	230,684
>360 Days	5,360,129	1,048,771
Total	$11,951,277	$9,600,231

Top ten customers accounted for 46.49% of the total accounts receivable as of December 31, 2011:-

Jiangsu Zhongzheng Zhiye Co., Ltd.	$278,725	2.35%
Baishan Yongsheng Real Estate Co., Ltd.	375,084	3.17%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	388,580	3.28%
Baishan Xingda Real Estate Co., Ltd.	447,405	3.78%
Hebei Dihua Longzhou New Town Development Co., Ltd	472,025	3.98%
Hebei Zhonggang Steel Co., Ltd.	546,005	4.61%
Baishan Huixin Real Estate Co., Ltd	548,667	4.63%
Lianyun Port Zhaolong Home Development Co., Ltd.	608,041	5.13%
Jiangsu Zhonghuang Real Estate Co., Ltd	636,313	5.37%
Hebei Natural Gas Co., Ltd.	1,206,655	10.19%
	$5,507,501	46.49%

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

4.	OTHER RECEIVABLES

	12/31/2011	12/31/2010
Employee travel advance	$465,108	$335,477
Advance for consultant service	777,727	181,494
Short term security deposit for construction pipeline	1,885,399	-
Others	1,323,612	611,011
	$4,451,846	$1,127,981

5.	RELATED PARTY RECEIVABLE

A related party receivable of $424,215 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $424,215 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		12/31/2011	12/31/2010
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$7,176,738	$6,054,228
(2)	Qujing City Fuel Gas Co., Ltd.	8,511,540	3,490,726
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,054,013	3,219,181
(4)	China Construction Bank	31,424	30,249
	Total	$19,773,715	$12,794,384

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $7,176,738 investment as of December 31, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $8,511,540 investment as of December 31, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,642,152	$7,766,760
Prior years investment income	4,041,483	-
2010 investment income	605,639	232,393
2011 investment income	887,464	512,387
	$7,176,738	$8,511,540

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of December 31, 2011, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,054,013 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased $31,424 (RMB 200,000) long-term fund with Bank of Communications in the effort to maintain favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of December 31, 2011 and December 31, 2010:

12/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$46,066,763	$3,314,395	$42,752,368
Motor Vehicles	6,310,953	2,303,409	4,007,544
Machinery & Equipment	1,509,988	408,500	1,101,488
Buildings	1,411,004	373,292	1,037,712
Leasehold Improvements	93,493	70,133	23,360
Office Equipment	281,297	143,482	137,815
Total	$55,673,498	$6,613,211	$49,060,287

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

Depreciation expenses included in the consolidated statements of income for the years ended December 31, 2011 and 2010 were $1,371,563 and $912,334, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of December 31, 2011 and December 31, 2010.

	12/31/2011	12/31/2010
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2011 and December 31, 2010:

12/31/2011	At Cost	Accumulated Amortization	Net
Land Use rights	$494,346	$88,649	$405,697
Franchises	392,791	392,791	-
Accounting Software	104,456	49,966	54,490
	$991,593	$531,406	$460,187

12/31/2010	At Cost	Accumulated Amortization	Net
Land Use Rights	$559,082	$69,649	$489,433
Franchises	405,214	372,035	33,179
Accounting Software	39,334	28,216	11,118
	$1,003,630	$469,900	$533,730

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the years ended December 31, 2011 and 2010 were $61,506 and $25,438 respectively.

10.	LOANS

a.   SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2011	12/31/2010
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2011	6.67%	$-	$1,058,713
Bank of Dalian - Beijing Branch	12/14/2011	4.63%	-	4,537,343
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/10/2012	7.872%	1,571,166	-
Bank of Dalian - Beijing Branch	12/14/2012	8.856%	4,713,498	-
China Merchants Bank - Beijing Shouti Branch	6/27/2012	7.572%	1,571,166	-
China Construction Bank - Baishan Branch	6/2/2012	8.203%	1,414,049	-
Bank of China - Huanghe Dadao Branch	1/31/2012	6.391%	1,571,166	-
Peixian Rural Credit Cooperation	7/21/2012	10.076%	4,713,498
Bank of Communications - Zhongguancun Branch	12/14/2011	5.94%	-	2,268,671
China Development Bank - Beijing Branch	12/24/2012	5.40%	1,571,166	-
Total			$17,125,709	$7,864,727

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)	The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by China Construction Bank was secured by the Company’s real estate and vehicles.

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Peixian Rural Credit Union was secured by Beijing Zhong Ran Weiye Gas Co., Ltd.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

b.   LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2011	12/31/2010
China Development Bank - Beijing Branch	12/24/2012	5.40%	$-	$3,024,895
Total			$-	$3,024,895

1)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (“Guarantor”). Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, to the guarantor, and was required to pay 2% of the outstanding loans as financial service fee to the guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from guarantor was chosen as a financing solution.

11.	OTHER PAYABLES

(a).   Current other payables consisted of the following at December 31, 2011 and 2010:-

Ref.		12/31/2011	12/31/2010
(1)	Amount due to Employees	$1,545,101	$954,455
(2)	Tax Payable	1,103,796	692,861
(3)	Payables to Subcontractors	4,971,109	2,044,607
	Total	$7,620,006	$3,691,923

(1).	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors are unbilled liabilities.

(b)   Non-current other payables at December 31, 2011 and 2010:

Ref.		12/31/2011	12/31/2010
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,931,686	$1,859,499
	Total	$1,931,686	$1,859,499

(1).	The outstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

12.	CONVERTIBLE BONDS AND BOND WARRANTS

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

The convertible bonds payable, net consisted of the followings:-

		12/31/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	113,449	26,682	140,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	319,374	54,893	374,267
(8)	Accretion of Interest Discount - Redemption	712,266	87,420	799,686
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$5,512,380	$726,180	$6,238,560

		12/31/2010
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	53,545	12,034	65,579
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	150,735	24,758	175,493
(8)	Accretion of Interest Discount - Redemption	336,168	39,426	375,594
(9)	Conversion of Convertible Bonds into Common Stock	(200,000)	-	(200,000)
	Convertible Bonds Payable, net	$5,007,714	$633,403	$5,641,117

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)	The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

Included in interest expense of $2,426,737, was $483,437 convertible bonds coupon expense and $697,418 non-cash flow amortization expense of convertible bonds, and $1,245,912 of bank loan interest expense.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

13.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 31,793,698 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized of which no shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized of which 209,681 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized of which no share are issued and outstanding.

The following table depicts the Company’s outstanding securities as of December 31, 2011:-

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	31,793,698
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	209,681
Convertible Preferred Stock B-1	3,000,000	-

There were 95,418 shares preferred stock B-1 and 4,380,413 shares preferred stock B converted into common stock in 2011.

	Strike Price	Contractual Life	Expiration Date	Shares issued and outstanding	Weighted Average Fair Value
5.3 M Convertible Bonds Detachable Warrants	$0.744	36 Months	11/30/2012	3,451,601	$0.05
692K Convertible Bonds Detachable Warrants	$0.744	36 Months	12/23/2012	447,086	$0.11

The Company used the Black-Scholes model to calculate the values of Warrants. The following shows the assumptions that were employed in the model:

	5.3M CB Warrants	692K CB Warrants
Weighted average fair value	$0.05	$0.11
Strike price	$0.744	$0.744
Risk-free interest rate	1.12%	1.51%
Expected volatility	12.84%	12.84%
Years to maturity	3.00	3.00

Since there is no net cash settlement arrangement for the warrants, they are classified as an equity instrument in accordance with EITF 00-19. Thus, subsequent changes in fair value are not recognized.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the years ended December 31, 2011 and 2010:-

Description	December 31, 2011	December 31, 2010
Income (loss) before taxes:-
US	$(1,582,240)	$(2,382,270)
BVI	275,241	(70,824)
PRC	11,656,564	7,695,295
Total income before taxes	10,349,565	5,242,201

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	2,265,313	1,200,096
	2,265,313	1,200,096
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	2,265,313	1,200,096

Effective tax rate	21.89%	22.90%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2011 and 2010 are shown in the following table:

	December 31, 2011	December 31, 2010
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	-	-
Accruals in foreign jurisdictions	(3.11)%	(2.10)%
Effective tax rate	21.89%	22.90%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

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

Financial Position Segment Report
As of December 31, 2011
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$13,636,749	$11,872,514	$459,146	$25,968,409
Non-Current Assets	43,210,147	49,631,097	8,514,368	101,355,612
Total Assets	56,846,896	61,503,611	8,973,514	127,324,021

Liabilities
Current Liabilities	3,959,547	40,728,707	-	44,688,254
Non-current Liabilities	171,155	1,760,531	-	1,931,686
Total Liabilities	4,130,702	42,489,238	-	46,619,940

Net Assets	52,716,194	19,014,373	8,973,514	80,704,081

Liabilities & Equities	$56,846,896	$61,503,611	$8,973,514	$127,324,021

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

Operation Result Segment Report
For the year ended December 31, 2011
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$31,268,785	$27,223,431	$(16,811,498)	$41,680,718
Cost of Revenue	29,646,590	10,537,204	(16,811,498)	23,372,296
Gross Profit	1,622,195	16,686,227	-	18,308,422

Operating Expense	(577,925)	(5,944,658)	(640,913)	(7,163,496)
Operating Income/(Loss)	1,044,270	10,741,569	(640,913)	11,144,926

Other Income/(Loss)	(70,472)	(931,352)	206,463	(795,361)
Earnings before tax	973,798	9,810,217	(434,450)	10,349,565

Income tax	(204,558)	(2,060,755)	-	(2,265,313)
Gain/(loss) from discontinued operation, net of tax	-	-	106,305	106,305

Net Income	$769,240	$7,749,462	$(328,145)	$8,190,557

Financial Position Segment Report
As of December 31, 2010
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$10,911,426	$6,825,815	$1,480,749	$19,217,990
Non-Current Assets	31,563,653	50,456,168	3,490,726	85,510,547
Total Assets	42,475,079	57,281,983	4,971,475	104,728,537

Liabilities
Current Liabilities	3,202,219	21,202,306	-	24,404,525
Non-current Liabilities	1,381,096	9,144,415	-	10,525,511
Total Liabilities	4,583,315	30,346,721	-	34,930,036

Net Assets	37,891,764	26,935,262	4,971,475	69,798,501

Liabilities & Equities	$42,475,079	$57,281,983	$4,971,475	$104,728,537

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Twelve months Ended
	Ref	12/31/2011	12/31/2010
Basic Earnings Per Share Numerator:-
Net Income		$8,190,557	$4,041,663
Income from continued operations		8,084,252	4,042,105
Income/(loss) from discontinued operations		106,305	(442)
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		134,981	-
Net income available to Common Stockholders		$8,055,576	$4,041,663
Income from continued operations available to Common Stockholders		7,949,271	4,042,105
Income/(loss) from discontinued operations available to Common Stockholders		106,305	(442)

Diluted Earnings Per Share Numerator:-
Add:
Interest Expense for Convertible Bonds, net of tax		697,418	1,995,453
Net income available to Common Stockholders		$8,752,994	$6,037,116
Income from continued operations available to Common Stockholders		8,646,689	6,037,558
Income/(loss) from discontinued operations available to Common Stockholders		106,305	(442)

Original Shares		27,156,617	26,769,313
Addition to Common Stock		1,056,550	244,486
Basic Weighted Average Shares Outstanding		28,213,167	27,013,799

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		9,262,889	-
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		37,476,056	27,013,799

Earnings Per Share
Basic: - Net income		$0.29	$0.15
- Income from continued operation		0.28	0.15
- Income from discontinued operation		0.01	0.00
Diluted: - Net income		$0.23	$0.15
- Income from continued operation		0.23	0.15
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		28,213,167	27,013,799
- Diluted		37,476,056	27,013,799

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the years ended December 31, 2011 and 2010.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the years ended December 31, 2011 and 2010.

(4).	The exercises of warrants to common stock were anti-dilutive for the years ended December 31, 2011 and 2010.

17.	SHARE COMPENSATION

For the year ended December 31, 2010, the Company recorded an expense of $36,000 under the general and administrative account for the issuance of 50,000 and 25,000 shares common stock at $0.52 and $0.40 per share on July 7, 2010 and October 15, 2010, respectively. The shares were issued to an investor relations firm for services rendered in connection with investor relationship activities.

18.	DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas executed share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd., (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $7.04 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $1,128,776 was recorded in the Company’s statement of income for the year ended December 31, 2011.

a).   The follows presented the calculation of gain from the disposal of the three subsidiaries:

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
	$5,910,048	$7,038,824	$1,128,776

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2011 and 2010

(Stated in US Dollars)

b).	The following tabulation summarizes the operation results of the three disposal subsidiaries for the period ended June 8, 2011, which was also accounted as income from discontinued operations net of tax in the statement of income.

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Revenue	$359,787	$277,453	$9,569	$646,809
Cost of revenue	217,313	224,412	8,224	449,949
Gross profit	142,473	53,041	1,346	196,860

Operating expenses	18,246	16,009	35,138	69,393
Operating income	124,227	37,032	(33,792)	127,467
Other income/(expenses)	(241)	(226)	(3,218)	(3,685)
Earnings before tax	123,986	36,806	(37,010)	123,782
				-
Income tax	(6,197)	(11,167)	(114)	(17,477)

Net income	$117,789	$25,640	$(37,124)	$106,305

