Form 10-Q
period 2012-03-31
Sino Gas International Holdings, Inc.
filed 2012-05-14
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No ☒

As of March 31, 2012, the Registrant had 31,793,698 shares of common stock outstanding.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“SGAS”, the “Company”, “we”, “our”, or “us” are references to Sino Gas International Holdings, Inc and its subsidiaries, unless the context indicates otherwise.

“U.S. Dollar”, “$”, and “US$” mean the legal currency of the United States of America.

“RMB” means Renminbi, the legal currency of China.

“China” or the “PRC” are references to the People’s Republic of China.

“U.S.” is a reference to the United States of America.

“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

Sino Gas International Holdings, Inc.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	2

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Mining Safety Disclosure	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

March 31, 2012 and December 31, 2011

(Stated in US Dollars)

2

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F2 - F3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders’ Equity	F5 - F6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F8 - F34

3

To:     The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

San Mateo, California	WWC, P.C
May 10, 2012	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

		3/31/2012	12/31/2011
	Notes
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$2,641,015	$2,874,546
Restricted Cash		581,779	-
Notes receivable		-	314,233
Accounts receivable	2(f),3	12,386,303	11,846,954
Other receivables	4	5,462,310	4,451,846
Related party receivable	5	427,743	424,215
Inventory		1,785,999	634,192
Advance to suppliers	2(g)	4,467,525	4,832,775
Prepaid expenses and taxes		1,033,379	589,648
Total Current Assets		28,786,053	25,968,409

Non-Current Assets
Investment	2(h),6	19,867,362	19,773,715
Property, plant & equipment, net	2(j),7	51,251,815	49,060,287
Construction in progress	2(m)	30,097,783	29,632,974
Intangible assets, net	2(k),9	456,790	460,187
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		442,645	750,474
Total Non-current Assets		103,794,370	101,355,612

Total Assets		$132,580,423	$127,324,021

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10	19,701,766	$17,125,709
Accounts payable		14,542,140	11,428,154
Other payables and accrued liabilities	11(a)	7,051,189	7,620,272
Convertible Bonds	12	6,434,624	6,238,562
Unearned revenue	2(n)	2,247,037	2,275,557
Total Current Liabilities		49,976,756	44,688,254

Non-current Liabilities
Other payables - non-current portion	11(b)	1,947,752	1,931,686
Total Non-current Liabilities		1,947,752	1,931,686

Total Liabilities		$51,924,508	$46,619,940

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

STOCKHOLDERS' EQUITY		3/31/2012	12/31/2011
	Notes

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 209,681 shares issued and outstanding as of March 31, 2012 and December 31, 2011.	13	$210	$210

Additional paid in capital - Preferred Stock B		243,750	243,750

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2012 and December 31, 2011.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,793,698 shares issued and outstanding as of March 31, 2012 and December 31, 2011.	13	31,792	31,792

Additional paid in capital - Common Stock		36,302,875	36,302,875

Additional paid in capital - Warrants Series: A, B, J, C, D		-	-
Additional paid in capital - Warrants Series: E, G		-	-
Additional paid in capital - Warrants Series: F, R		-	-
Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		1,408,648	1,408,648

Statutory reserve	2(w)	6,150,234	6,150,234
Retained earnings		24,660,962	24,702,285
Minority Interest		3,417,178	3,417,981
Accumulated other comprehensive income	2(x)	8,216,899	8,222,939
Total Stockholders' Equity		80,655,915	80,704,081

Total Liabilities & Stockholders' Equity		$132,580,423	$127,324,021

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three-month periods ended March 31, 2012 and 2011

(Stated in US Dollars)

	Notes	3/31/2012	3/31/2011
Sales	2(q)	$10,753,604	$7,986,270
Cost of revenue	2(r)	8,067,032	5,565,844
Gross Profit		2,686,572	2,420,426

Operating Expenses
Selling expenses		765,687	576,861
General and administrative expenses		957,364	1,235,888
Total operating expenses		1,723,051	1,812,749

Operating Income		963,521	607,677

Other Income/(Expense)
Other income		22,337	335
Other expense		(118,742)	(3,963)
Interest income		101,318	2,066
Interest expense		(772,303)	(461,723)
Total other income/(expense)		(767,390)	(463,285)

Earnings from continued operation before tax		196,131	144,392
Income taxes	2(t),14	(238,257)	(37,837)
Net income		$(42,126)	$106,555

Net income attributed to common stockholder		(41,323)	120,521
Net income attributed to non-controlling stockholder		(803)	(13,966)

Earnings Per Share	2(z),15
-Basic		$(0.001)	$0.004
-Diluted		$(0.001)	$0.004
Weighted Average Shares Outstanding
-Basic		31,793,698	27,156,617
-Diluted		31,793,698	27,156,617

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(4,380,413)	(4,380)	(5,092,144)	-	-	-	4,380,413	4,380	11,696,281
Conversion of Preferred Stock B-1 to Common Stock	-		-	(95,418)	(95)	(132,662)	95,418	95	214,691
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	161,250	161	99,814
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	-
Expiration of Warrants	-	-	-	-	-	-	-	-	359,056
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2011	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875

Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at March 31, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to Common Stock	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	99,975
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(134,981)	134,981	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	(42,126)	-	-	(42,126)
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	803	(803)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-		(6,040)	(6,040)
Balance at March 31, 2012	-	-	-	223,367	1,408,648	6,150,234	24,660,962	3,417,178	8,216,899	80,655,915

	3/31/2012	12/31/2011	Total
Comprehensive Income
Net Income	$(42,126)	$8,190,557	$8,148,431
Other Comprehensive Income
Foreign Currency Translation Adjustment	(6,040)	336,547	330,507
Total	$(48,166)	$8,527,104	$8,478,938

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2011 and 2010

(Stated in US Dollars)

	3/31/2012	3/31/2011
Cash Flows from Operating Activities
Net Income	$(42,126)	$106,555
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	20,791	9,058
Depreciation expense	296,174	357,210
Amortization expense of intangible assets	11,644	26,627
Amortization expense of convertible bonds	196,063	162,137
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	(581,778)	-
Decrease/(increase) in accounts and other receivables	(1,256,371)	(1,807,859)
Decrease/(increase) in inventory	(1,151,807)	(208,554)
Decrease/(increase) in prepayments	(78,481)	841,757
Decrease/(increase) in related party receivable	(3,528)	(2,592)
Increase/(decrease) in accounts and other payables	2,532,448	(175,372)
Cash Sourced/(Used) in operating activities	(56,971)	(691,033)

Cash Flows from Investing Activities
Decrease in deposit	307,829	147,165
Increase of investment in equity	(93,647)	(287,357)
Purchase of property, plant & equipment	(2,487,702)	(1,925,658)
Purchase of intangible assets	-	(1,450)
Decrease/(increase) in construction in progress	(464,809)	(4,959)
Cash Sourced/(Used) in investing activities	(2,738,329)	(2,072,259)

Cash Flows from Financing Activities
Net proceeds of bank loans	2,576,057	1,591,163
Cash Sourced/(Used) in financing activities	2,576,057	1,591,163

Net increase in cash & cash equivalents for the periods	(219,243)	(1,172,129)
Effect of currency translation	(14,288)	(27,114)
Cash & cash equivalents at the beginning of periods	2,874,546	3,582,330
Cash & cash equivalents at the end of periods	$2,641,015	$2,383,087

Supplementary cash flows information
Interest received	$101,318	$2,066
Interest paid	$703,916	$299,081
Income tax paid	$762,507	$492,832

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Co., Ltd. (“Gas (BVI)”), an International Business Company incorporated in the British Virgin Islands, and its wholly owned subsidiary Beijing Zhong Ran Weiye Gas Co., Ltd. (“Beijing Gas”), involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of Gas (BVI) in exchange for all of the issued and outstanding shares of Gas (BVI). For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer)

The Company’s primary business operations are conducted through Beijing Gas. Beijing Gas is a natural gas services operator, principally engaging in the investment in and operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation gas stations, and in the development and application of natural gas related technologies. Beijing Gas conducts its business through operating subsidiaries, known as project companies. Each project company operates as a local natural gas distributor in a city or county. Pursuant to an exclusive franchise agreement with the local government or entities responsible for administering and/or regulating gas utilities, each project company is granted the exclusive right to develop and operate natural gas distribution systems and distribute natural gas at its operational location.

Beijing Gas holds an equity interest of 85% to 100% in its subsidiaries, and an individual shareholder nominally holds the remainder of the equity interest in project companies in which Beijing Gas holds less than 100%. Each such individual shareholder, via enforceable contracts, has relinquished any and all rights, power and interest in the respective project companies to Beijing Gas. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders.

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

As of March 31, 2012 and December 31, 2011

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

As of March 31, 2012 and December 31, 2011

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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2012:

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

As of March 31, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 1,000,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90%	RMB 10,000,000

Tongyuan International Holding Limited	HK	7/29/2011	100	100%	HKD 10,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

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

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

(h)	Investments in Equity Securities

The equity method of accounting was used to account for the Company’s investments in equity securities for which the Company did not have a controlling equity interest. A non-controlling equity interest for the Company is typically a position of less than 50% beneficial ownership.

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

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs are comprised of direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major costs of construction are construction materials, direct labor wages, and other overhead. Construction of pipelines to be used to distribute natural gas is one of the Group’s principal businesses. The Group builds primary city pipeline networks and branch pipeline networks to make gas connections to residential, industrial and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, significantly increase gas supply capacity.

(n)	Unearned Revenue

Unearned revenue represents prepayments by customers for gas purchases and advance payments on construction and installation of pipeline contracts. The Company records such prepayments as unearned revenue when the payments are received.

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

As of March 31, 2012 and December 31, 2011

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At March 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,641,015	$-	$-	$2,641,015
Notes receivable	-	-	-	-
Total financial assets	$2,641,015	$-	$-	$2,641,015

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,874,546	$-	$-	$2,874,546
Notes receivable	314,233	-	-	314,233
Total financial assets	$3,188,779	$-	$-	$3,188,779

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

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

	3/31/2012	12/31/2011
Year end RMB : US$ exchange rate	6.3122	6.3647
Average yearly RMB : US$ exchange rate	6.2975	6.4735

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections of natural gas distribution network. In accordance to FASB ASC 605-10, the Company recognizes gas distribution revenue when natural gas is rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection fees are recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which such reductions are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China tax laws provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

With respect to the Company’s subsidiaries domiciled and operated in China, Hong Kong SAR and British Virgin Islands, the taxation of these entities is summarized below:

•	All of the operating companies are located in the PRC; Tongyuan International Holding Limited is located in Hong Kong SAR, and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC and the British Virgin Islands, respectively, according to the domicile of the related entity. The maximum tax rates of the subsidiaries pursuant to the laws of the countries in which they are domiciled are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

Tongyuan International Holding Limited	HK	16.5%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for three months ended March 31, 2012.

(u)	Advertising

The Company expensed all advertising costs as incurred.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

(v)	Risk

•	Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of the financial condition and payment practices of its clients in order to minimize collection risk on accounts receivable.

•	Environmental Risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste. In the event of an accident, the Company has purchased insurance to cover potential harm to employees, equipment, and the local environment.

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

As stipulated by the Company Law of the People’s Republic of China as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

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

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at March 31, 2012 and December 31 2011 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Accounts Receivable
	3/31/2012	12/31/2011
Accounts receivable	$12,511,418	$11,951,277
Less: Allowance for bad debt	(125,114)	(104,323)
Accounts receivable, net	$12,386,303	$11,846,954

Allowance for Bad Debt
	3/31/2012	12/31/2011
Beginning balance	$(104,323)	$(96,002)
Allowance provided	(20,791)	(8,321)
Charge against allowance	-	-
Reversals	-	-
Ending balance	$(125,114)	$(104,323)

Accounts Receivable Aging Analysis
	3/31/2012	12/31/2011
<30 Days	$4,217,431	$2,998,982
30-60 Days	724,730	1,096,890
60-90 Days	966,142	1,809,732
90-180 Days	1,159,494	305,759
180-360 Days	1,020,317	379,786
>360 Days	4,423,304	5,360,129
Total	$12,511,418	$11,951,277

Top ten customers accounted for 50.40% of the total accounts receivable as of March 31, 2012:

Bohai Oil Equipment Manufacturing Co., Ltd.	$397,044	3.17%
Baishan Xingda Real Estate Co., Ltd.	451,126	3.61%
Hebei Dihua Longzhou New Town Development Co., Ltd.	475,951	3.80%
Baishan Huixin Real Estate Co., Ltd.	553,230	4.42%
Lianyun Port Zhaolong Home Development Co., Ltd.	613,098	4.91%
Jiangsu Zhonghuang Real Estate Co., Ltd	641,605	5.13%
Beijing Langfa Oil and Gas Technology Co., Ltd.	680,659	5.44%
Hebei Natural Gas Co., Ltd.	697,297	5.57%
Tongshan Hengxin Jiaye Gas Co., Ltd.	794,781	6.35%
Hebei Zhonggang Steel Co., Ltd.	1,000,801	8.00%
	$6,305,592	50.40%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

4.	OTHER RECEIVABLES

	3/31/2012	12/31/2011
Employee travel advance	$380,774	$465,108
Advance for consultant service	831,722	777,727
Short term security deposit for construction pipeline	2,800,925	1,885,399
Others	1,448,889	1,323,612
	$5,462,310	$4,451,846

5.	RELATED PARTY RECEIVABLE

A related party receivable of $427,743 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $427,743 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		3/31/2012	12/31/2011
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$7,236,429	$7,176,738
(2)	Qujing City Fuel Gas Co., Ltd.	8,514,368	8,511,540
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,084,880	4,054,013
(4)	China Construction Bank	31,685	31,424
	Total	$19,867,362	$19,773,715

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $7,236,429 investment as of March 31, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operational results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of the PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million. In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of the above-mentioned 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $8,514,368 investment as of December 31, 2011 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,701,843	$7,769,588
Prior years investment income	4,041,483	-
2010 investment income	605,639	232,393
2011 investment income	887,464	512,387
	$7,236,429	$8,514,368

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of December 31, 2011, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,084,880 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $31,685 (RMB 200,000) long-term fund from the Bank of Communications in the effort to maintain a favorable relationship and facilitate the availability of further credit facilities.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of March 31, 2012 and December 31, 2011:

3/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$48,151,322	$3,200,952	$44,950,370
Motor Vehicles	6,235,678	2,384,691	3,850,987
Machinery & Equipment	2,088,090	372,070	1,716,020
Buildings	859,981	316,609	543,372
Leasehold Improvements	154,509	97,545	56,964
Office Equipment	281,084	146,982	134,102
Total	$57,770,664	$6,518,849	$51,251,815

12/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$46,066,763	$3,314,395	$42,752,368
Motor Vehicles	6,310,953	2,303,409	4,007,544
Machinery & Equipment	1,509,988	408,500	1,101,488
Buildings	1,411,004	373,292	1,037,712
Leasehold Improvements	93,493	70,133	23,360
Office Equipment	281,297	143,482	137,815
Total	$55,673,498	$6,613,211	$49,060,287

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the three months ended March 31, 2012 and 2011 were $296,174 and $357,210, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of March 31, 2012 and December 31, 2011.

	3/31/2012	12/31/2011
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2012 and December 31, 2011:

3/31/2012	At Cost	Accumulated Amortization	Net
Land Use rights	$498,458	$94,127	$404,330
Franchises	396,058	396,058	—
Accounting Software	105,325	52,865	52,460
	$999,841	$543,050	$456,790

12/31/2011	At Cost	Accumulated Amortization	Net
Land Use Rights	$494,346	$88,649	$405,697
Franchises	392,791	392,791	—
Accounting Software	104,456	49,966	54,490
	$991,593	$531,406	$460,187

Land use rights represent the value of the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchise agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Amortization expenses included in the consolidated statements of income for the three months ended March 31, 2012 and 2011 were $11,644 and $26,627 respectively.

10.	LOANS

Name of Bank	Due Date	Interest Rate	3/31/2012	12/31/2011
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/15/2012	6.672%	$1,108,964	$-
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/10/2012	7.872%	1,584,234	1,571,166
Bank of Dalian - Beijing Branch	12/14/2012	8.856%	4,752,701	4,713,498
China Merchants Bank - Beijing Shouti Branch	06/27/2012	7.572%	1,584,234	1,571,166
China Construction Bank - Baishan Branch	06/02/2012	8.203%	1,425,810	1,414,049
Bank of China - Huanghe Dadao Branch	01/31/2012	6.391%	-	1,571,166
Peixian Rural Credit Cooperation	07/21/2012	10.076%	4,752,701	4,713,498
Nanjing Bank	08/23/2012	7.500%	2,908,889	-
China Development Bank – Beijing Branch	12/24/2012	5.400%	1,584,233	1,571,166
Total			$19,701,766	$17,125,709

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)	The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by China Construction Bank was secured by the Company’s real estate and vehicles.

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) of liability each.

6)	The loan provided by Peixian Rural Credit Union was secured by Beijing Zhong Ran Weiye Gas Co., Ltd.

7)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

8)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

11.	OTHER PAYABLES AND ACCRUED LIABILITIES

(a)	Current other payables consisted of the following at March 31, 2012 and December 31, 2011:

Ref.		3/31/2012	12/31/2011
(1)	Amount due to Employees	$1,902,473	$1,545,101
(2)	Tax Payable	579,545	1,103,796
(3)	Payables to Subcontractors	3,496,096	4,971,109
(4)	Others	1,073,075	266
	Total	$7,051,189	$7,620,272

(1)	Amounts due to employees included accrued payroll, welfare payable, continued education training program costs and individual travel advances. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2)	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3)	Payables to subcontractors are unbilled liabilities.

(b)	Non-current other payables at March 31, 2012 and December 31, 2011:

Ref.		3/31/2012	12/31/2011
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,947,752	$1,931,686
	Total	$1,947,752	$1,931,686

(1)	The outstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

12.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$5,349,982 Convertible Bond with 3,451,601 Detachable Warrants

On November 30, 2009, the Company completed a financing transaction with certain purchasers issuing (i) $5,349,982 of the 8% senior secured convertible notes (the “Bonds”) with a conversion price of $0.62 to purchase an aggregate of 8,629,003 shares of the Company’s common stock and (ii) 3,451,601 warrants to purchase an aggregate of 3,451,601 shares of the Company’s common stock, which will expire in November 30, 2012 (both the “Bonds” and “Warrants”).

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

Event of Default

Upon an event of default in any payment of interest or principal of the bonds, the principal, accrued and unpaid interest, and any additional amounts owing in respect of the bonds, will be due and payable at the option of the bondholders. In addition, the bondholders have the right to convert these notes and all then accrued and unpaid interest at any time.

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

The convertible bonds payable, net consisted of the followings:

		3/31/2012
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	130,248	30,867	161,115
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	366,665	63,503	430,168
(8)	Accretion of Interest Discount - Redemption	817,735	101,130	918,865
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$5,681,939	$752,685	$6,434,624

		12/31/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	113,449	26,682	140,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	319,374	54,893	374,267
(8)	Accretion of Interest Discount - Redemption	712,266	87,422	799,688
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$5,512,380	$726,182	$6,238,562

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)	The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

(3)	Because the conversion price of bonds is $0.62, which is lower than the fair market value of common stock on the date of issuance, the beneficial conversion feature was applied.

(4)	The issuance cost consisted of a commission to the placement agent and legal expenses.

(5)	The interest discount of warrants was amortized over the whole period applying the effective annual interest rate.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

(6)	The bonds were convertible at the option of the holders into shares of common stock. However, because Rule 144 of the Securities Act of 1933, as amended, requires a minimum holding period of six months before resale, the beneficial conversion feature was amortized over a six month period.

(7)	The debt issuance cost was amortized over a 36 month period applying the effective annual interest rate.

(8)	Based on a 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds, respectively.

(9)	Principal of $299,975 has been converted into 483,831 shares common stock.

Included in the interest expense of $772,302, was $120,859 of convertible bonds coupon expense, $196,063 of non-cash flow amortization expense of convertible bonds, and $455,380 of bank loan interest expense.

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

The following table depicts the Company’s outstanding securities as of March 31, 2012:

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

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

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

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the three months ended March 31, 2012 and 2011:

Description	March 31, 2012	March 31, 2011
Income (loss) before taxes:
US	$(374,382)	$(462,165)
BVI	(143,649)	(28,551)
PRC	714,162	591,271
Total income before taxes	$196,131	$144,392

Provision for taxes:
Current:
US	-	-
BVI	-	-
PRC	(238,257)	(37,837)
	(238,257)	(37,837)
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	(238,257)	$(37,837)

Effective tax rate	N/A	26.20%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2011 and 2011 are shown in the following table:

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

	March 31, 2012	March 31, 2011
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	N/A	(9.00%)
Tax holiday	N/A	-
Accruals in foreign jurisdictions	N/A	1.20%
Effective tax rate	N/A	26.20%

15.	SEGMENT INFORMATION

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

Financial Position Segment Report

As of March 31, 2012

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,371,353	$6,439,446	$975,254	$28,786,053
Non-Current Assets	22,061,590	73,218,412	8,514,368	103,794,370
Total Assets	43,432,943	79,657,858	9,489,622	132,580,423

Liabilities
Current Liabilities	13,225,216	36,751,540	-	49,976,756
Non-current Liabilities	515,428	1,432,324	-	1,947,752
Total Liabilities	13,740,644	38,183,864	-	51,924,508

Net Assets	29,692,299	41,473,994	9,489,622	80,655,914

Liabilities & Equities	$43,432,943	$79,657,858	$9,489,622	$132,580,423

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

Operation Result Segment Report

For the three months ended March 31, 2012

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$12,480,849	$3,760,631	$(5,487,876)	$10,753,604
Cost of Revenue	11,769,909	1,784,999	(5,487,876)	(8,067,032)
Gross Profit	710,940	1,975,632	-	2,686,572

Operating Expense	(402,748)	(1,119,195)	(201,108)	(1,723,051)
Operating Income/(Loss)	308,192	856,437	(201,108)	963,521

Other Income/(Loss)	(203,072)	(247,395)	(316,923)	(767,390)
Earnings before tax	105,120	609,042	(518,031)	191,131

Income tax	(35,070)	(203,187)	-	(238,257)

Net Income	$70,050	$405,855	$(518,031)	$(42,126)

Financial Position Segment Report

As of March 31, 2011

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$13,193,025	$5,233,753	$760,160	$19,186,938
Non-Current Assets	23,775,632	59,932,611	3,490,727	87,198,970
Total Assets	36,968,657	65,166,364	4,250,887	106,385,908

Liabilities
Current Liabilities	2,614,122	23,191,938	-	25,806,060
Non-current Liabilities	1,084,090	9,617,816	-	10,701,906
Total Liabilities	3,698,211	32,809,754	-	36,507,965

Net Assets	33,270,445	32,356,610	4,250,887	69,877,942

Liabilities & Equities	$36,968,657	$65,166,364	$4,250,887	$106,385,908

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Three months Ended
	Ref	3/31/2012	3/31/2011
Basic Earnings Per Share Numerator:
Net Income		$(42,126)	$106,555
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		(803)	(13,966)
Net income available to Common Stockholders		$(41,323)	$120,521

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		316,923	282,996
Net income available to Common Stockholders		275,599	$403,517

Original Shares		31,793,698	27,156,617
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		31,793,698	27,156,617

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds	(3)	-	-
Addition to Common Stock from Exercise of Warrants	(4)	-	-
Diluted Weighted Average Shares Outstanding		31,793,698	27,156,617

Earnings Per Share
Basic:		$(0.001)	$0.004
Diluted:		$(0.001)	$0.004

Weighted Average Shares Outstanding
- Basic		31,793,698	27,156,617
- Diluted		31,793,698	27,156,617

(1)	The applications of conversion of preferred stock B into common stock were anti-dilutive for the three months ended March 31, 2012 and 2011

(2)	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the three months ended March 31, 2012 and 2011

(3)	The applications of conversion of convertible bonds into common stock were anti-dilutive for the three months ended March 31, 2012 and 2011

(4)	The exercises of warrants to common stock were anti-dilutive for the three months ended March 31, 2012 and 2011

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2012 and December 31, 2011

(Stated in US Dollars)

17.	DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas executed share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd., (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $7.04 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. The Company has accounted for the disposition of the assets of discontinued operations in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $1,128,776 was recorded in the Company’s statement of income for the year ended December 31, 2011.

(a)	The follows presented the calculation of gain from the disposal of the three subsidiaries:

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
	$5,910,048	$7,038,824	$1,128,776

(b)	The following tabulation summarizes the operation results of the three disposal subsidiaries for the period ended June 8, 2011, which was also accounted for as income from discontinued operations net of tax in the statement of income.

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Revenue	$359,787	$277,453	$9,569	$646,809
Cost of revenue	217,313	224,412	8,224	449,949
Gross profit	142,473	53,041	1,346	196,860

Operating expenses	18,246	16,009	35,138	69,393
Operating income	124,227	37,032	(33,792)	127,467
Other income/(expenses)	(241)	(226)	(3,218)	(3,685)
Earnings before tax	123,986	36,806	(37,010)	123,782
				-
Income tax	(6,197)	(11,167)	(114)	(17,477)

Net income	$117,789	$25,640	$(37,124)	$106,305

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believe”, “anticipate”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue”, and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements, except to the extent required by law.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Economic & Industrial Trends

We generate revenue from two sources: (i) connection fees for constructing connections to our natural gas distribution network and (ii) sales of natural gas. Given the fact that almost all of our connection fees are from new residential apartments, our connection activities are closely related to the development of the real estate industry in our targeted cities in China. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas in order to improve the quality of life of the local residents.

Due to the Chinese real estate boom in recent years, we experienced high growth in our connection activities. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. In 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies, to address the slowdown in the real estate market. The Chinese government also decided to inject a stimulus package, which allocated funds for mass housing projects, to boost the overall economy. We saw signs of recovery of the real estate market in China at the beginning of 2009, and we experienced increased business activities in the third and fourth quarters of 2009. Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. These new initiatives resulted in lower transaction volumes during the second and third quarters of 2010. However, our transaction volumes started to pick up again in the fourth quarter of 2010. Although in 2011 the overall housing market remained slow and such trend carried into the first quarter of 2012, in the Tier II and Tier III cities where we operate, housing development was still solid in 2011. As a result, new installations for residential customers have increased. We experienced strong growth in the second half of 2011. However, we expect the housing market slow down to affect our expansion in 2012 to 2013 if the current tight control policies continue to spread from major cities to mid and small sized cities. In the western and northern regions of the country, we captured special development projects in certain hot spots, such as Baishan ski resorts and Qujing Natural Gas Reserve.

Even with the up and down nature of the Chinese real estate market over the past two years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 8.1% during the first quarter of 2012 from the same period of 2011. This was lower than the 8.4% market expectation. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the mid and western regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 9.8%, in Hebei province GDP grew 12%, in Yuannan province GDP grew 10.8%, and in Jilin province GDP grew 12.4%.

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

Material Opportunities

The gas distribution market is quite fragmented in small (population less than 300,000) to medium (population between 300,000 and 1,000,000) sized cities in China and it is primarily in these markets that we are exploring potential project targets. Many small-sized city markets are still untapped or undeveloped. The development of these markets is generally considered one of the Company’s major growth opportunities.

The natural gas distribution markets of most medium-sized or large cities have already been developed by large distributors or are still operated by state-owned companies. Acquisition opportunities exist for those still run by state-owned companies, as the central government encourages privatization of these companies. Acquisitions in these markets would have a material impact on the Company, potentially increasing the Company’s assets and revenues significantly.

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

With respect to purchase price and sale price of natural gas, China’s energy market is highly regulated by the government. Whenever there is an adjustment to the purchase price set by the government, gas distributors increase or decrease the sale price accordingly, and such changes in price are subject to a public hearing and government approval. The natural gas prices in China lag behind those in other international markets. The Chinese government has seldom adjusted the price of natural gas and we cannot rule out the possibility of an increase in natural gas prices by the government in the future. Even though we could adjust our sale price accordingly after the increase in purchase price, thereby passing the increase onto the end users, the fact remains that such price increases would make natural gas more expensive, as compared to other alternative energies, and in turn could hinder our business development.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012, net revenues were $10,753,604, representing an increase of 34.7% from the same period of 2011. Gross profit for the three months ended March 31, 2012 was $2,686,572, representing an increase of 11% from the same period of 2011. Our operating income for the three months ended March 31, 2012 was $963,521, representing an increase of 58.6% from the same period of 2011.  Net loss for the three months ended March 31, 2012 was $42,126, compared to a net income of $106,555 during the same period of 2011.

	For the 3 months ended March 31
	2012	2011	Change
	US$	US$
Net Revenues	10,753,604	7,986,270	34.7%
Gross Profit	2,686,572	2,420,426	11%
Operating Income	963,521	607,677	58.6%
Net Income	-42,126	106,555	-139.5%
Gross Margin	25%	30.3%	-17.6%
Net Margin	-0.4%	1.3%	-130.8%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended March 31, 2012 were $10,753,604, compared to $7,986,270 for the same period in 2011, representing an increase of 34.7%. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in gas sales. During this period, we connected 6,827 new residential households to our gas distribution network, resulting in total connection fees of $2,836,379. In comparison, we connected 7,125 new residential households to our gas distribution network for the same period of 2011, resulting in total connection fees of $2,797,811. Gas sales during the three months ended March 31, 2012 were $7,917,225. Gas sales during the same period in 2011 were $5,188,459.

	For the 3 months ended March 31,
	2012		2011		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	10.76	100%	7.99	100%	34.7%
Connection Fees	2.84	26%	2.80	35%	1.4%
Gas Sales	7.92	74%	5.19	65%	52.6%

Connection Fees

Connection fees during the three months ended March 31, 2012 were $2.84 million, representing an increase of 1.4% from $2.8 million during the same period of 2011 and accounting for 26% of the total net revenue in the three months ended March 31, 2012 as compared to approximately 35% of the total net revenue for the same period in 2011. The source of connection fees was mainly from the development of new residential users.

The construction for the new connections slowed in the winter season, and stopped for the Chinese New Year. The earlier than usual arrival of Chinese New Year had an impact on the new connections made during the first quarter of 2012. At the same time, the winter heating requirements drove gas sales to a new high during the first quarter of 2012. The new connections we added in 2011 and the first quarter of 2012 also contributed to the gas sales increase as they resulted in greater usage of natural gas.

	For the 3 months ended March 31,
(in US$ millions)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	2.84	100%	2.80	100%	1.4%
Residential Users	2.28	80%	2.80	100%	-18.5%
Industrial and Commercial Users	0.56	20%	0	0%

Gas Sales

Gas sales were $7.9 million during the three months ended March 31, 2012, accounting for 74% of total net revenue for the three months ended March 31, 2012 and representing an increase of 52.6% over the same period of 2011. Gas sales to residential users increased 119.5% to $5.8 million for the three months ended March 31, 2012 from $2.6 million in the same period of 2011. Gas sales to industrial and commercial users decreased 16.4% to $2.1 million for the three months ended March 31, 2012 from $2.6 million in the same period of 2011.

	For the 3 months ended March 31,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gas Sales	7.9	100%	5.2	100%	52.6%
Residential Users	5.8	73%	2.6	51%	119.5%
Industrial and Commercial Users	2.1	27%	2.6	49%	-16.4%

Gas sales increase was mainly from residential users, which accounted for 73% of total gas sales as compared to 51% during the same period of last year, an increase of 119.5% in dollar value compared to the same period of 2011. In this quarter, our industrial and commercial customers accounted for 27% of our total gas sales as compared to 49% of the total gas sales in the first quarter of 2011, a decrease of 16.4% compared to the same period of last year.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2012, which includes cost of connections and cost of gas sales, was $8.1 million, representing an increase of 44.9% from $5.6 million in the same period of 2011.

	For the 3 months ended March 31,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	8.1	100%	5.6	100%	44.9%
Connection Fee Cost	0.9	11%	0.6	11%	38.3%
Gas Cost	7.2	89%	5.0	89%	45.8%

Cost of Connection Fees

The cost of connection fees increased 38.3% to $0.9 million during the three months ended March 31, 2012 from $0.6 million for the same period in 2011. During the three months ended March 31, 2012, our revenue increased just 1.4% from the connection fees. This was the result of some of the materials, such as the gas meters, being installed prior to the completion of the construction for the new connections due to the winter season and the early Chinese New Year. Also, we also incurred higher costs for raw materials, parts, installation and maintenance as compared to the same period of 2011.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales increased 45.8% to $7.2 million during the three months ended March 31, 2012 from $5.0 million for the same period in 2011. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended March 31, 2012, gross profit was $2.7 million, representing an increase of approximately 11% from the same period of 2011. Gross profit from connection fees was $2.0 million for the three months ended March 31, 2012, accounting for 74% of total gross profit. In comparison, gross profit from connection fees was $2.2 million for the three months ended March 31, 2011, accounting for 90% of total gross profit for the three months ended March 31, 2011. Gross profit from gas sales was $0.7 million for the three months ended March 31, 2012, accounting for 26% of total gross profit, compared to $0.2 million, accounting for 10.1% of total gross profit, in the same period of 2011.

	For the 3 months ended March 31,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gross Profit	2.7	100%	2.4	100%	11%
Connection	2.0	74%	2.2	90%	-9.2%
Gas	0.7	26%	0.2	10%	190%

Gross margin during the three months ended March 31, 2012 was 25%, compared to 30.3% during the same period in 2011.

Gross margin for connection fees for the three months ended March 31, 2012 was 69.7%, compared to 77.8% in the same period of 2011. The increase in the cost of connection fees contributed to the lower gross margin. Gross margin for sales of natural gas was 9.0% for the three months ended March 31, 2012, compared to 4.7% during the same period of 2011. The increase was primarily due to the increase in total gas sales and the economies of scale, for this quarter.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended March 31, 2012 were $1.7 million and approximately 16% of net revenues, compared with $1.8 million, or 22.7%, of net revenues in the same period of 2011.

Operating Income

Operating income for the three months ended March 31, 2012 was $1.0 million, representing an increase of 58.6%, compared to  $0.6 million for the same period of 2011. This increase was due to the increase in gas sales revenue and the higher gross margin in the gas sales during the three months ended March 31, 2012.

Other Income (Expense)

Other expense was $0.8 million for the three months ended March 31, 2012, compared with $0.5 million for the same period of 2011.

Income tax

Income tax was $0.2 million for the three months ended March 31, 2012, compared to $0.04 million for the same period of 2011. The increase in the income tax was a result of the renewal of the high tech status of our subsidiaries. During the renewal process, or even immediately after the applications are granted, the tax bureau will first collect taxes at a rate of 25% and then adjust to a 15% tax rate via a refund after all additional filings and tax bureau processes are completed.

Net Income

Net loss for the three months ended March 31, 2012 was $0.04 million, compared with net income of $0.1 million for the same period of 2011. The loss was due to the increase in the cost of the connection fees, the increase in other expenses and the increase in income tax.

Liquidity and Capital Resources

Cash and cash equivalents were $2.6 million as of March 31, 2012, representing an increase of $0.2 million as compared to $2.4 million as of March 31, 2011.

Cash used in operating activities for the three months ended March 31, 2012 was $0.06 million, compared to $0.7 million during the same period of 2011.

Cash used in investing activities for the three months ended March 31, 2012 was $2.7 million, representing an increase of $0.6 million from $2.1 million during the same period of 2011. Cash sourced in financing activities for the three months ended March 31, 2012 was $2.6 million, representing an increase of $1.0 million from $1.6 million during the same period of 2011. This increase was mainly due to the increase in short term bank loans.

Accounts Receivable

Accounts receivable as of March 31, 2012 were $12.4 million, representing an increase of $0.6 million from $11.8 million as of December 31, 2011.

Notes Receivable

There were no notes receivable as of March 31, 2012.

Inventory

Inventory of $1.8 million as of March 31, 2012 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2012 were $57.8 million, representing an increase of $2.1 million from $55.7 million as of December 31, 2011. The table below is a breakdown of our fixed assets at cost:

	March 31, 2012	December 31 2011
At Cost
Gas Pipelines	$48,151,322	$46,066,763
Motor Vehicles	6,235,678	6,310,953
Machinery & Equipment	2,088,090	1,509,988
Buildings	859,981	1,411,004
Leasehold Improvements	154,509	93,493
Office Equipment	281,084	281,297
Less Accumulated depreciation	(6,518,849)	(6,613,211)
	$51,251,815	$49,060,287

Bank Loans

Short-term bank loans as of March 31, 2012 were $19.7 million, an increase of $2.6 million compared to 17.1 million as of December 31, 2011. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Accounts Payable

Accounts payable as of March 31, 2012 was $14.5 million, representing an increase of $3.1 million compared to December 31, 2011.

Other Payables

Other payables - current as of March 31, 2012 were $7.1 million, representing a decrease of $0.5 million compared to December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 14, 2012	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 14, 2012	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

