Form 10-Q
period 2012-06-30
Sino Gas International Holdings, Inc.
filed 2012-08-14
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes  ☐ No ☒

As of June 30, 2012, the Registrant had 31,793,698 shares of common stock outstanding.

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

Sino Gas International Holdings, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	8

Notes to Financial Statements	9 - 33

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and six months periods ended June 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
August 13, 2012	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

ASSETS		6/30/2012	12/31/2011
Current Assets	Notes
Cash & cash equivalents	2(e)	$6,403,184	$2,874,546
Restricted cash		438,676	-
Notes receivable		327,191	314,233
Accounts receivable	2(f),3	9,979,470	11,846,954
Other receivables	4	3,581,727	4,451,846
Related party receivable	5	427,235	424,215
Inventory		1,500,356	634,192
Advance to suppliers	2(g)	5,771,657	4,832,775
Prepaid expenses and taxes		972,418	589,648
Total Current Assets		29,401,914	25,968,409

Non-Current Assets
Investment	2(h),6	19,853,889	19,773,715
Property, plant & equipment, net	2(j),7	52,432,332	49,060,287
Construction in progress	2(m)	34,041,446	29,632,974
Intangible assets, net	2(k),9	678,687	460,187
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		3,056,123	750,474
Total Non-current Assets		111,740,452	101,355,612

Total Assets		$141,142,366	$127,324,021

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Bank loans	10	$20,833,503	$17,125,709
Accounts payable		16,063,737	11,428,154
Other payables - current portion	11(a)	9,128,902	7,620,006
Accrued liabilities		19,418	266
Convertible Bonds	12	6,640,228	6,238,562
Unearned revenue	2(n)	3,158,175	2,275,557
Total Current Liabilities		55,843,963	44,688,254

Non-current Liabilities
Long-term bank loans	10	1,107,648	-
Other payables - non-current portion	11(b)	1,945,441	1,931,686
Total Non-current Liabilities		3,053,089	1,931,686

Total Liabilities		58,897,052	$46,619,940

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY		6/30/2012	12/31/2011
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 4,590,094 shares issued and outstanding as of June 30, 2011 and December 31, 2010	13	$210	$210

Additional paid in capital - Preferred Stock B		243,750	243,750

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 95,418 shares issued and converted into common share	13	-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,793,698 shares issued and outstanding as of June 30, 2011 and December 31, 2010	13	31,793	31,793

Additional paid in capital - Common Stock		36,302,875	36,302,875

Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		1,408,648	1,408,648

Statutory reserve	2(w)	6,052,953	6,150,233
Retained earnings		26,342,534	24,702,285
Minority Interest		3,417,052	3,417,981
Accumulated other comprehensive income	2(x)	8,222,132	8,222,939
Total Stockholders’ Equity		82,245,314	80,704,081

Total Liabilities & Stockholders’ Equity		141,142,366	$127,324,021

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three months and six months ended June 30, 2012 and 2011

(Stated in US Dollars)

		Three Months Ended		Six Months Ended
	Note	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Sales revenue	2(p)	$10,819,666	$7,875,152	$21,573,269	$15,861,422
Cost of revenue		6,472,799	5,472,200	14,539,830	11,038,044
Gross Profit		4,346,867	2,402,952	7,033,439	4,823,378

Operating Expense
Selling expense		749,948	501,291	1,515,635	1,078,152
General and administrative expense		1,126,767	950,168	2,084,131	2,186,056
Total operating expense		1,876,715	1,451,459	3,599,766	3,264,208

Operating Income		2,470,152	951,493	3,433,673	1,559,170

Other Income/(Expense)
Gain on disposal of property and equipment		-	1,115,903	-	1,115,903
Other income		12,362	10	34,699	345
Other expense		(8,352)	(43,257)	(127,094)	(47,220)
Interest income		54,647	3,463	155,965	5,528
Interest expense		(853,461)	(501,687)	(1,625,765)	(963,409)
Total other income/(expense)		(794,805)	574,432	(1,562,195)	111,147

Income before tax		1,675,348	1,525,925	1,871,478	1,670,317

Income tax	2(r),12	(91,182)	(316,646)	(329,439)	(354,483)

Gain/(Loss) from discontinued operations, net of tax		-	105,093	-	105,093

Net income		1,584,166	$1,314,372	$1,542,039	$1,420,927

Net income (loss) attributable to:
Common stockholders		$1,584,292	$1,336,138	$1,542,968	$1,456,659
Non-controlling interest		$(126)	$(21,766)	$(929)	$(35,732)

Earnings per share	2(z),13
Basic		$0.05	$0.05	$0.05	$0.05
Diluted		$0.05	$0.04	$0.05	$0.05

Weighted Average Shares Outstanding
Basic		31,793,698	27,157,513	31,793,698	27,157,065
Diluted		31,793,698	36,501,007	31,793,698	27,157,065

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(4,380,413)	(4,380)	(5,092,144)	-	-	-	4,380,413	4,381	11,696,281
Conversion of Preferred Stock B-1 to	-	-	-	(95,418)	(95)	(132,662)	95,418	95	214,691
Reversal of conversion	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	161,250	161	99,814
Shares Based Compensation	-	-	-	-	-	-	-	-	-
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	359,056
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2011	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875

Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-
Appropriation of loss to minority interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at June 30, 2012	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875

 See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	99,975
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Appropriation of Income to	-	-	-	-	-	-	(134,981)	134,981	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	1,542,039	-	-	1,542,039
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-
Appropriation of loss to minority interest	-	-	-	-	-	-	929	(929)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	(97,282)	97,282	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(807)	(807)
Balance at June 30, 2012	-	-	-	223,367	1,408,648	6,052,953	26,342,534	3,417,052	8,222,132	82,245,314

See Accompanying Notes to Financial Statements

6

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Comprehensive Income	6/30/2012	12/31/2011	Total
Net Income	$ 1,542,039	$ 8,190,557	$ 9,732,596
Other Comprehensive Income
Foreign Currency Translation Adjustment	(807)	336,547	335,740
Total	$ 1,541,232	$ 8,527,104	$ 10,068,336

 See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Three Months Ended		Six Months Ended
Cash Flows from Operating Activities	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net Income	$1,584,165	$1,314,371	$1,542,039	$1,420,926
Bad debt provision/(Recovery)	(24,311)	25,347	(3,520)	34,404
Depreciation expense	459,908	349,957	756,082	707,167
Amortization expense of intangible assets	5,836	15,866	17,481	42,493
Amortization expense of convertible bonds	205,604	170,022	401,668	332,159
Loss/(gain) on disposal of property and equipment		1,115,903	-	1,115,903
Withdraw/(deposit) in restricted time deposits	143,102	-	(438,676)	-
Decrease/(increase) in accounts and other receivables	3,984,538	(2,073,677)	2,728,166	(3,881,538)
Decrease/(increase) in inventory	285,643	(60,590)	(866,164)	(269,144)
Decrease/(increase) in prepaid expenses	(1,243,171)	(736,914)	(1,321,653)	104,842
Decrease/(Increase) in related party receivable	508	(6,745)	(3,021)	(9,337)
Increase/(decrease) in accounts and other payables	1,291,210	1,849,302	3,823,659	1,673,932
Cash Sourced/(Used) in Operating Activities of Continued Operation	6,693,032	1,962,842	6,636,061	1,271,807
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	181,859	-	181,859
Cash Sourced/(Used) in Operating Activities	6,693,032	2,144,701	6,636,061	1,453,666

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	(2,613,479)	(12,085)	(2,305,650)	135,079
Proceeds from disposal of discontinued operation	-	4,504,950	-	4,504,950
Increase of investment in equity	13,473	(312,130)	(80,173)	(599,486)
Purchase of property, plant & equipment	(1,640,425)	(3,836,495)	(4,128,127)	(5,762,152)
Purchase of other intangible assets		(9,957)	-	(11,406)
Increase in construction in progress	(707,318)	(1,943,522)	(1,172,128)	(1,948,480)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(4,947,749)	(1,609,239)	(7,686,078)	(3,681,495)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	(307,707)	-	(307,707)
Cash Sourced/(Used) in Investing Activities	(4,947,749)	(1,916,946)	(7,686,078)	(3,989,202)

Cash Flows from Financing Activities
Proceeds/(repayment) of bank loans	2,239,385	3,144,216	4,815,441	4,735,378
Cash Sourced/(Used) in Financing Activities	2,239,385	3,144,216	4,815,441	4,735,378

Net increase in cash & cash equivalents for the periods	3,984,668	3,371,971	3,765,424	2,199,842
Effect of currency translation	(222,500)	101,299	(236,787)	74,185
Cash & cash equivalents at the beginning of periods	2,641,015	2,383,087	2,874,546	3,582,330
Cash & cash equivalents at the end of periods	$6,403,183	$5,856,357	$6,403,183	$5,856,357

Supplementary cash flows information
Interest received	$155,965	$3,463	$101,318	$5,528
Interest paid	1,362,603	409,781	703,916	952,418
Income tax paid	1,416,910	219,829	762,507	712,661

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

On September 7, 2006, the Company underwent a reverse-merger with Gas Investment China Co., Ltd. (“Gas (BVI)”), an International Business Company incorporated in the British Virgin Islands, and its wholly owned subsidiary Beijing Zhong Ran Weiye Gas Co., Ltd. (“Beijing Gas”), involving an exchange of shares whereby the Company issued an aggregate of 14,361,646 shares to the shareholders of Gas (BVI) in exchange for all of the issued and outstanding shares of Gas (BVI). For financial reporting purposes, this transaction is classified as a recapitalization of Sino Gas International Holdings, Inc. (Legal acquirer, accounting acquiree) and the historical financial statements of Gas Investment China Co. Ltd. (Legal acquiree, accounting acquirer).

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2012:

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

As of June 30, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At June 30,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$6,403,184	$-	$-	$6,403,184
Notes receivable	327,191	-	-	327,191
Total financial assets	$6,730,375	$-	$-	$6,730,375

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,874,546	$-	$-	$2,874,546
Notes receivable	314,233	-	-	314,233
Total financial assets	$3,188,779	$-	$-	$3,188,779

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

	6/30/2012	12/31/2011
Years end RMB : US$ exchange rate	6.3197	6.3647
Average yearly RMB : US$ exchange rate	6.3257	6.4735

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

With respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:

•	All of the operating companies are located in the PRC; and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC, and the British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%
Tongyuan International Holding Limited	HK	16.5%
i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended June 30, 2012.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at June 30, 2012 and December 31 2011 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	6/30/2012	12/31/2011
Accounts receivable	$10,080,273	$11,951,277
Less: Allowance for bad debt	(100,803)	(104,323)
Accounts receivable, net	$9,974,070	$11,846,954

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Allowance for Bad Debt
	6/30/2012	12/31/2011
Beginning balance	$(104,323)	$(96,002)
Allowance provided	-	(8,321)
Charge against allowance	-	-
Reversals	3,520	-
Ending balance	$(100,803)	$(104,323)

Accounts Receivable Aging Analysis
	6/30/2012	12/31/2011
<30 Days	$1,818,142	$2,998,982
30-60 Days	2,792,023	1,096,890
60-90 Days	949,012	1,809,732
90-180 Days	912,768	305,759
180-360 Days	555,960	379,786
>360 Days	3,052,368	5,360,129
Total	$10,080,273	$11,951,277

Top ten customers accounted for 52.46% of the total accounts receivable as of June 30, 2012:-

Shenghai Real Estate Development Co., Ltd.	$227,321	2.26%
Hebei Dihua Longzhou New Town Development Co., Ltd.	242,360	2.40%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	391,347	3.88%
Bohai Oil Equipment Manufacturing Co., Ltd.	396,573	3.93%
Hebei Dihua Longhai Development Co., Ltd	475,386	4.72%
Hebei Zhonggang Steel Co., Ltd.	534,684	5.30%
Lianyun Port Zhaolong Home Development Co., Ltd.	612,371	6.07%
Jiangsu Zhonghuang Real Estate Co., Ltd.	623,669	6.19%
Hebei Natural Gas Co., Ltd.	696,470	6.91%
Beijing Langfa Oil and Gas Technology Co., Ltd.	1,088,318	10.80%
	$5,288,499	52.46%

4.	OTHER RECEIVABLES

	6/30/2012	12/31/2011
Employee travel advance	$409,772	$465,108
Advance for consultant service	-	777,727
Short term security deposit for construction pipeline	2,797,601	1,885,399
Others	374,354	1,323,612
	$3,581,727	$4,451,846

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

5.	RELATED PARTY RECEIVABLE

A related party receivable of $427,235 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,164,707 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $427,235 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		6/30/2012	12/31/2011
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$ 7,227,841	$ 7,176,738
(2)	Qujing City Fuel Gas Co., Ltd.	8,514,368	8,511,540
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,080,032	4,054,013
(4)	China Construction Bank	31,648	31,424
	Total	$ 19,853,889	$ 19,773,715

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $7,227,841 investment as of June 30, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million. In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $8,514,368 investment as of June 30, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,701,843	$7,769,588
Prior years investment income	4,041,483	-
2010 investment income	605,639	232,393
2011 investment income	887,464	512,387
	$7,227,841	$8,514,368

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of December 31, 2011, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,080,032 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased $31,648 (RMB 200,000) long-term fund with Bank of Communications in the effort to maintain favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of June 30, 2012 and December 31, 2011:

6/30/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$48,765,495	$3,470,348	$45,295,147
Motor Vehicles	6,270,870	2,485,285	3,785,585
Machinery & Equipment	2,092,899	429,879	1,663,019
Buildings	1,847,247	343,473	1,503,774
Leasehold Improvements	150,623	98,598	52,025
Office Equipment	284,419	151,637	132,782
Total	$59,411,553	$6,979,221	$52,432,332

12/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$46,066,763	$3,314,395	$42,752,368
Motor Vehicles	6,310,953	2,303,409	4,007,544
Machinery & Equipment	1,509,988	408,500	1,101,488
Buildings	1,411,004	373,292	1,037,712
Leasehold Improvements	93,493	70,133	23,360
Office Equipment	281,297	143,482	137,815
Total	$55,673,498	$6,613,211	$49,060,287

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the six months ended June 30, 2012 and 2011 were $756,082 and $707,167, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of June 30, 2012 and December 31, 2011.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	6/30/2012	12/31/2011
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2012 and December 31, 2011:

6/30/2012	At Cost	Accumulated Amortization	Net
Land Use rights	$726,786	$98,751	$628,035
Franchises	395,588	395,588	-
Accounting Software	105,200	54,547	50,653
	$1,227,574	$548,887	$678,687

12/31/2011	At Cost	Accumulated Amortization	Net
Land Use Rights	$494,346	$88,649	$405,697
Franchises	392,791	392,791	-
Accounting Software	104,456	49,966	54,490
	$991,593	$531,406	$460,187

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the Company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the six months ended June 30, 2012 and 2011 were $17,481 and $42,493, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

10.	LOANS

a.       SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2012	12/31/2011
China Minsheng Banking Corp., Ltd. - Pinganli Branch	02/28/2013	9.512%	$ 1,107,648	$ -
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/10/2012	7.872%	1,582,354	1,571,166
Bank of Dalian - Beijing Branch	12/14/2012	8.856%	4,747,061	4,713,498
China Merchants Bank - Beijing Shouti Branch	06/14/2013	7.888%	1,582,354	1,571,166
China Construction Bank - Baishan Branch	06/19/2012	6.650%	949,412	1,414,049
Bank of China - Huanghe Dadao Branch	04/17/2012	7.872%	1,582,354	1,571,166
Peixian Rural Credit Cooperation	07/21/2012	10.076%	4,747,061	4,713,498
Nanjing Bank	08/23/2012	7.500%	1,037,024	-
Nanjing Bank	01/17/2013	7.500%	357,423	-
Nanjing Bank	01/17/2013	8.800%	798,930	-
China Development Bank – Beijing Branch	12/24/2012	5.400%	1,582,354	1,571,166
Wuhe Yongtai Bank	06/20/2013	9.465%	759,530	-
Total			$20,833,503	$ 17,125,709

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)	The loan provided by Bank of China was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by China Construction Bank was secured by the Company’s real estate and vehicles.

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Peixian Rural Credit Union was secured by Beijing Zhong Ran Weiye Gas Co., Ltd.

7)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

8)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.      LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2012	12/31/2011
China Construction Bank - Baishan Branch	06/24/2015	6.650%	$ 1,107,648	$ -
Total			$ 1,107,648	$ -

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

11.	OTHER PAYABLES

a.	Current other payables consisted of the following at June 30, 2012 and December 31, 2011:

Ref.		6/30/2012	12/31/2011
(1)	Amount due to Employees	$ 3,686,115	$ 1,545,101
(2)	Tax Payable	30,210	1,103,796
(3)	Payables to Subcontractors	4,260,492	4,971,109
(4)	Others	1,152,085	266
	Total	$ 9,128,902	$ 7,620,272

(1)	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2)	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3)	Payables to subcontractors are unbilled liabilities.

b.	Non-current other payables at June 30, 2012 and December 31, 2011:

Ref.		6/30/2012	12/31/2011
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$ 1,945,441	$ 1,931,686
	Total	$ 1,945,441	$ 1,931,686

(1)	The outstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

12.	CONVERTIBLE BONDS AND BOND WARRANTS

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance date.

The convertible bonds payable, net consisted of the followings:-

		6/30/2012
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$ 5,349,982	$ 692,984	$ 6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	147,847	35,284	183,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	416,207	72,591	488,798
(8)	Accretion of Interest Discount - Redemption	928,222	115,602	1,043,824
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$ 5,859,567	$ 780,661	$ 6,640,228

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

		12/31/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$ 5,349,982	$ 692,984	$ 6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	113,449	26,682	140,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	319,374	54,893	374,267
(8)	Accretion of Interest Discount - Redemption	712,266	87,422	799,688
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$ 5,512,380	$ 726,182	$ 6,238,562

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)	The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

(3)	Because the conversion price of bonds is $0.62, which is lower than the fair market value of common stock on the date of issuance, the beneficial conversion feature was applied.

(4)	The issuance cost consisted of a commission to the placement agent and legal expenses.

(5)	The interest discount of warrants was amortized over the whole period applying the effective annual interest rate.

(6)	The bonds were convertible at the option of the holders into shares of common stock. However, because Rule 144 of the Securities Act of 1933, as amended, requires a minimum holding period of six months before resale, the beneficial conversion feature was amortized over a six month period.

(7)	The debt issuance cost was amortized over a 36 month period applying the effective annual interest rate.

(8)	Based on a 15% per annum redemption rate, the redemption values were determined to be $1,123,496 and $145,527 for the $5,349,982 and $692,984 convertible bonds, respectively.

(9)	Principal of $299,975 has been converted into 483,831 shares common stock.

Included in interest expense of $1,625,765, was $241,781 convertible bonds coupon expense and $401,667 non-cash flow amortization expense of convertible bonds, and $982,317 of bank loan interest expense.

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

The following table depicts the Company’s outstanding securities as of June 30, 2012:

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	31,793,698
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	209,681
Convertible Preferred Stock B-1	3,000,000	-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the six months ended June 30, 2012 and 2011:

Description	June 30, 2012	June 30, 2011
Income (loss) before taxes:-
US	$(740,518)	$(839,490)
BVI	(394,731)	(73,028)
PRC	3,006,727	2,582,835
Total income before taxes	1,871,478	1,670,317

Provision for taxes:-
Current:
US	$-	$-
BVI	-	-
PRC	(329,439)	(354,483)
	(329,439)	(354,483)
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-

Total provision for taxes	$(329,439)	$(354,483)

Effective tax rate	17.60%	21.22%

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2012 and 2011 are shown in the following table:

	June 30, 2012	June 30, 2011
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Tax holiday	(7.40%)	(3.78%)
Accruals in foreign jurisdictions	-	-
Effective tax rate	17.60%	21.22%

15.	SEGMENT INFORMATION

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

Financial Position Segment Report
As of June 30, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$19,461,208	$9,324,346	$616,360	$29,401,914
Non-Current Assets	33,437,457	69,788,627	8,514,368	111,740,452
Total Assets	52,898,665	79,112,973	9,130,728	141,142,366

Liabilities
Current Liabilities	7,696,025	48,147,938	-	55,843,963
Non-current Liabilities	420,755	2,632,334	-	3,053,089
Total Liabilities	8,116,780	50,780,272	-	58,897,052

Net Assets	44,781,885	28,332,701	9,130,728	82,245,314

Liabilities & Equities	$52,898,665	$79,112,973	$9,130,728	$141,142,366

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$21,277,075	$10,194,373	$(9,898,179)	$21,573,269
Cost of Revenue	(20,307,776)	(4,130,233)	9,898,179	(14,539,830)
Gross Profit	969,299	6,064,140	-	7,033,439

Operating Expense	(428,306)	(2,679,575)	(491,885)	(3,599,766)
Operating Income/(Loss)	540,993	3,384,565	(491,885)	3,433,673

Other Income/(Loss)	(215,291)	(703,540)	(643,364)	(1,562,195)
Earnings before tax	325,702	2,681,025	(1,135,249)	1,871,478

Income tax	(35,686)	(293,753)	-	(329,439)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$290,016	$2,387,272	$(1,135,249)	$1,542,039

Financial Position Segment Report
As of June 30, 2011
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$16,896,266	$8,105,143	$511,381	$25,512,790
Non-Current Assets	27,219,297	56,742,305	3,490,726	87,452,328
Total Assets	44,115,563	64,847,448	4,002,107	112,965,118

Liabilities
Current Liabilities	1,463,279	29,255,892	-	30,719,171
Non-current Liabilities	519,322	10,383,012	-	10,902,334
Total Liabilities	1,982,601	39,638,904	-	41,621,505

Net Assets	42,132,962	25,208,544	4,002,107	71,343,613

Liabilities & Equities	$44,115,563	$64,847,448	$4,002,107	$112,965,118

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Six months Ended
	Ref	6/30/2012	6/30/2011
Basic Earnings Per Share Numerator:
Net Income		$1,542,039	$1,420,927
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		(929)	(35,732)
Net income available to Common Stockholders		$1,542,968	$1,456,659

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		643,386	573,878
Net income available to Common Stockholders		$2,186,355	$2,030,536

Original Shares		31,793,698	27,156,617
Addition to Common Stock		-	448
Basic Weighted Average Shares Outstanding		31,793,698	27,157,065

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		-	-
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		31,793,698	27,157,065

Earnings Per Share
Basic: Net income		$0.05	$0.05
Diluted: Net income		$0.05	$0.05

Weighted Average Shares Outstanding
Basic		31,793,698	27,157,065
Diluted		31,793,698	27,157,065

(1)	The applications of conversion of preferred stock B into common stock were anti-dilutive for the six months ended June 30, 2012 and 2011.

(2)	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the six months ended June 30, 2012 and 2011.

(3)	The applications of conversion of convertible bonds into common stock were anti-dilutive for the six months ended June 30, 2012 and 2011.

(4)	The exercises of warrants to common stock were anti-dilutive for the six months ended June 30, 2012 and 2011.

17.	DISCONTINUED OPERATION

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

a.	The following tabulation presents the calculation of gain from the disposal of the three subsidiaries:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
	$5,910,048	$7,038,824	$1,128,776

b.	The following tabulation summarizes the operation results of the three disposal subsidiaries for the period ended June 8, 2011, which was also accounted as income from discontinued operations net of tax in the statement of income.

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Revenue	$359,787	$277,453	$9,569	$646,809
Cost of revenue	217,313	224,412	8,224	449,949
Gross profit	142,473	53,041	1,346	196,860

Operating expenses	18,246	16,009	35,138	69,393
Operating income	124,227	37,032	(33,792)	127,467
Other income/(expenses)	(241)	(226)	(3,218)	(3,685)
Earnings before tax	123,986	36,806	(37,010)	123,782
				-
Income tax	(6,197)	(11,167)	(114)	(17,477)

Net income	$117,789	$25,640	$(37,124)	$106,305

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

Due to the Chinese real estate boom in recent years, we experienced high growth in our connection activities. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. In 2008, the Chinese government changed its policies and prioritized working to boost the economy. In order to address the slowdown in the real estate market, the Chinese government adopted new policies, such as reducing stamp duties and transactions fees, lowering interest rates, and loosening bank lending policies. Also, to boost the overall economy, the Chinese government also decided to inject a stimulus package, which allocated funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and we experienced increased business activities in the third and fourth quarters of 2009.

Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. These new initiatives resulted in lower transaction volumes during the second and third quarters of 2010. However, our transaction volumes started to pick up again in the fourth quarter of 2010. Although in 2011 the overall housing market remained slow and such trend carried into the first quarter of 2012, in the Tier II and Tier III cities where we operate, housing development was still solid in 2011. As a result, new installations for residential customers have increased. We experienced strong growth in the second half of 2011. However, we expect the housing market slow down to affect our expansion in 2012 to 2013 if the current tight control policies continue to spread from major cities to mid and small sized cities. In the western and northern regions of the country, we captured special development projects in certain hot spots, such as Baishan ski resort and Qujing Natural Gas Reserve.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 7.6% during the second quarter of 2012 as compared to the same period of 2011. This was the first time in the past 3 years that the GDP growth rate fell below 8%. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the mid and western regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 9.9%, in Hebei province GDP grew 9.5%, in Yuannan province GDP grew 11.7%, and in Jilin province GDP grew 12%.

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

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

During the three months ended June 30, 2012, net revenues were $10,819,666, representing an increase of 37.4% from the same period of 2011. Gross profit for the three months ended June 30, 2012 was $4,346,867, representing an increase of 80.9% from the same period of 2011. Our operating income for the three months ended June 30, 2012 was $2,470,152, representing an increase of 159.6% from the same period of 2011. Net income for the three months ended June 30, 2012 was $1,584,166, compared to a net income of $1,314,372 during the same period of 2011.

	For the three months ended June 30
	2012	2011	Change
	US$	US$
Net Revenues	10,819,666	7,875,152	37.4%
Gross Profit	4,346,867	2,402,952	80.9%
Operating Income	2,470,152	951,493	163.1%
Net Income	1,584,166	1,314,372	20.6%
Gross Margin	40.2%	30.5%	31.8%
Net Margin	14.6%	16.7%	-12.6%

During the six months ended June 30, 2012, our net revenues were $21,573,269, representing an increase of 36% from the same period of last year, and gross profit was $7,033,439, representing an increase of 45.8% from the same period of last year. During the six months ended June 30, 2012, our operating income was $3,433,673, representing an increase of 120.2% from the same period of 2011.

	For the six months ended June 30
	2012	2011	Change
	US$	US$
Net Revenues	21,573,269	15,861,422	36%
Gross Profit	7,033,439	4,823,378	45.8%
Operating Income	3,433,673	1,559,170	120.2%
Net Income	1,542,039	1,420,927	8.5%
Gross Margin	32.6%	30.4%	7.2%
Net Margin	7.1%	9.0%	-21.1%

The stronger second quarter revenue and income growth are partially due to the first quarter’s earlier than usual Chinese New year which shifted the construction season. Our first half results are in line with the Company’s overall growth trend.

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended June 30, 2012 were $10,819,666, compared to $7,875,152 for the same period in 2011, representing an increase of 37.4%. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in connection fees. During this period, we connected 13,162 new residential households to our gas distribution network, resulting in total connection fees of $5,460,150. In comparison, we connected 9,208 new residential households to our gas distribution network for the same period of 2011, resulting in total connection fees of $3,242,598. Gas sales during the three months ended June 30, 2012 were $5,359,516. Gas sales during the same period in 2011 were $4,632,554.

	For the three months ended June 30,
	2012		2011		Change
(In US$ million)	US$	%	US$	%	%
Net Revenues	10.8	100%	7.9	100%	37.4%
Connection Fees	5.5	50.5%	3.3	41.2%	68.4%
Gas Sales	5.3	49.5%	4.6	58.8%	15.7%

Total net revenues for the six months ended June 30, 2012 were $21,573,269, representing an increase of 36% as compared to $15,861,422 for the same period in 2011. The increase was due to the healthy growth in both connection fees and gas sales. During this period, we connected 19,990 new residential households to our gas distribution network, resulting in total connection fees of $8,296,529. Gas sales during the same period were $13,276,740. In comparison, we connected 16,333 new residential households to our gas distribution network in the same period of 2011, resulting in total connection fees of $6,040,409. Gas sales during the period were $9,821,013.

	For the six months ended June 30,
	2012		2011		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	21.6	100%	15.9	100%	36%
Connection Fees	8.3	38.5%	6.0	38%	37.4%
Gas Sales	13.3	61.5%	9.8	62%	35.2%

Our net revenues for the six months ended June 30, 2012 increased by 36%, resulting from the following two factors:

1. The increase in connection fees from mostly residential customers. There was a 37.4% increase in connection fees during the first half of 2012 compared to the same period of last year.

2. The increase in gas sales to both industrial and residential customers. There was a 35.2% increase in gas sales during the first half of 2012 compared to the same period of last year.

The revenue mix from connection fees and gas sales is 38.5% and 61.5%, respectively. These results are in line with our historical trend for the same season.

Connection Fees

Connection fees during the three months ended June 30, 2012 were $5.5 million, representing an increase of 68.4% from $3.2 million during the same period of 2011 and accounting for 50.5% of the total net revenue in the three months ended June 30, 2012 as compared to approximately 41% of the total net revenue for the same period in 2011. The source of connection fees was mainly from the development of new residential users.

The earlier than usual arrival of Chinese New Year had an impact on the new connections made during the first quarter of 2012. Thus, some of the revenue booking deferred from first quarter was rolled into the second quarter results.

	For the three months ended June 30,
(in US$)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	5.5	100%	3.2	100%	68.4%
Residential Users	5.0	91.9%	3.2	100%		%
Industrial Users	0.02	0.4%	0	0%
Commercial Users	0.4	7.7%	0	0%

Connection fees during the six months ended June 30, 2012 were $8.3 million, representing an increase of 37.4% over the same period of 2011 and accounting for 38.5% of the total net revenue. With regard to the source of connection fees, 88% of the connection fees came from the development of new residential users in the first half of 2012.

	For the six months ended June 30,
(in US$)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	8,296,529	100%	6,040,409	100%	37.4%
Residential Users	7,298,690	88%	6,040,409	100%	20.8%
Industrial Users	391,790	4.7%	0	0%
Commercial Users	606,049	7.3%	0	0%		%

Gas Sales

Gas sales were $5.4 million during the three months ended June 30, 2012, accounting for 49.5% of total net revenue for the three months ended June 30, 2012 and representing an increase of 15.7% over the same period of 2011. Gas sales to residential users decreased 21.8% to $2.2 million for the three months ended June 30, 2012 from $2.8 million in the same period of 2011. Gas sales to industrial users decreased 16.2% to $1.5 million for the three months ended June 30, 2012 from $1.8 million in the same period of 2011. Gas sales to commercial users were $1.6 million. There were no sales to commercial users in the second quarter of 2011.

	For the three months ended June 30,
	2012		2011		Change
(in US$)	US$	%	US$	%	%
Gas Sales	5.4	100%	4.6	100%	15.7%
Residential Users	2.2	41.3%	2.8	61%	-21.8%
Industrial Users	1.5	28.2%	1.8	39%	-16.2%
Commercial Users	1.6	30.5%	0	0%

Gas sales were $13.3 million during the six months ended June 30, 2012, accounting for 61.5% of total net revenue in 2012 and representing an increase of 35.2% over the same period of last year. During the six months ended June 30, 2012, gas sales to residential users increased 46.2% from $5.5 million in the same period of 2011 to $8.0 million in 2012. During the six months ended June 30, 2012, gas sales to industrial users decreased 36.4%, from $4.4 million in the same period of 2011 to $2.8 million in 2012. Gas sales to commercial users were $2.5 million.

	For the six months ended June 30,
	2012		2011		Change
(in US$)	US$	%	US$	%	%
Gas Sales	13.3	100%	9.8	100%	35.2%
Residential Users	8.0	60.2%	5.5	56%	46.2%
Industrial Users	2.8	20.9%	4.4	44%	-36.4%
Commercial Users	2.5	18.9%	0	0%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2012, which includes cost of connections and cost of gas sales, was $6.5 million, representing an increase of 18.3% from $5.5 million in the same period of 2011.

	For the three months ended June 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	6.5	100%	5.5	100%	18.3%
Connection Fee Cost	1.4	21.2%	0.9	17%	51.9%
Gas Cost	5.1	78.8%	4.6	83%	11.6%

Cost of revenues for the six months ended June 30, 2012, which includes cost of connections and cost of gas sales, was $14.5 million, representing an increase of 31.7%, from $11.0 million in the same period of 2011.

	For the six months ended June 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	14.5	100%	11.0	100%	31.7%
Connection Fee Cost	2.2	15.4%	1.5	14%	46.3%
Gas Cost	12.3	84.6%	9.5	86%	29.4%

Cost of Connection Fees

The cost of connection fees increased 51.9% to $1.4 million during the three months ended June 30, 2012 from $0.9 million for the same period in 2011. During the three months ended June 30, 2012, our revenue increased 68.4% due to the connection fees.

Cost of connections increased 46.3% to $2.2 million during the six months ended June 30, 2012 from $1.5 million for the same period in 2011. The increase is attributed mainly to the increase in revenue and year over year increase in raw material and labor costs.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales increased 11.6% to $5.1 million during the three months ended June 30, 2012 from $4.6 million for the same period in 2011. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during the quarter.

The cost of gas sales increased 29.4% to $12.3 million during the six months ended June 30, 2012 from $9.5 million in the same period in 2011.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended June 30, 2012, gross profit was $4.3 million, representing an increase of approximately 80.9% from the same period of 2011. Gross profit from connection fees was $4.1 million for the three months ended June 30, 2012, accounting for 94% of total gross profit. In comparison, gross profit from connection fees was $2.3 million for the three months ended June 30, 2011, accounting for 97.4% of total gross profit for the three months ended June 30, 2011. Gross profit from gas sales was $0.3 million for the three months ended June 30, 2012, accounting for 5.9% of total gross profit, compared to $0.06 million, accounting for 2.6% of total gross profit, in the same period of 2011.

Gross margin during the three months ended June 30, 2012 was 40.2%, compared to 30.5% during the same period in 2011.

Gross margin for connection fees for the three months ended June 30, 2012 was 74.9%, compared to 72% in the same period of 2011. The increase in the cost of connection fees contributed to the lower gross margin. Gross margin for sales of natural gas was 4.8% for the three months ended June 30, 2012, compared to 1% during the same period of 2011. The increase was primarily due to the increase in total gas sales and the economies of scale, for this quarter.

	For the three months ended June 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gross Profit	4.3	100%	2.4	100%	80.9%
Connection	4.1	94.1%	2.3	97.4%	74.8%
Gas	0.3	5.9%	0.06	2.6%	307.1%

Gross margin during six months ended June 30, 2012 was 32.6%, compared to 30.4% during the same period in 2011.

Gross margin for connection fees for the six months ended June 30, 2012 was 73.1%, compared to 75% during the same period of 2011.

Gross margin for sales of natural gas was 7.3% for the six months ended June 30, 2012, compared to 3% during the same period of 2011.

	For the six months ended June 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gross Profit	7.0	100%	4.8	100%	45.8%
Connection	6.1	86.2%	4.5	94%	34.3%
Gas	0.9	13.8%	0.3	6%	214.1%

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended June 30, 2012 were $1.9 million and approximately 17.3% of net revenues, compared with $1.5 million, or 18.4%, of net revenues in the same period of 2011.

SG&A in the six months ended June 30, 2012 were $3.6 million, or approximately 16.7% of our net revenues, compared with $ 3.3 million, or approximately 20.6% of net revenues for the same period in 2011.

Operating Income

Operating income for the three months ended June 30, 2012 was $2.5 million, representing an increase of 159.6% as compared to $0.95 million for the same period of 2011. This increase was due to the increase in gas sales revenue and the higher gross margin for gas sales during the three months ended June 30, 2012.

The operating income for the six months ended June 30, 2012 was $3.4 million, representing an increase of 120.2% as compared to the operating income of $1.6 million in 2011.

Other Income (Expense)

Other expense was $0.8 million for the three months ended June 30, 2012, compared with other income $0.6 million for the same period of 2011.

Other expense was $1.6 million for the six months ended June 30, 2012, compared with other income of $0.1 million for the same period of 2011. The increase was mainly due to the increased interest expenses in the first half of 2012.

Income tax

Income tax was $0.1 million for the three months ended June 30, 2012, compared to $0.3 million for the same period of 2011.

Income tax was $0.33 million for the six months ended June 30, 2012, compared to $0.35 million in 2011.

Net Income

Net income for the three months ended June 30, 2012 was $1.6 million, compared with net income of $1.3 million for the same period of 2011.

Net income for the six months ended June 30, 2012 was $1.5 million, compared with net income of $1.4 million in the same period in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $6.4 million as of June 30, 2012, representing an increase of $3.5 million as compared to $2.9 million as of December 31, 2011.

Cash sourced from operating activities for the six months ended June 30, 2012 was $6.6 million, compared to $1.5 million during the same period of 2011.

Cash used in investing activities for the six months ended June 30, 2012 was $7.7 million, representing an increase of $3.7 million from $4.0 million during the same period of 2011.

Cash sourced in financing activities for the three months ended June 30, 2012 was $4.8 million, representing an increase of $0.1 million from $4.7 million during the same period of 2011.

This increase was mainly due to the increase in short term and long term bank loans.

In the year 2012, cash management and financing activities will be the priority of the Company. On one hand, the growth opportunities and the planned new constructions utilized most of the current working capitals; on the other hand, the upcoming maturity date of convertible bonds is approaching at the end of November of 2012, the Company needs to secure sufficient fund to repay the remaining $5.7 million principles of the convertible bonds. The increasing interest expenses in varies financing activities also introduced additional capital cost.

Accounts Receivable

Accounts receivable as of June 30, 2012 were $10.0 million, representing a decrease of $1.8 million from $11.8 million as of December 31, 2011.

Notes Receivable

Notes receivable as of June 30, 2012 was 0.3 million, almost the same as of December 31, 2011.

Inventory

Inventory was $1.5 million as of June 30, 2012 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2012 were $59.4 million, representing an increase of $3.7 million from $55.7 million as of December 31, 2011. The table below is a breakdown of our fixed assets at cost:

	June 30, 2012	December 31 2011
At Cost
Gas Pipelines	$48,765,495	$46,066,763
Motor Vehicles	6,270,870	6,310,953
Machinery & Equipment	2,092,899	1,509,988
Buildings	1,847,247	1,411,004
Leasehold Improvements	150,623	93,493
Office Equipment	284,419	281,297
Less Accumulated depreciation	(6,979,221)	(6,613,211)
	$52,432,332	$49,060,287

Bank Loans

Short-term bank loans as of June 30, 2012 were $20.8 million, an increase of $3.7 million compared to 17.1 million as of December 31, 2011.

Long-term bank loans as of June 30, 2012 were 1.1 million; there was no long-term bank loan as of December 31, 2011.

In the first half of 2012, the Company focused its efforts to secure new bank loans and to renew existing bank loans in order to increase cash flow. The new short-term bank loans include loans from China Minsheng Bank, Nanjing Bank, Bank of China, and Wuhe Yongtai Bank. Renewed bank loans include loans from China Merchants Bank and Bank of China. For more information concerning our bank loans, please see the applicable note to our financial statements.

Accounts Payable

Accounts payable as of June 30, 2012 was $16.1 million, representing an increase of $4.7 million compared to December 31, 2011.

Other Payables

Other payables - current as of June 30, 2012 were $9.1 million, representing an increase of $1.5 million compared to December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

†To be furnished by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

