Form 10-Q/A
period 2012-06-30
Sino Gas International Holdings, Inc.
filed 2012-09-11
CIK 1326364

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Sino Gas International Holdings, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as Exhibits 31.1 and 31.2, respectively, to this Amendment No. 1 on Form 10-Q/A, such certifications allowed to be abbreviated in accordance with published interpretations of the SEC.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not beyond the amendments discussed above modify or update in any way disclosures made in the original Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**These exhibits were previously included or incorporated by reference in the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: September 11, 2012	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: September 11, 2012	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

