Form 10-Q
period 2012-09-30
Sino Gas International Holdings, Inc.
filed 2012-11-19
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.

(Name of small business issuer in its charter)

Utah	90-0438712
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

No. 18 Zhong Guan Cun Dong St.
Haidian District
Beijing, P. R. China	100083
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  86-10-82600527

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

As of September 30, 2012, the Registrant had 31,793,698 shares of common stock outstanding.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“SGAS”, the “Company”, “we”, “our”, or “us” are references to Sino Gas International Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

September 30, 2012 and December 31, 2011

(Stated in US Dollars)

3

Sino Gas International Holdings, Inc.

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2012 and December 31, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three months and nine months periods ended September 30, 2012 and 2011. These consolidated interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 12, 2012	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

		9/30/2012	12/31/2011
	Notes
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$3,033,138	$2,874,546
Restricted cash		230,749	-
Notes receivable		65,069	314,233
Accounts receivable	2(f),3	12,718,572	11,846,954
Other receivables	4	4,169,824	4,451,846
Related party receivable	5	426,271	424,215
Inventory		2,043,639	634,192
Advance to suppliers	2(g)	4,817,268	4,832,775
Prepaid expenses and taxes		1,040,246	589,648
Total Current Assets		28,544,776	25,968,409

Non-Current Assets
Investment	2(h),6	19,831,129	19,773,715
Property, plant & equipment, net	2(j),7	52,640,781	49,060,287
Construction in progress	2(m)	37,715,326	29,632,974
Intangible assets, net	2(k),9	952,656	460,187
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		3,024,387	750,474
Total Non-current Assets		115,842,254	101,355,612

Total Assets		$144,387,030	$127,324,021

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10	$14,857,563	$17,125,709
Accounts payable		16,313,305	11,428,154
Other payables - current portion	11(a)	7,914,512	7,620,006
Accrued liabilities		18,969	266
Convertible Bonds	12	6,855,840	6,238,562
Unearned revenue	2(n)	3,213,263	2,275,557
Total Current Liabilities		49,173,452	44,688,254

Non-current Liabilities
Long-term bank loans	10	9,472,688	-
Other payables - non-current portion	11(b)	1,941,048	1,931,686
Total Non-current Liabilities		11,413,736	1,931,686

Total Liabilities		$60,587,188	$46,619,940

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY		9/30/2012	12/31/2011
	Notes

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 209,681 shares issued and outstanding as of September 30, 2012 and December 31, 2011	13	$210	$210

Additional paid in capital - Preferred Stock B		243,750	243,750

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; 0 shares issued and converted into common share	13	-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,793,698 shares issued and outstanding as of September 30, 2012 and December 31, 2011	13	31,793	31,793

Additional paid in capital - Common Stock		36,302,875	36,302,875

Additional paid in capital - Convertible Bonds Detachable Warrants		223,367	223,367
Additional paid in capital - Beneficial Conversion Feature		1,408,648	1,408,648

Statutory reserve	2(w)	6,150,550	6,150,233
Retained earnings		28,112,920	24,702,285
Minority Interest		3,417,024	3,417,981
Accumulated other comprehensive income	2(x)	7,908,705	8,222,939
Total Stockholders' Equity		83,799,842	80,704,081

Total Liabilities & Stockholders' Equity		$144,387,030	$127,324,021

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three months and nine months ended September 30, 2012 and 2011

(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Sales revenue	2(p)	$11,427,105	$13,603,978	$33,000,374	$29,465,400
Cost of revenue		5,728,802	7,106,537	20,268,632	18,144,581
Gross Profit		5,698,303	6,497,441	12,731,742	11,320,819

Operating Expense
Selling expense		874,965	612,231	2,390,600	1,690,383
General and administrative expense		1,421,384	1,225,660	3,505,514	3,411,716
Total operating expense		2,296,349	1,837,891	5,896,114	5,102,099

Operating Income		3,401,954	4,659,550	6,835,628	6,218,720

Other Income/(Expense)
Other income		33,795	108,353	68,493	108,697
Other expense		(100,868)	(178,031)	(227,962)	(225,251)
Impairment loss		-	(787,255)	-	(787,255)
Interest income		38,275	12,567	194,240	18,095
Interest expense		(666,589)	(654,552)	(2,292,354)	(1,617,961)
Total other income/(expense)		(695,387)	(1,498,918)	(2,257,583)	(1,387,772)

Income before tax		2,706,567	3,160,632	4,578,045	4,830,948
Income tax	2(r),12	(838,612)	(949,881)	(1,168,051)	(1,304,364)
Gain/(Loss) from discontinued operations, net of tax		-	-	-	105,093

Net income		$1,867,955	$2,210,751	$3,409,994	$3,631,677

Net income (loss) attributable to:
Common stockholders		$1,867,983	$2,289,990	$3,410,951	$3,746,647
Non-controlling interest		(28)	(79,239)	(957)	(114,970)

Other comprehensive income
Foreign currency translation adjustment		315,041	(36,456)	314,234	37,729
Comprehensive income		$2,182,996	$2,174,295	$3,724,228	$3,669,406

Earnings per share	2(z),13
Basic		$0.06	$0.08	$0.11	$0.14
Diluted		0.06	0.06	0.11	0.13

Weighted Average Shares Outstanding
Basic		31,793,698	27,295,477	31,793,698	27,203,800
Diluted		31,793,698	41,229,064	31,793,698	36,466,688

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(4,380,413)	(4,380)	(5,092,144)	-	-	-	4,380,413	4,381	11,696,281
Conversion of Preferred Stock B-1 to	-	-	-	(95,418)	(95)	(132,662)	95,418	95	214,691
Reversal of conversion	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	161,250	161	99,814
Shares Based Compensation	-	-	-	-	-	-	-	-	-
Cancellation of Common Stock	-	-	-	-	-	-	-	-	-
Expiration of IR Firm’s Warrants	-	-	-	-	-	-	-	-	-
Expiration of Warrants F&R	-	-	-	-	-	-	-	-	359,056
Issuance of Subsidiary’s 49% Equity	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2011	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875

Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of loss to minority interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at September 30, 2012	209,681	210	243,750	-	-	-	31,793,698	31,793	36,302,875

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds	-	-	-	-	-	-	-	-	-	99,975
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Appropriation of Income to	-	-	-	-	-	-	(134,981)	134,981	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income							3,409,994			3,409,994
Appropriation of loss to minority interest	-	-	-	-	-	-	957	(957)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	316	(316)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(314,234)	(314,234)
Balance at September 30, 2012	-	-	-	223,367	1,408,648	6,150,550	28,112,920	3,417,024	7,908,705	83,799,842

See Accompanying Notes to Financial Statements

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Cash Flows from Operating Activities
Net Income	$1,867,955	$2,210,751	$3,409,994	$3,631,677
Bad debt provision/(Recovery)	27,667	5,648	24,147	40,052
Depreciation expense	487,794	306,739	1,243,876	1,013,906
Amortization expense of intangible assets	4,283	6,225	21,764	48,718
Amortization expense of convertible bonds	215,611	178,293	617,279	510,452
Loss/(gain) on disposal of property and equipment	-	-	-	(1,115,903)
Impairment loss	-	787,255	-	787,255
Withdraw/(deposit) in restricted time deposits	207,927	-	(230,749)	-
Decrease/(increase) in accounts and other receivables	(3,092,746)	(2,237,386)	(364,579)	(6,118,924)
Decrease/(increase) in inventory	(543,283)	41,654	(1,409,447)	(227,490)
Decrease/(increase) in prepaid expenses	886,563	(477,658)	(435,090)	(372,816)
Decrease/(Increase) in related party receivable	965	(4,059)	(2,056)	(13,396)
Increase/(decrease) in accounts and other payables	(914,575)	750,023	6,145,427	2,423,955
Cash Sourced/(Used) in Operating Activities of Continued Operation	(851,839)	1,567,485	9,020,566	607,486
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	-	-	181,859
Cash Sourced/(Used) in Operating Activities	(851,839)	1,567,485	9,020,567	789,345

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	31,736	248,959	(2,273,914)	384,038
Proceeds from disposal of discontinued operation	-	-	-	4,504,950
Increase of investment in equity	22,759	(2,748,437)	(57,414)	(3,347,923)
Purchase of property, plant & equipment	(696,243)	(631,282)	(4,824,370)	(4,161,628)
Decrease/(Increase) in intangible assets	-	29,189	-	17,783
Increase in construction in progress	(3,673,880)	(3,026,637)	(8,082,352)	(4,975,117)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(4,315,628)	(6,128,208)	(15,238,050)	(7,577,897)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	-	-	(307,707)
Cash Sourced/(Used) in Investing Activities	(4,315,628)	(6,128,208)	(15,238,050)	(7,885,604)

Cash Flows from Financing Activities
Proceeds/(repayment) of bank loans	2,389,100	4,837,995	7,204,542	9,573,373
Cash Sourced/(Used) in Financing Activities	2,389,100	4,837,995	7,204,542	9,573,373

Net increase in cash & cash equivalents for the periods	(2,778,367)	277,272	987,058	2,477,114
Effect of currency translation	(591,678)	(36,456)	(828,466)	37,729
Cash & cash equivalents at the beginning of periods	6,403,183	5,856,357	2,874,546	3,582,330
Cash & cash equivalents at the end of periods	$3,033,138	$6,097,173	$3,033,138	$6,097,173

Supplementary cash flows information
Interest received	$38,275	$12,567	$194,240	$18,095
Interest paid	667,907	772,411	2,030,510	1,724,829
Income tax paid	348,990	282,695	1,765,901	995,356

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

As of September 30, 2012 and December 31, 2011

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

The Company owned its subsidiaries after inception and continued to acquire equity interest throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2012:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

As of September 30, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

As of September 30, 2012 and December 31, 2011

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

At September 30,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$3,033,138	$-	$-	$3,033,138
Notes receivable	65,069	-	-	65,069
Total financial assets	$3,098,207	$-	$-	$3,098,207

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,874,546	$-	$-	$2,874,546
Notes receivable	314,233	-	-	314,233
Total financial assets	$3,188,779	$-	$-	$3,188,779

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

	9/30/2012	12/31/2011
Years end RMB : US$ exchange rate	6.3340	6.3647
Average yearly RMB : US$ exchange rate	6.3275	6.4735

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections to the natural gas distribution network. In accordance to FASB ASC 605-10, the Company recognizes gas distribution revenue when natural gas is rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection fees are recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

•	All of the operating companies are located in the PRC; and GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands. All of these entities are subject to the relevant tax laws and regulations of the PRC, and the British Virgin Islands in which the related entity domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are:

Subsidiary	Country of Domicile	Income Tax Rate

PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

Tongyuan International Holding Limited	HK	16.5%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%

•	Effective January 1, 2008, PRC government implements a new 25% tax rate for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended September 30, 2012.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of September 30, 2012 and December 31, 2011

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

As of September 30, 2012 and December 31, 2011

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at September 30, 2012 and December 31 2011 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable

	9/30/2012	12/31/2011
Accounts receivable	$12,847,043	$11,951,277
Less: Allowance for bad debt	(128,470)	(104,323)
Accounts receivable, net	$12,718,572	$11,846,954

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

Allowance for Bad Debt

	9/30/2012	12/31/2011
Beginning balance	$(104,323)	$(96,002)
Allowance provided	(24,147)	(8,321)
Charge against allowance		-
Reversals		-
Ending balance	$(128,470)	$(104,323)

Accounts Receivable Aging Analysis

	9/30/2012	12/31/2011
<30 Days	$3,910,548	$2,998,982
30-60 Days	846,637	1,096,890
60-90 Days	2,395,781	1,809,732
90-180 Days	2,057,065	305,759
180-360 Days	975,487	379,786
>360 Days	2,661,523	5,360,129
Total	$12,847,043	$11,951,277

Top ten customers accounted for 48.40% of the total accounts receivable as of September 30, 2012:

Shanghai Datun Energy Co., Ltd., Jiangsu Branch	$315,756	2.46%
Changbai Mountain International Resort Development Co., Ltd	373,563	2.91%
Bohai Oil Equipment Manufacturing Co., Ltd.	378,430	2.95%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	390,463	3.04%
Hebei Dihua Longzhou New Town Development Co., Ltd.	474,313	3.69%
Lianyun Port Zhaolong Home Development Co., Ltd.	555,999	4.33%
Jiangsu Zhonghuang Real Estate Co., Ltd.	621,945	4.84%
Hebei Natural Gas Co., Ltd.	694,897	5.41%
Beijing Langfa Oil and Gas Technology Co., Ltd.	1,110,416	8.64%
Hebei Zhonggang Steel Co., Ltd.	1,302,013	10.13%
	$6.217,797	48.40%

4.	OTHER RECEIVABLES

	9/30/2012	12/31/2011
Employee travel advance	$580,444	$465,108
Advance for consultant service	905,087	777,727
Short term security deposit for construction pipeline	-	1,885,399
Others	2,684,293	1,323,612
	$4,169,824	$4,451,846

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

5.	RELATED PARTY RECEIVABLE

A related party receivable of $426,271 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,164,707 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $426,271 (RMB 2,700,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		9/30/2012	12/31/2011
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$7,211,523	$7,176,738
(2)	Qujing City Fuel Gas Co., Ltd.	8,514,367	8,511,540
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,073,663	4,054,013
(4)	China Construction Bank	31,576	31,424
	Total	$19,831,129	$19,773,715

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,701,843 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $7,211,523 investment as of September 30, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) presented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 number of ordinary shares that represents 49% of the total issued capital of Gas Construction for a consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $8,514,367 investment as of September 30, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operation results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,701,843	$7,769,587
Prior years investment income	4,041,483	-
2010 investment income	605,639	232,393
2011 investment income	887,464	512,387
	$7,227,841	$8,514,367

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of PRC. As of December 31, 2011, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,073,663 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased $31,576 (RMB 200,000) long-term fund with Bank of Communications in the effort to maintain favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of September 30, 2012 and December 31, 2011:

9/30/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$49,401,710	$3,735,791	$45,665,919
Motor Vehicles	6,290,641	2,604,815	3,685,826
Machinery & Equipment	2,178,518	514,143	1,664,375
Buildings	1,858,397	385,600	1,472,797
Leasehold Improvements	84,783	67,327	17,456
Office Equipment	294,628	160,220	134,408
Total	60,108,677	7,467,896	52,640,781

12/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$46,066,763	$3,314,395	$42,752,368
Motor Vehicles	6,310,953	2,303,409	4,007,544
Machinery & Equipment	1,509,988	408,500	1,101,488
Buildings	1,411,004	373,292	1,037,712
Leasehold Improvements	93,493	70,133	23,360
Office Equipment	281,297	143,482	137,815
Total	$55,673,498	$6,613,211	$49,060,287

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the nine months ended September 30, 2012 and 2011 were $1,243,876 and $1,013,006, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of September 30, 2012 and December 31, 2011.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

	9/30/2012	12/31/2011
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2012 and December 31, 2011:

9/30/2012	At Cost	Accumulated Amortization	Net
Land Use rights	$1,006,168	$101,328	$904,840
Franchises	394,695	394,695	-
Accounting Software	90,735	42,919	47,816
	$1,491,598	$538,942	$952,656

12/31/2011	At Cost	Accumulated Amortization	Net
Land Use Rights	$494,346	$88,649	$405,697
Franchises	392,791	392,791	-
Accounting Software	104,456	49,966	54,490
	$991,593	$531,406	$460,187

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the nine months ended September 30, 2012 and 2011 were $7,536 and $42,493 respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

10.	LOANS

(a)	SHORT-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2012	12/31/2011
China Minsheng Banking Corp., Ltd. - Pinganli Branch	02/28/2013	9.512%	$1,105,147	$-
China Minsheng Banking Corp., Ltd. - Pinganli Branch	11/10/2012	7.872%	1,578,781	1,571,166
Bank of Dalian - Beijing Branch	12/14/2012	8.856%	3,789,074	4,713,498
China Merchants Bank - Beijing Shouti Branch	6/27/2012	7.572%	-	1,571,166
Bank of China - Baishan Branch	6/2/2012	8.203%	-	1,414,049
Bank of China - Shijiazhuang Branch	1/31/2012	6.391%	-	1,571,166
Peixian Rural Credit Cooperation	7/21/2012	10.076%	-	4,713,498

China Merchants Bank - Beijing Shouti Branch	06/14/2013	7.888%	1,578,781	-
Bank of China - Baishan Branch	06/19/2013	6.650%	947,269	-
Bank of China - Shijiazhuang Branch	04/17/2013	7.872%	1,578,781	-
Nanjing Bank	01/17/2013	7.500%	356,616	-
Nanjing Bank	01/17/2013	8.800%	797,127	-
China Development Bank – Beijing Branch	12/24/2012	5.400%	1,578,781	1,571,166
Wuhe Yongtai Bank	06/20/2013	9.465%	757,815	-
Bank of Beijing – Zhongguancun Haidian Park Branch	07/31/2013	7.200%	789,391	-
Total			$14,857,563	$17,125,709

(1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

(2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

(3)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

(4)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

(5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

(6)	The loan provided by Peixian Rural Credit Union was secured by Beijing Zhong Ran Weiye Gas Co., Ltd.

(7)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

(8)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

(b)	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2012	12/31/2011
Bank of China - Baishan Branch	06/24/2015	6.650%	$4,736,344	$-
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	4,736,344
Total			$9,472,688	$-

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at September 30, 2012 and December 31, 2011:

Ref.		9/30/2012	12/31/2011
(1)	Amount due to Employees	$1,267,790	$1,545,101
(2)	Tax Payable	521,274	1,103,796
(3)	Payables to Subcontractors	6,125,154	4,971,109
(4)	Others	294	266
	Total	$7,914,512	$7,620,272

(1)	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2)	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3)	Payables to subcontractors are unbilled liabilities.

(b)	Non-current other payables at September 30, 2012 and December 31, 2011:

Ref.		9/30/2012	12/31/2011
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$1,941,048	$1,931,686
	Total	$1,941,048	$1,931,686

(1)	The outstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

12.	CONVERTIBLE BONDS AND BOND WARRANTS

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

The Company has the right to redeem either 50% or 100% of the outstanding principal amount of these notes on or after one year from the issuance date.

The convertible bonds payable, net consisted of the followings:-

		9/30/2012
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	166,283	39,947	206,230
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	468,105	82,184	550,289
(8)	Accretion of Interest Discount - Redemption	1,043,966	130,879	1,174,845
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$6,045,645	$810,195	$6,855,840

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

Included in interest expense of $2,292,354 , was $362,578 convertible bonds coupon expense and $617,279 non-cash flow amortization expense of convertible bonds, and $1,312,497 of bank loan interest expense.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

The following table depicts the Company’s outstanding securities as of September 30, 2012:

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

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the six months ended September 30, 2012 and 2011:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

Description	September 30, 2012	September 30, 2011
Income (loss) before taxes:
US	(1,116,402)	$(1,166,775)
BVI	(509,801)	(234,774)
PRC	6,204,248	6,232,497
Total income before taxes	4,578,045	4,830,948

Provision for taxes:
Current:
US	-	$-
BVI	-	-
PRC	1,168,051	1,304,364
	1,168,051	$1,304,364
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	1,168,051	$1,304,364

Effective tax rate	25.51%	27.00%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended September 30, 2012 and 2011 are shown in the following table:

	September 30, 2012	September 30, 2011
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	0.51%	-
Accruals in foreign jurisdictions		2.00%
Effective tax rate	25.51%	27.00%

15.	SEGMENT INFORMATION

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

Financial Position Segment Report
As of September 30, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$17,632,917	$10,537,093	$374,766	$28,544,776
Non-Current Assets	40,146,381	67,181,505	8,514,368	115,842,254
Total Assets	57,779,298	77,718,598	8,889,134	144,387,030

Liabilities
Current Liabilities	6,825,032	42,348,420	-	49,173,452
Non-current Liabilities	1,584,170	9,829,566	-	11,413,736
Total Liabilities	8,409,202	52,177,986	-	60,587,188

Net Assets	49,370,096	25,540,612	8,889,134	83,799,842

Liabilities & Equities	$57,779,298	$77,718,598	$8,889,134	$144,387,030

Operation Result Segment Report
For the nine months ended September 30, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$30,273,792	$18,091,039	$(15,364,457)	$33,000,374
Cost of Revenue	(28,506,689)	(7,126,400)	15,364,457	(20,268,632)
Gross Profit	1,767,103	10,964,639	-	12,731,742

Operating Expense	(728,637)	(4,521,094)	(646,383)	(5,896,114)
Operating Income/(Loss)	1,038,466	6,443,545	(646,383)	6,835,628

Other Income/(Loss)	(313,341)	(954,421)	(979,820)	(2,257,583)
Earnings before tax	725,125	5,479,124	(1,626,204)	4,578,045

Income tax	(136,517)	(1,031,534)	-	(1,168,051)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$588,608	$4,447,590	$(1,626,204)	$3,409,994

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Nine months Ended
	Ref	9/30/2012	9/30/2011
Basic Earnings Per Share Numerator:-
Net Income		$3,409,994	$3,631,677
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
Net loss attributed to non-controlling interest		957	114,948
Net income available to Common Stockholders		3,410,951	3,746,648

Diluted Earnings Per Share Numerator:-
Add:
Interest Expense for Convertible Bonds, net of tax		979,857	873,029
Net income available to Common Stockholders		4,390,808	4,619,699

Original Shares		31,793,698	27,156,617
Addition to Common Stock		-	47,183
Basic Weighted Average Shares Outstanding		31,793,698	27,203,800

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		9,262,889	9,262,889
Addition to Common Stock from Exercise of Warrants	(2)	-	-
Diluted Weighted Average Shares Outstanding		41,056,587	36,466,688

Earnings Per Share
Basic: - Net income		0.11	$0.14
Diluted: - Net income		0.11	$0.13

Weighted Average Shares Outstanding
Basic		31,793,698	27,203,800
Diluted		41,056,587	36,466,688

(1)	The applications of conversion of preferred stock B into common stock were anti-dilutive for the nine months ended September 30, 2012 and 2011.

(2)	The exercises of warrants to common stock were anti-dilutive for the nine months ended September 30, 2012 and 2011.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of September 30, 2012 and December 31, 2011

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

a)	The following tabulation presents the calculation of gain from the disposal of the three subsidiaries:

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
	$5,910,048	$7,038,824	$1,128,776

b)	The following tabulation summarizes the operation results of the three disposal subsidiaries for the period ended June 8, 2011, which was also accounted as income from discontinued operations net of tax in the statement of income.

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Total
Revenue	$359,787	$277,453	$9,569	$646,809
Cost of revenue	217,313	224,412	8,224	449,949
Gross profit	142,473	53,041	1,346	196,860

Operating expenses	18,246	16,009	35,138	69,393
Operating income	124,227	37,032	(33,792)	127,467
Other income/(expenses)	(241)	(226)	(3,218)	(3,685)
Earnings before tax	123,986	36,806	(37,010)	123,782
				-
Income tax	(6,197)	(11,167)	(114)	(17,477)

Net income	$117,789	$25,640	$(37,124)	$106,305

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

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 7.4% during the third quarter of 2012 as compared to the same period of 2011. This was the slowest growth rate since 2009. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the mid and western regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 10.1%, in Hebei province GDP grew 9.3%, in Yunnan province GDP grew 12.6%, and in Jilin province GDP grew 12.1%.

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

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

During the three months ended September 30, 2012, net revenues were $11,427,105, representing a decrease of 16% from the same period of 2011. Gross profit for the three months ended September 30, 2012 was $5,698,303, representing a decrease of 12.3% from the same period of 2011. Our operating income for the three months ended September 30, 2012 was $3,401,954, representing a decrease of 27% from the same period of 2011. Net income for the three months ended September 30, 2012 was $1,867,955, compared to a net income of $2,210,751 during the same period of 2011.

The change in growth trend and the decrease of revenue and income are mainly due to the higher than usual growth experienced in the 3rd quarter of 2011. During the third quarter of 2011, our Baishan region experienced a surge in revenue and income growth. Also, in 2011, we realized gain from three discontinued operations, Jinzhou Gas, Shenzhou Gas and Xinji Gas.

	For the three months ended September 30
	2012	2011	Change
	US$	US$
Net Revenues	11,427,105	13,603,978	-16%
Gross Profit	5,698,303	6,497,441	-12.3%
Operating Income	3,401,954	4,659,550	-27%
Net Income	1,867,955	2,210,751	-15.5%
Gross Margin	49.9%	47.8%	4.4%
Net Margin	16.3%	16.3%	0%

During the nine months ended September 30, 2012, our net revenues were $33,000,374, representing an increase of 12% from the same period of last year, and gross profit was $12,731,742, representing an increase of 12.5% from the same period of last year. During the nine months ended September 30, 2012, our operating income was $6,835,628, representing an increase of 9.9% from the same period of 2011.

	For the nine months ended September 30
	2012	2011	Change
	US$	US$
Net Revenues	33,000,374	29,465,400	12%
Gross Profit	12,731,742	11,320,819	12.5%
Operating Income	6,835,628	6,218,720	9.9%
Net Income	3,409,994	3,631,677	-6.1%
Gross Margin	38.6%	38.4%	0.4%
Net Margin	10.3%	12.3%	-16.3%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended September 30, 2012 were $11,427,105, compared to $13,603,978 for the same period in 2011, representing a decrease of 16%. During this period, we connected 14,173 new residential households to our gas distribution network, resulting in total connection fees of $6,978,861. In comparison, we connected 23,868 new residential households to our gas distribution network for the same period of 2011, resulting in total connection fees of $7,858,015. Gas sales during the three months ended September 30, 2012 were $4,448,243. Gas sales during the same period in 2011 were $5,745,963.

	For the three months ended September 30,
	2012		2011		Change
(In US$ million)	US$	%	US$	%	%
Net Revenues	11,427,105	100%	13,603,978	100%	-16%
Connection Fees	6,978,861	61%	7,858,015	58%	-11.2%
Gas Sales	4,448,243	39%	5,745,963	42%	-22.6%

Total net revenues for the nine months ended September 30, 2012 were $33,000,374, representing an increase of 12% as compared to $29,465,400 for the same period in 2011. The increase was due to the healthy growth in both connection fees and gas sales. During this period, we connected 34,163 new residential households to our gas distribution network, resulting in total connection fees of $15,275,391. Gas sales during the same period were $17,724,983. In comparison, we connected 40,201 new residential households to our gas distribution network in the same period of 2011, resulting in total connection fees of $13,898,424. Gas sales during the period were $15,566,976.

	For the nine months ended September 30,
	2012		2011		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	33,000,374	100%	29,465,400	100%	12%
Connection Fees	15,275,391	46%	13,898,424	47%	9.9%
Gas Sales	17,724,983	54%	15,566,976	53%	13.9%

The revenue mix from connection fees and gas sales was 46% and 54%, respectively. These results are in line with our historical trend for the same period.

Connection Fees

Connection fees during the three months ended September 30, 2012 were $7.0 million, representing a decrease of 11.2% from $7.9 million during the same period of 2011 and accounting for 61% of the total net revenue in the three months ended September 30, 2012 as compared to approximately 58% of the total net revenue for the same period in 2011.

	For the three months ended September 30,
(in US$)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	6,978,861	100%	7,858,015	100%	-11.2%
Residential Users	5,550,890	79.5%	7,519,742	95.7%	-26.2%
Industrial Users	372,042	5.3%	15,955	0.2%	2231.9%
Commercial Users	1,055,929	15.2%	322,318	4.1%	227.6%

Connection fees during the nine months ended September 30, 2012 were $15.3 million, representing an increase of 9.9% over the same period of 2011 and accounting for 46% of the total net revenue. With regard to the source of connection fees, 84% of the connection fees came from the development of new residential users in the first 9 months of 2012.

The connection fees from industrial and commercial users increased to 5% and 10.9% in the total connection fee mix for the first 9 months of 2012. That showed the healthy development of business users in the regions where we operate.

	For the nine months ended September 30,
(in US$)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	15,275,391	100%	13,898,424	100%	9.9%
Residential Users	12,849,580	84.1%	13,560,151	97.6%	-5.2%
Industrial Users	763,832	5%	15,955	0.11%	4687.6%
Commercial Users	1,661,978	10.9%	322,318	2.29%	415.6%

Gas Sales

Gas sales were $4.4 million during the three months ended September 30, 2012, accounting for 38.9% of total net revenue for the three months ended September 30, 2012 and representing a decrease of 22.6% over the same period of 2011.

Gas sales were $17.7 million during the nine months ended September 30, 2012, accounting for 53.7% of total net revenue in 2012 and representing an increase of 13.9% over the same period of last year. During the nine months ended September 30, 2012, gas sales to residential users decreased 19% from $10.4 million in the same period of 2011 to $8.4 million in 2012. During the nine months ended September 30, 2012, gas sales to industrial users increased 21%, from $4.8 million in the same period of 2011 to $5.8 million in 2012. Gas sales to commercial users were $3.5 million.

	For the nine months ended September 30,
	2012		2011		Change
(in US$)	US$	%	US$	%	%
Gas Sales	17,724,983	100%	15,566,976	100%	13.9%
Residential Users	8,438,383	47.6%	10,411,099	66.9%	-19%
Industrial Users	5,799,775	32.7%	4,793,460	30.8%	21%
Commercial Users	3,486,825	19.7%	362,417	2.3%	862.1%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012, which includes cost of connections and cost of gas sales, was $5.7 million, representing a decrease of 19.4% from $7.1 million in the same period of 2011.

	For the three months ended September 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	5,728,802	100%	7,106,537	100%	-19.4%
Connection Fee Cost	1,445,115	25%	1,674,747	24%	-13.7%
Gas Cost	4,283,687	75%	5,431,790	76%	-21.1%

Cost of revenues for the nine months ended September 30, 2012, which includes cost of connections and cost of gas sales, was $20.3 million, representing an increase of 11.7%, from $18.1 million in the same period of 2011.

	For the nine months ended September 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	20,268,632	100%	18,144,581	100%	11.7%
Connection Fee Cost	3,677,505	18.1%	3,200,424	17.6%	14.9%
Gas Cost	16,591,127	81.9%	14,944,157	82.4%	11.0%

Cost of Connection Fees

The cost of connection fees decreased 13.7% to $1.4 million during the three months ended September 30, 2012 from $1.7 million for the same period in 2011.

Cost of connections increased 14.9% to $3.7 million during the nine months ended September 30, 2012 from $3.2 million for the same period in 2011. The increase is attributed mainly to the increase in revenue and year over year increase in raw material and labor costs.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales decreased 21.1% to $4.3 million during the three months ended September 30, 2012 from $5.4 million for the same period in 2011.

The cost of gas sales increased 11% to $16.6 million during the nine months ended September 30, 2012 from $14.9 million in the same period in 2011.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended September 30, 2012, gross profit was $5.7 million, representing a decrease of approximately 12.3% from the same period of 2011. Gross profit from connection fees was $5.5 million for the three months ended September 30, 2012, accounting for 97% of total gross profit. In comparison, gross profit from connection fees was $6.2 million for the three months ended September 30, 2011, accounting for 95.2% of total gross profit for the three months ended September 30, 2011. Gross profit from gas sales was $0.2 million for the three months ended September 30, 2012, accounting for 3% of total gross profit, compared to $0.3 million, accounting for 4.8% of total gross profit, in the same period of 2011.

Gross margin during the three months ended September 30, 2012 was 49.9%, compared to 47.8% during the same period in 2011.

Gross margin for connection fees for the three months ended September 30, 2012 was 79.3%, compared to 78.7% in the same period of 2011. Gross margin for sales of natural gas was 3.7% for the three months ended September 30, 2012, compared to 5.5% during the same period of 2011.

	For the three months ended September 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gross Profit	5,698,303	100%	6,497,441	100%	-12.3%
Connection	5,533,747	97%	6,183,267	95%	-10.5%
Gas	164,557	3%	314,174	5%	-47.6%

Gross margin during nine months ended September 30, 2012 was 38.6%, compared to 38.4% during the same period in 2011.

Gross margin for connection fees for the nine months ended September 30, 2012 was 75.9%, compared to 77% during the same period of 2011.

Gross margin for sales of natural gas was 6.4% for the nine months ended September 30, 2012, compared to 4% during the same period of 2011.

	For the nine months ended September 30,
	2012		2011		Change
($ million)	US$	%	US$	%	%
Gross Profit	12,731,742	100%	11,320,819	100%	12.5%
Connection	11,597,886	91%	10,698,000	95%	8.4%
Gas	1,133,856	9%	622,819	5%	82.1%

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended September 30, 2012 were $2.3 million and approximately 20.1% of net revenues, compared with $1.8 million, or 13.5%, of net revenues in the same period of 2011.

SG&A in the nine months ended September 30, 2012 were $5.9 million, or approximately 17.9% of our net revenues, compared with $ 5.1 million, or approximately 17.3% of net revenues for the same period in 2011.

Operating Income

Operating income for the three months ended September 30, 2012 was $3.4 million, representing a decrease of 27% as compared to $4.7 million for the same period of 2011. This decrease was due to the decrease in revenue during the three months ended September 30, 2012.

The operating income for the nine months ended September 30, 2012 was $6.8 million, representing an increase of 9.9% as compared to the operating income of $6.2 million in 2011.

Other Income (Expense)

Other expense was $0.7 million for the three months ended September 30, 2012, compared with other expense $1.5 million for the same period of 2011.

Other expense was $2.3 million for the nine months ended September 30, 2012, compared with other expense of $1.4 million for the same period of 2011.

Income tax

Income tax was $0.8 million for the three months ended September 30, 2012, compared to $0.9 million for the same period of 2011.

Income tax was $1.2 million for the nine months ended September 30, 2012, compared to $1.3 million in 2011.

Net Income

Net income for the three months ended September 30, 2012 was $1.9 million, compared with net income of $2.2 million for the same period of 2011.

Net income for the nine months ended September 30, 2012 was $3.4 million, compared with net income of $3.6 million in the same period in 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $3.0 million as of September 30, 2012, representing an increase of $0.1 million as compared to $2.9 million as of December 31, 2011.

Cash sourced in operating activities for the nine months ended September 30, 2012 was $9.0 million, compared to $0.8 million during the same period of 2011.

Cash used in investing activities for the nine months ended September 30, 2012 was $15.2 million, representing an increase of $7.3 million from $7.9 million during the same period of 2011.

Cash sourced in financing activities for the nine months ended September 30, 2012 was $7.2 million, representing a decrease of $2.4 million from $9.6 million during the same period of 2011.

In the year 2012, the Company will prioritize cash management and financing activities in the efforts to (1) utilize the working capital to fulfill the growth opportunities and the new pipeline construction projects; (2) secure sufficient funds to repay the $5.3 million principal of the convertible bonds, which mature on November 30, 2012; and (3) cover the expected increase in interest expenses as a result of various financing activities which will entail additional capital costs.

Accounts Receivable

Accounts receivable as of September 30, 2012 were $12.7 million, representing an increase of $0.9 million from $11.8 million as of December 31, 2011.

Notes Receivable

Notes receivable as of September 30, 2012 was 0.07 million, representing a decrease of $0.23 million from $0.3 million as of December 31, 2011.

Inventory

Inventory was $2.0 million as of September 30, 2012 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of September 30, 2012 were $60.1 million, representing an increase of $4.4 million from $55.7 million as of December 31, 2011. The table below is a breakdown of our fixed assets at cost:

	September 30, 2012	December 31, 2011
At Cost	60,108,677	55,673,498
Gas Pipelines	$49,401,710	$46,066,763
Motor Vehicles	6,290,641	6,310,953
Machinery & Equipment	2,178,518	1,509,988
Buildings	1,858,397	1,411,004
Leasehold Improvements	84,783	93,493
Office Equipment	294,628	281,297
Less Accumulated depreciation	(7,467,896)	(6,613,211)
	$52,640,781	$49,060,287

Bank Loans

Short-term bank loans as of September 30, 2012 were $14.9 million, a decrease of $2.2 million compared to 17.1 million as of December 31, 2011.

Long-term bank loans as of September 30, 2012 were 9.5 million; there was no long-term bank loan as of December 31, 2011.

Accounts Payable

Accounts payable as of September 30, 2012 was $16.3 million, representing an increase of $4.9 million compared to December 31, 2011.

Other Payables

Other payables - current as of September 30, 2012 were $7.9 million, representing an increase of $0.3 million compared to December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

