Form 10-K
period 2012-12-31
Sino Gas International Holdings, Inc.
filed 2013-04-11
CIK 1326364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Issuer’s Telephone Number: 86-10-8260-0527

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 24,583,563 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $10 million as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.41 per share, as reported by The Over-The-Counter Bulletin Board.

As of December 31, 2012 the Registrant had 31,802,382 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

Except as otherwise indicated by the context, references in this Form 10-K to:

•	“Sino Gas International Holdings, Inc.,” the “Company,” “Sino Gas,” “we,” “us” or “our” are references to the combined business of Sino Gas International Holdings, Inc. and its direct and indirect subsidiaries.
•	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
•	“RMB” means Renminbi, the legal currency of China.
•	“China” or the “PRC” are references to the People’s Republic of China.
•	“U.S.” is a reference to the United States of America
•	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all currency figures in this filing are in U.S. Dollars. According to the currency exchange website www.xe.com, on December 31, 2012, $1.00 = 6.23 Renminbi.

Unless otherwise indicated, “2012” “2011” and “2010” refer to the fiscal years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively.

This report contains additional trade names and trademarks of other companies other than the Company. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement of us by such companies, or any relationship with any of these companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

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

PART I

Item 1. Business

Overview

We are engaged in the development of natural gas distribution systems and the distribution, through our indirectly owned subsidiaries in the PRC, Beijing Zhongran Weiye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries, of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (the “PRC” or “China”).

The company owns and operates natural gas distribution systems in 34 small and medium size cities and serves approximately 293,758 residential and seven industrial customers. Our facilities include approximately 2,039 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 150,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2012	2011
Total gas distributed and supplied (US$ millions)	27.0	20.6
Distribution network (km)	2,039	1,635
Number of industrial customers	7	7
Number of residential customers	293,758	234,749

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

We generate revenues in two ways: (i) connection fees for connecting to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operation:

	At and for the year ended December 31
	2012		2011
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	23.4	46.5%	21.1	50.5%
Gas sales	27.0	53.5%	20.6	49.5%
Other sales			—

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

	For the year ended December 31
	2012 (US$ millions)	2011 (US$ millions)
Gas costs	25.3	19.0
Connection costs	7.0	4.4

We buy natural gas for distribution in three forms: (i) compressed natural gas (“CNG”); (ii) liquefied natural gas (“LNG”) and (iii) directly from the primary natural gas pipeline (“NG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to a point of distribution or consumption. Typically CNG is compressed under pressure to less than 1% of its volume and is transported at normal temperatures, while LNG, which can take up about 1/600th of the volume, is natural gas that has been converted temporarily to liquid form for ease of storage or transport. The key difference is that CNG is in compressed form, while LNG is in liquefied form. CNG has a lower cost of production and storage compared to LNG because CNG does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km of the natural gas supplier and we transport LNG to a city if it is located more than 300 km away from the natural gas supplier. If the NG pipeline’s connection point is within 50 km of the city we serve, we connect directly to the NG pipeline. Approximately 83.6% of the natural gas we purchase is CNG, approximately 0.9% is LNG and approximately 15.4% is NG.

Our business is generally affected by two seasonal factors. First, between December and March, the cold weather in northern China makes construction very difficult. For a given gas distribution project, to avoid running into this time period, we generally start the process of pipeline installation, which has a duration of six to eight months, in April so as to complete the process before December. As a result, our revenues from connection fees are higher in the third and fourth quarters than those in the first and second quarters. Second, gas sales in winter are generally higher than in summer, as our customers tend to consume more natural gas for heating purposes during the winter.

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. As of December 31, 2012, our corporate structure is set forth below

(1)	The subsidiaries of Beijing Gas are set forth below:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %

Jiangsu Zhongran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99

Jiangsu Zhongran Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2 010	100	100

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	100

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100

Langfang Weixian Huowu Transportation Co., Ltd.	PRC	3/22/2005	100	95

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

On February 19, 2002, we formed a subsidiary corporation named Pegasus Tel, Inc. under the laws of the State of Delaware, in order to enter into the telecommunications business. On March 28, 2002, Pegasus Tel, Inc. merged with Pegasus Communications, Inc., a New York corporation, with Pegasus Tel, Inc. (“Pegasus”) as the surviving entity. On January 14, 2002 we purchased payphone assets consisting of 29 payphones and associated equipment from the Margaretville Telephone Company for $11,600.

On May 21, 2002, we changed our name to Dolce Ventures, Inc. We were an inactive shell company from May 2002 until September 7, 2006.

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

Organizational History of Gas (BVI) and Beijing Gas

Gas (BVI) was incorporated on June 19, 2003 in the British Virgin Islands with Mr. Yuchuan Liu as its sole shareholder. Gas (BVI) is the holding company for Beijing Gas. Prior to the acquisition of all of the equity interests of Beijing Gas by Gas (BVI) as described below, Gas (BVI) had no business operations, assets or liabilities, apart from organizational expenses and fees.

Beijing Gas was originally formed as a limited liability company under the laws of the PRC in 2001 under the name Beijing Yuan Wang Yu Cheng Construction Ltd., and, in June 2003, changed its name to its current name, Beijing Zhongran Weiye Gas Co., Ltd. On February 17, 2004, Gas (BVI) acquired all the outstanding capital stock of Beijing Gas from its then shareholders. On July 14, 2004, Gas (BVI) transferred 1% of the capital stock of Beijing Gas to Shenzhen Shenqi Cheng Tong Investment Ltd., a limited liability company organized under the laws of the PRC (“Shenzhen Shenqi”), and, simultaneously, Shenzhen Shenqi invested RMB 20 million in Beijing Gas in exchange for 50% of the capital stock of Beijing Gas. As a result, Gas (BVI) and Shenzhen Shenqi held 49% and 51% of the capital stock of Beijing Gas, respectively. On April 30, 2006, Gas (BVI) acquired all of the capital stock of Beijing Gas held by Shenzhen Shenqi in exchange for 20.4 million RMB. As a result of this transaction, Beijing Gas became a “wholly foreign owned entity” under PRC law by virtue of its status as a wholly-owned subsidiary of Gas (BVI).

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

As of December 31, 2012, we now have operations in Hebei Province, Jiangsu Province, Anhui Province, Yunnan province and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing. We have operations in 20 cities in Hebei, 2 cities in Anhui, 4 cities in Jiangsu, 6 city in Yunnan, and 2 city in Jilin province. Most of these cities have an urban population of less than 300,000 but are experiencing quick urbanization. Hebei Province is the closest province to the Chinese capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two provinces in eastern China that are close to Shanghai. Jilin Province is located in north-eastern China.

Most of the project companies are organized as limited liability companies under PRC law with Beijing Gas holding an equity interest of 100%. Three of our project companies are still in the process of transferring the interests of their remaining minority shareholders (<5%) back to Beijing Gas.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhongran Xiangke Oil and Gas Technology Co., Ltd., a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and the sale of self-produced chemicals for use in oil field exploration. We have not derived any material amounts of revenues from this joint venture.

From 2007 through 2012, we made the following acquisitions:

On January 15, 2007, Beijing Gas acquired a 100% equity interest in Beijing Chenguang Gas Co., Ltd. (“Beijing Chenguang”) for a purchase price of 26,000,000 RMB in cash. Beijing Chenguang became a wholly-owned subsidiary of Beijing Gas. Beijing Chenguang is primarily engaged in the business of developing, transferring and licensing of technologies for natural gas purification, compression and transportation, as well as installation of natural gas equipment and supplying natural gas. Mr. Zhicheng Zhou, our Chief Operating Officer, owned 30% of Beijing Chenguang immediately prior to the acquisition.

On June 20, 2007, Beijing Gas acquired 100% equity interest of Guannan Weiye Gas Co., Ltd. (“Guannan”) for a purchase price of 7,500,000 RMB in cash. Guannan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan included all of the assets and customer relationships of Guannan, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning June 29, 2007. This acquisition was not with related parties.

On July 9, 2007, we purchased the assets of Baishan Weiye Gas Co., Ltd. (“Baishan”) a regional distributor and developer of distribution networks for natural gas in Jilin Province for a price of 7,000,000 RMB. Under the asset purchase agreement, we are responsible for paying the outstanding debts of Baishan in the amount of $4,000,000, which are due in periodic installments through 2030. This acquisition was not with related parties.

On April 22, 2008, we entered into an agreement with the Qujing Development Investment Co., Ltd. a PRC state-owned company and Yunnan Investment Group Co., Ltd, also a PRC state-owned company, to set up Qujing Gas Co., Ltd. (“Qujing Gas”) to operate in the City of Qujing, Yunnan Province. The Company held a 39% equity interest in Qujing Gas. The initial registered capital of the Qujing Gas was 30 million RMB. On December 17, 2010, we entered into an agreement with Asia Giant Investment Fund (“AGIF”) pursuant to which Sino Gas Construction Co., Ltd. (“Sino Gas Construction”) issued to AGIF the number of ordinary shares of Sino Gas Construction representing 49% of the total issued capital of Sino Gas Construction for consideration of US$2.0 million.  In addition, the equity interest in Qujing Gas held by Beijing Gas was transferred to Sino Gas Construction so that Sino Gas Construction became the beneficial holder of the 39% equity interest in Qujing Gas. In 2011, the registered capital of Qujing Gas was increased to 130 million RMB. On April 2, 2012, the company transferred its 51% ownership in Sino Gas Construction to Tong Yuan International Limited (HK) (“Tong Yuan International”) and sold 49% of the ownership interest in Tong Yuan International to Yida Energy Inc. (Seychelles) for foreign currency amounting to approximately 12,669,930 RMB. As a result of the transactions, the Company, via Gas (BVI), holds 51% of Tong Yuan International, which holds 51% of Sino Gas Construction, which holds 39% of the equity interests of Qujing Gas.

On June 8, 2011, the company entered into an agreement with Hebei Natural Gas Co., Ltd. to sell assets and ownership of three of its subsidiaries in Hebei province, Xinji Zhongchen Gas Co., Ltd., Jinzhou Weiye Gas Co., Ltd., and Shengzhou Weiye Gas Co., Ltd., for a selling price of 44.8 million RMB. This acquisition was not with related parties.

Our Industry

China’s Macro-Economic Environment for the Natural Gas Market

Natural gas is playing an increasingly large role in the PRC national energy development strategy. The Twelfth Five Year Plan (2011-2015), encourages consumption of natural gas. One goal of the plan is to increase the use of natural gas as a portion of the total primary energy consumption mix in the PRC from 4% in 2011 to 8% by 2015. This is lower than the world average of 24%, and the Asian average of 11%. China’s natural gas consumption increased from 69.5 billion cubic meters in 2007 to 107 billion cubic meters in 2010. It is estimated that by 2015, the total natural gas consumption will be 230-260 billion cubic meters, with an annual growth rate approaching 25% during the 2011-2015 period. (Source: National Bureau of Statistics of China, China Energy Bureau, Petro China).

China is also focusing on the development of its clean energy sector, and one of its goals is to reduce coal consumption in the PRC primary energy consumption mix from 70% in 2009 to 63% in 2015. The use of coal, causes air pollution and other negative consequences to the environment. In the PRC, the heavy use of unwashed coal has led to large emissions of sulfur dioxide and particulate matter. As such, there have been serious environmental concerns in many countries around the world and these concerns have led to a global trend to reduce coal usage.

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

Demand for Natural Gas in China

Currently, natural gas consumption in the PRC accounts for about 4% of its total energy consumption. However, driven by environmental pressures, improvements in social infrastructure due to economic growth, and the necessity of a stable energy supply, it is anticipated that the use of natural gas will grow very rapidly in the PRC. According to the statistics of the China National Development and Reform Commission (the “NDRC”), the consumption of natural gas increased from 24.5 billion cubic meters in 2000 to 107 billion cubic meters in 2010, which represents average growth of 12.6% per year.

China’s Natural Gas Reserves and Gas Pipeline Infrastructure

The PRC abounds in rich natural gas reserves, which are primarily located in Xinjiang, Sichuan and Inner Mongolia. According to the statistics of the Energy Information Administration, proven natural gas reserves in China were estimated to be 63.36 trillion cubic feet in 2008. In recent years, China has actively explored its shale gas potential. According to preliminary estimates from the United States Energy Information Administration published in April of 2011, China’s shale gas reserves could reach 100 trillion cubic meters, of which 36 trillion can be explored, which is equivalent to the United States’ total reserves. In December of 2011, the State Council officially recognized shale gas as the 172nd independent mineral of China’s natural reserves. On March 16 of 2012, the Twelfth Five-Year Plan for Shale Gas was announced and set a goal of producing 6.5 billion cubic meters of shale gas by 2015 and 60-100 billion cubic meters by 2020. Because the PRC’s largest reserves of natural gas are located in western and north-central China, it requires a significant investment in gas transport infrastructure to carry natural gas to eastern cities and the rest of the PRC. Until recent years, the PRC’s natural gas consumption was limited to local natural gas producing provinces because of the lack of national long-distance pipeline infrastructure.

The principal method for transport of natural gas from a source to end users is by means of pipelines. In order to develop the natural gas industry, it is essential that the necessary pipeline infrastructure be in place so that natural gas is easily accessed for distribution to end users at affordable cost.

Under the PRC government’s Tenth Five-Year Plan (2001-2005), the country’s longest pipeline, known as the West-East Pipeline, was constructed and went into operation in January 2005. It transports natural gas from deposits in the western Xinjiang province to Shanghai, picking up additional gas in the Ordos Basin. The full length of the pipeline is about 4,200 km with a designed annual capacity of 20 billion cubic meters, a delivery pressure of 10 megapascals and 35 processing stations along the pipeline.

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

Natural Gas Suppliers

The natural gas supply in China is dominated by the three large state-owned oil and gas holding companies, namely China National Petroleum Corporation Group (“PetroChina”), China Petroleum and Chemical Corporation Group (“Sinopec”), and China National Offshore Oil Corporation Group (“CNOOC”). In the first nine months of 2011, production by PetroChina, Sinopec and CNOOC accounted for 64.4%, 14.2% and 11.96%, respectively of the total national production. PetroChina and Sinopec own and operate onshore pipelines while CNOOC owns and operates virtually all off shore pipelines (Source: 2011 National Oil and Natural Gas Industry Development Report by CNPC Economy & Technology Research Center).

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

(ii) Experienced Management and Technical Personnel. We have a team of senior executives who are industry experts in managing larger Chinese petroleum and/or gas companies with decades of combined experience in running our company or managing businesses in our industry. Our founder and Chief Executive Officer, Mr. Yuchuan Liu, is a natural gas industry expert with over 20 years of experience in senior management positions at PetroChina and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhicheng Zhou, served as the Director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2006. Our Chief Engineer, Mr. Shukui Bian, is one of the draftsmen of the PRC National Standards for Urban Gas Supply, and was previously the Chief Executive Officer of the First Oil Extraction Plant of North China Oilfield. Our company was one of the earliest to engage in the natural gas distribution business in small and medium sized cities, and thus has gained significant experience in this market segment.

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

The selection of new operational locations is determined after conducting preliminary evaluations and studies of the target locations and the potential returns on investment. The criteria that are investigated and documented by us for any potential operational location are:

1.	Size and density of the population.
2.	Economic statistics of the targeted locations.
3.	Extent and concentration of industrial and commercial activities.
4.	New property development in the target location.
5.	Projected levels of connection fees and gas usage charges.
6.	Extent of the local government’s commitment to environmental protection, environmental policies in place, and the local population’s awareness of environmental issues.
7.	Likelihood of obtaining exclusive operational rights and preferential tax and government fee treatment.
8.	Types of gas supply (piped natural gas, CNG or LNG) and methods of delivery. CNG trucks are deployed if the gas source, or long distance pipeline, is located within 300 km of the destination. Generally, LNG trucks are used if the gas source, or long distance pipeline, is located beyond 300 km from the destination.
9.	For an acquisition of existing natural gas projects, the cost of acquisition, quality of assets and/or business are also valued. In addition, the liabilities of the business are analyzed along with any other perceived or actual problems encountered.

Based on the findings of the investigation, our business development team will decide whether to make a recommendation to management for approval to proceed with discussions and negotiations for a new project. We have conducted dozens of preliminary evaluations since our inception in 2003.

(ii)       Securing a new operational location. Once we have approved a potential natural gas distribution project in an operational location, we normally set up a local independent subsidiary, also known as a project company, to administer the project. We then prepare and submit a detailed gas project proposal to the local government and commence negotiations on major issues such as the granting of exclusive rights or rights of first refusal to supply gas to that location, proposed connection fees and gas usage charges and whether any tax and other concessions or favorable policies will be granted by the local government. Once established, the project company will conduct a series of marketing and promotional campaigns (which may include joint promotional campaigns with the local government) to increase public awareness of piped natural gas in the operational location. Concurrently, we begin actively seeking out potential customers in the operational location and negotiating the terms of supply contracts with the aim of entering into supply contracts as soon as possible with such customers.

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

In 2012, one Certificates of Utility Model Patent was granted to Beijing Gas and six Certificates of Utility Model Patents were granted to Beijing Chenguang Gas by the State Intellectual Property Office of the People’s Republic of China.

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

At present, we have approximately 293,758 end users in Beijing, Hebei, Jiangsu, Jilin and Anhui. Our top five residential customers in 2012 and 2011, who are developers or owners of residential areas, are shown below:

	Percentage of Connections
	Fees for the year ended December 31,
Customers	2012	2011
ChangBaiShan International Resort Development Co., Ltd.	8.9%	17.03%
Tongshan Hengying Jiaye Gas	3.0%	*
Tangshan Changchun Real Estate Co.	1.7%	*
Shanghai Datun Energy Jiangsu Subsidiary	1.3%	*
Suqian Fuyuan Real Estate Co.	1.5%	*
Total	16.4%	28.83%

*less than 1% or new customers in 2012

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

The table below presents information about our top five industrial customers for 2012 and 2011:

	Percentage of Sales
	Fiscal year ended December 31,
Customers	2012	2011
Hebei Zhong Gang Steel	14.05%	22.88%
PetroChina Qingxian Special Oil Pipe Equipment	3.67%	4.58%
Jiangsu Huachang Aluminum	6.98%	*
Peixiang Baoyi Footwear Co.	1.20%	*
Qinghua Yangguang Energy Changping Subsidiary	0.91%	*
Total	26.80%	29.78%

* less than 1% or new customers in 2012

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Generally, approximately 83.6% of the natural gas we purchase is CNG, approximately 0.9% is LNG, and approximately 15.4% is pipeline NP.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan Zhongyuan Lvneng Advanced Technology Co., Ltd. (“Henan Zhong Yuan”), a subsidiary of Sinopec. Historically, we have purchased the majority of our CNG from North China Oilfield and the majority of our total purchases of LNG from Henan Zhong Yuan. Our Supplier of NG via pipeline has been Petro China Kunlun Gas’s subsidiary in Xuzhou, Jiangsu province.

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

Domestically we purchase pipes of various size and thickness according to PRC standards and regulations for installation in different segments of our natural gas pipeline infrastructure. Payments for equipment, pipes and machinery are purchased with credit terms ranging from 30 to 90 days. We generally do not purchase gas appliances, except gas meters, which we purchase in bulk directly from manufacturers in China. We also provide repair and maintenance services for the gas appliances supplied. We generally provide a one-year warranty on our gas distribution system to our customers, during which time we provide free check-ups of the pipeline and repair for any appliances we provided.

Competition

Since our inception, we have focused on supplying natural gas to small and medium sized cities in the PRC where the average urban population is below 300,000, where the natural gas penetration rate is typically 0%, and where we are able to obtain exclusivity for natural gas distribution from the local government. In entering into these small and medium sized cities, we are generally authorized to be the sole supplier of natural gas by the local governments pursuant to franchise agreements for a typical term of 25 to 30 years. This differs from the bigger natural gas distribution companies, which have focused on a few areas with large populations. The larger cities are very competitive markets that tend to offer less flexibility for advantageous pricing arrangements. Due to our smaller city focus where the operating costs are lower and competition is much less intense, we believe we generate profit margins and returns at or above industry-average levels.

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

Based on the division of the administrative districts in the PRC as of 2004, there were 34 1st tier provincial level administrative districts (“Sheng Ji” in Chinese), 333 2nd tier regional level administrative districts (“Di Ji” in Chinese) and 2,862 3rd tier county level administrative districts (“Xian Ji” in Chinese) in China.

In 2010, according to the Small & Mid- Sized City Green Book (a Chinese government publication), cities under 500,000 people are classified as small sized cites, and cities with 500,000 to 1 million are classified as mid-sized cities. As of 2010, China had a total of 2,160 small to mid- sized cities. Among them, we estimated approximately 800 small to mid- sized cities have the potential to be supplied with natural gas.

The following are our natural gas competitors in China:

	Ticker	2011 Revenue (in US$ millions)	2011 Net Income (in US$ millions)
Towngas China Co., Ltd. (Panva Gas) (1)	1083.HK	561	92
ENN Energy Holdings Limited (Xinao Gas Holdings Ltd.) (2)	2688.HK	1,957	163
China Gas Holdings Limited(3)	0384.HK	2,060	81

(1)	Towngas China Company Ltd., formerly Panva Gas Holding Limited, is a supplier of gas, including liquefied petroleum gas (“LPG”) and natural gas in eight Chinese provinces, where over 40 companies of the group are providing gas fuel services.

(2)	ENN Energy Holdings Limited, formerly Xinao Gas Holdings Limited, is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped and bottled gas in China with operations in four divisions: gas connection, sales of piped gas, distributions of bottled LPG and sales of gas appliances.

(3)	China Gas Holdings Limited (“China Gas”) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment in and operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (“LNG”) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

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

We believe that due to our strict implementation of safety control procedures, there have been no major accidents that have resulted in serious injury or death since our inception.

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

As of December 31, 2012, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We believe failure to obtain such permits in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

Safety Regulations

As a natural gas distributor, Beijing Gas is regulated by the Administrative Rules on City Gas Safety jointly promulgated by the PRC Ministry of Construction, standards set by Standards Bureau and those set by the Fire Safety Bureau of the PRC Ministry of Public Security effective in May 1991. According to such rules, the manufacture, storage, transportation, operation, usage of city gas, design and construction of gas-related projects, and the manufacture of gas-related facilities shall be subject to relevant safety requirements and qualifications. Fuel service station standards are subject to regulation by the PRC’s Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine. Required certificates are issued upon satisfactory inspection of service stations. In addition, there are various standards that must be met for filling stations, including standards for the handling and storage of gas, tanker handling, and compressor operation. These standards are regulated by local construction and gas operations regulating authorities. Inspections are carried out and certificates for the handling of dangerous agents are issued by the relevant local authorities. As of December 31, 2012, most of our project companies have received such certificates. We believe failure to obtain such certificates in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

Environmental Assessment

Under China’s Environmental Regulations, each of our project locations should obtain an environmental assessment report which assesses the environmental impact of the operations of the project. The report must be approved by the relevant authorities. As of December 31, 2012, most of our project companies have obtained such reports. We believe failure to obtain such reports in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

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

Foreign Currency Control

Under certain regulations in the form of public notices issued by the PRC State Administration of Foreign Exchange, or SAFE, our shareholders who are PRC resident entities or individuals are subject to certain registration requirements due to the status of GAS (BVI) and Sino Gas under Chinese law as offshore special purpose companies, or SPCs. These regulations would prohibit Beijing Gas from distributing dividends or profits to GAS (BVI) and/or Sino Gas as SPCs unless we comply with the registration requirements set forth by SAFE. As of the date hereof, Mr. Yuchuan Liu, our President, Chief Executive Officer and Chairman of the Board, has completed the registration with the SAFE and was issued a SAFE certificate in August 2006. We are in the process of determining whether there are additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise.

Employees

As of December 31, 2012, we had approximately 584 full-time employees, including approximately 65 management personnel, and 519 employees in finance, accounting, and operations.

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

In the course of its review of our Registration Statement on Form S-1, the staff of the SEC provided comments requesting further information about the Spin-off and indicated its concern that the Pegasus Shares may have been issued without proper registration or an available exemption from registration. Under Staff Legal Bulletin No. 4 promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when the following five (5) conditions are met: (i) the parent shareholders do not provide consideration for the spun-off shares; (ii) the spin-off is pro-rata to the parent shareholders; (iii) the parent provides adequate information about the spin-off and the subsidiary to its shareholders and to the trading markets; (iv) the parent has a valid business purpose for the spin-off; and (iv) if the parent spins-off “restricted securities,” it has held those securities for at least two years.

If it were determined that the Spin-off did not satisfy the conditions for an exemption from registration, it would mean that the issuance of the Pegasus Shares violated Section 5 of the Securities Act and potentially the state securities laws of the states in the U.S. in which the holders of record for the Spin-off resided. The consequences of such a finding could be the imposition by the SEC and relevant state regulators of monetary fines or other sanctions as provided under relevant federal and state securities laws. Such regulators could also require us to make a rescission offer, which is an offer to repurchase the securities, to the holders of Pegasus Shares.

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

The price of natural gas is subject to uncertain government regulations and market conditions in the PRC that are subject to change or fluctuation. While our costs for natural gas are subject to control by the PRC government and we have not experienced any significant price fluctuations over the past few years, we cannot assure you that the price of natural gas will not vary significantly in the future. Numerous factors, most of which are beyond our control, drive the price and supply of natural gas. Some of these factors are: general international and domestic political and economic conditions, wars, OPEC actions, industry capacity utilization and government regulations. Ongoing wars, conflicts, and uncertain international political conditions could drive the price of natural gas upwards, thus reducing our profit margins from sales of natural gas to our customers. Any production restrictions imposed by OPEC on crude oil or natural gas could also reduce the available inventory of natural gas and drive prices upwards, reducing our profits. The price at which we sell to customers is subject to approval by the Chinese government and is heavily regulated. Although in the past three years there were no significant changes in regulations, we cannot assure you this will be the case in the future. Also, any changes in PRC governmental regulations, such as labor laws regarding minimum wage could materially and adversely affect our profits.

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

From August 2003 to December 2012, we entered into 29 franchise agreements to provide natural gas, and we expect that we will secure more franchise agreements in the years to come.

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

Our success depends, in part, on our ability to protect our proprietary technologies. At present, we use an unpatented proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yuchuan Liu, and another individual who is not associated with our company. We cannot assure you that we are and will be able to effectively protect our technology, or that our current or potential competitors do not have and will not obtain or develop a similar compression process. The occurrence of any such event could harm our business and competitive position.

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

At present, we use an unpatented, proprietary natural gas compression process that allows us to effectively and economically compress natural gas and distribute it. This process was developed by us based on a patented technology co-owned by our Chairman and Chief Executive Officer, Mr. Yuchuan Liu, and another individual who is not associated with our company. In developing the process, we did not obtain and have not obtained authorization from such individual to use the patented technology. We believe that the technology we use is significantly improved and is distinguishable from the original patented technology, and any infringement claim related to the original patented technology would be unlikely to succeed. However, we cannot assure you that our assessment is and will be correct. In addition, as litigation becomes more common in the PRC for resolving commercial disputes, we face a higher risk of being the target of intellectual property infringement claims. Determining the validity and scope of claims relating to natural gas compression technology and the patents to related devices and machines involves complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceeding to which we may become a party could subject us to significant liability, including damage awards to third parties, court orders requiring us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing us from providing gas services to our customers as required by various contracts we entered. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchases or use of our products until resolution of such litigation.

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

We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Mr. Yuchuan Liu. The loss of the services of Mr. Liu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Liu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Liu. We do not carry key man life insurance for any key personnel.

In addition, our future success also depends upon the continuing services of the other members of our senior management team, including our Marketing Director, Zhimin Zhong; our Vice President and Chief Engineer, Shukui Bian; and our Principal Accounting Officer Baoling Wang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel in our line of business is intense in China, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failures could materially and adversely affect our future growth and financial condition.

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

Currently, we provide a one year service warranty for end user equipment, such as gas indoor pipes and gas meters after we have installed the gas distribution systems and commenced gas supply to them. The warranties require us to repair and replace defective components. Since we started our current line of business, we have received a very limited number of warranty claims for our products and those that we have received have only involved minor repairs and were of immaterial value. Consequently, the costs associated with our warranty claims have historically been very low. Therefore, we have not established any reserve funds for potential warranty claims. However, if we experience any increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

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

During the second half of 2010 and continuing through 2012, numerous media reports in the United States and elsewhere made negative claims or suggestions regarding China-based companies listed on U.S. stock exchanges, including claims and suggestions relating to the accuracy and completeness of such companies’ financial information. Many of these reports appear to have been based, at least in part, on discrepancies between financial information set forth in a company’s filings with the U.S. SEC and filings with the PRC’s State Administration for Industry and Commerce. If we are associated with companies that are the subject of negative media reports because our operating entities are based in China or otherwise, or if we become the subject of such a report, the price of our common stock may be adversely affected.

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

While the PRC economy has experienced rapid growth in recent years, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and an increase in inflation. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In the past, in order to control inflation, the PRC government has imposed controls on bank credit, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policies can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns with respect to the Chinese economy. In 2007, the People’s Bank of China raised the interest rates again. Repeated increases in interest rates by the central bank would likely slow economic activity in China, and could, in turn, materially increase our costs and also reduce demand for our products and services.

Beijing Gas is subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the state of Utah and do not have any assets or conduct any business operations other than our investments in our subsidiaries. As a result of our holding company structure, we rely primarily on dividends payments from our subsidiary in China. However, PRC regulations currently permit payment of dividends only out of retained earnings, as determined in accordance with PRC accounting standards and regulations. In general, “retained earnings” has the same meaning under both US GAAP and PRC accounting standards, except that under PRC regulations, a minimum of 10% of net profits after tax has to be set aside as a reserve fund. The upper limit of the reserve fund is 50% of the total registered capital of the Company. Only after the requirements for the set-aside reserve fund are satisfied can dividends be paid out of retained earnings. Thus, the impact of such set-aside reserve fund on the Company is a restriction upon the Company’s ability to pay dividends to shareholders. For the most recently completed fiscal year, we have satisfied the set-aside reserve fund requirement and dividends could have been paid out of retained earnings. However, this year, we do not have plans to distribute dividends. Our subsidiaries and affiliated entities in China, according to PRC accounting standards and regulations, are also required to set aside a 10% of their after-tax profits to fund certain reserve funds. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. See “Government control of currency conversion may affect the value of your investment” herein. Furthermore, if our subsidiaries or affiliated entities in China incur debts on their own in the future, the instruments governing such debts may restrict their abilities to pay dividends or make other payments. If the company or its operating subsidiary is unable to receive the revenues due from our operations, we may be unable to pay dividends on our common stock. As of now, we have not attempted to distribute or remit any dividends from our subsidiaries in China and therefore, we have not experienced restrictions.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an over 32% appreciation of the RMB against the U.S. Dollar between July 21, 2005 and March 31, 2013. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. Dollar.

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

Under the EIT Law, dividends payable to foreign investors which are “derived from sources within the PRC” may be subject to income tax at the rate of 20% by way of withholding. Since we are a holding company and substantially all of our income will come from dividends that we receive from our PRC subsidiaries, dividends that we declare from such income may be deemed “derived from sources within the PRC” for purposes of the EIT Law and therefore subject to a 20% withholding tax. While the EIT Law stipulates that such taxes may be exempted or reduced, it is unclear under what circumstances, and to what extent, such tax would be exempted or reduced. One example of a limitation on the 20% withholding tax is the way in which, pursuant to a treaty for the avoidance of double taxation, income tax levied by the PRC authorities on U.S. investors may not exceed 10% of the gross amount of the dividends, provided that we are deemed to be a PRC resident enterprise under the new tax law. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, the value of your investment in our common stock may be materially and adversely affected.

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

In October 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE for direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as a “SPC”, intends to acquire a PRC company, such acquisition will be subject to strict examination by SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. Gas (BVI) is deemed a SPC under these SAFE regulations. As such, our shareholders who are PRC residents must comply with the registration and disclosure requirements provided under the SAFE regulations. Mr. Yuchuan Liu, our Chairman and Chief Executive Officer, has completed the registration with the SAFE and was issued a certificate by SAFE for Beijing Gas in August 2006. We have determined that there are about a dozen additional shareholders who are subject to the SAFE regulations and whose compliance status will have a material effect on our ability to remit any of our profits out of the PRC as dividends or otherwise. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

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

As of December 31, 2012, our co-founder and chief executive officer, Mr. Liu, beneficially owned approximately 20.5% of our outstanding shares of common stock. Mr. Liu is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Liu has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Liu, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a total number of 20,829,134 shares of Common Stock. As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock. On February 11, 2010, our registration statement on Form S-1, registration no. 333-147998 was declared effective by the SEC, pursuant to which 5,705,138 shares of our common stock are eligible for sale through the registration statement.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

The exercise of convertible note conversion feature will dilute the investment by current investors.

Currently our outstanding 8% senior secured convertible note includes the right to convert into 25,806,452 shares of common stock at 0.31 per share. 25,806,452 common shares will need to be issued by us if the note holder decides to exercise the conversion right. If this happens, the investment of our current shareholders would be significantly diluted.

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

Set forth below is the detailed information regarding these land use rights registered under the names of Beijing Gas or its subsidiaries:

Registered owner of land use right	Location & certificate of land use right	Usage	(approximate) square meters	Date of Issuance or Grant	Expiration Date

Beijing Gas	South side of Huang He Road, Cai Yuan Town, Wuqiao County Wu Guo Yong (2003) Zi Di Chu No. 208	Commercial use	1,520	November 25, 2003	November 25, 2043

Yutian Zhongran Weiye Gas Co., Ltd.	Between East side of Yu Zun West Road and South side of Guan Qu, Yutian County Yutian Guo Yong (2004) Zi Di No. 097	Industrial use	2,674.5	June 8, 2004	May 21, 2054

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	East side of Xinchen Road in Xiahuayuan District of Zhangjiakou City	Commercial use	3,320	2008	2048

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

As of December 31, 2012, we own 2,039 km of high-pressure underground pipeline. We also own and operate 43 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 31 cars, 23 trucks, 47 containers (3,000 m3), 8 containers (4,500 m3), and 76 containers (300 m3).

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

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
First Quarter of 2011	$0.59	$0.35
Second Quarter of 2011	$0.51	$0.20
Third Quarter of 2011	$0.39	$0.17
Fourth Quarter of 2011	$0.44	$0.21
First Quarter of 2012	$0.32	$0.32
Second Quarter of 2012	$0.41	$0.38
Third Quarter of 2012	$0.40	$0.30
Fourth Quarter of 2012	$0.35	$0.26

As of December 31, 2012, there were 652 holders of record of our common stock.

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Our transfer agent and registrar is Fidelity Transfer Company, address is 8915 S. 700 E., Suite 102, Sandy, UT 84070.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently the company has no outstanding equity compensation plans either approved by shareholders or otherwise.

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

Beijing Gas is organized as a holding company with four regional subsidiaries in four provinces with each regional subsidiary controlling certain project companies. As of December 31, 2012, Beijing Gas held four regional subsidiaries, Beijing Chenguang Gas Co., Ltd. (eight project companies and four branch offices in Beijing), Hebei Weiye Gas (Group) Co., Ltd. (ten project companies), Baishan Weiye Gas Co., Ltd. (one project company), Jiangsu Zhongran Weiye Energy Investment Co., Ltd. (“Jiangsu Investment”), five project companies in Jiangsu province will be organized as a region under Jiangsu Investment in the near future), and one gas shipping fleet Langfang Weixian Huowu Transportation Co., Ltd. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utilities. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhongran Xiangke Oil and Gas Technology Co., Ltd., a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and sale of self-produced products.

In addition to Beijing Gas, through our 51% owned subsidiary Tong Yuan International, we hold 51% of Sino Gas Construction, which holds a 39% equity interest in Qujing Gas Co., Ltd., a natural gas distributor that is a PRC joint venture entity engaged in the business of development, investment, operation, management and distribution of natural gas in Qujing, Yunnan province.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in the investment in and operation and management of city gas pipeline infrastructure, in the distribution of natural gas to residential and industrial users, in the construction and operation of natural gas distribution networks, and in the development and application of natural gas related technologies. Beijing Gas and its subsidiaries own and operate natural gas distribution systems in 34 small and medium size cities serving approximately 293,758 residential and seven industrial customers. Our facilities include approximately 2,039 km of pipeline and delivery networks with a daily capacity of approximately 150,000 cubic meters of gas.

We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui, Yunnan and Beijing.

Below is our corporate structure as of December 31, 2012:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this prospectus regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from two sources: (i) connection fees for connecting users to our natural gas distribution network and (ii) sales of natural gas. Given the fact that almost all of our connection fees are from new residential apartments, our connection activities are closely related to the development of the real estate industry in our targeted cities in China. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve the quality of life for local residents.

We have experienced high growth of our connection activities since the inception of our business due to the Chinese real estate boom. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to slow the growth of the property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the real estate market in China and our business, in turn, was affected. Starting in 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transactions fees, lowering interest rates, and relaxing bank lending policies. The Chinese government also decided to inject a stimulus package to boost the overall economy, and this stimulus package allocated funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced increased activity in the third and fourth quarters of 2009. However, starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in 1st tier cities and the effects of those policies spread nationwide during 2011. Moreover, the Chinese government has been tightening bank lending policies and increasing interest rates, and as a result the capital available to small and medium sized companies has been greatly reduced. The effects of these new initiatives from the government, which resulted in lower housing transaction volumes in 2011 continued in 2012. Because the customers we serve are in the 3rd and 4th tier cities, where housing development is behind the major cities, the slow-down of the housing market did not significantly affect our 2012 results, however, we expect the aforementioned slowing trend will spread to the smaller cities in 2013-2015, which could affect our outlook for 2013 and 2014.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the future growth trend of the real estate market will not change because of the continued urbanization in China. Moreover, the Chinese government, at both the national and the local level, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew by 7.8% in 2012, to 52 trillion RMB (approximately $8.3 trillion), exceeding the targeted 7.5% growth. The GDP growth rate was 7.9% in 4th quarter of 2012 compared to the 8.9% during the fourth quarter of 2011. Our gas users are composed of industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and, due to the increasing pool of residential customers, should maintain stable growth in the future. Gas sales to industrial users are subject to the operating performance of the industrial end user. As we expand into more cities, we expect to add more industrial users in the coming years if sufficient capital is available.

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

We face limited opportunities to develop into first-tier cities in China, as most are already occupied by other larger gas distributors, such as Xin’ao Gas Co., Ltd. (the largest distributor in China).

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

China’s energy market is highly regulated by the government with regards to the purchase and sale prices of natural gas. Whenever there is an adjustment to the purchase price by the government, gas distributors increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind the increase in the international markets. The Chinese government has seldom adjusted the price of natural gas and we cannot rule out the possibility of an increase in natural gas prices by the government in the future. Even though we could adjust the sale price accordingly after the increase in purchase price, thereby passing the increase onto the end users, the fact remains that such price increases would make natural gas more expensive, as compared to other alternative energies, and in turn hinder our business development.

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

RESULTS OF OPERATIONS

Year Ended Dec 31, 2012 Compared to Year Ended Dec 31, 2011

In the year ended December 31, 2012, net revenues were $50,399,529 representing an increase of 20.9% from that of the previous year, and gross profit was $18,042,960, representing a decrease of 1.5% from that of the previous year. Operating income in 2012 was $9,358,062 representing a decrease of 16.0% from the previous year.

	For the 12 months ended December 31,
	2012	2011	Change
	US$	US$	%
Net Revenues	$50,399,529	$41,680,718	20.9%
Gross Profit	$18,042,960	$18,308,422	-1.5%
Operating Income	$9,358,062	$11,144,926	-16.0%
Net Income	$6,383,440	$8,190,557	-22.1%
Gross Margin	35.8%	43.9%	-18.5%
Net Margin	12.7%	19.65%	-7%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2012 were $50,399,529, compared to $41,680,718 for the same period in 2011, representing an increase of 20.9%. The increase was due to the increases of both gas sales, and the connection fees. In 2012, we connected 59,009 new residential households to our gas distribution network, resulting in total connection fees of $23,426,503. Gas sales during the twelve months ended December 31, 2012 were $26,973,026. In comparison, we connected 51,249 new residential households to our gas distribution network in 2011, resulting in total connection fees of $21,063,505. Gas sales during the same period in 2011 were $20,617,213.

	For the 12 months ended December 31,
	2012		2011		Change
(In US$ million)	US$	%	US$	%	%
Net Revenues	50.40	100%	41.68	100%	20.9%
Connection Fees	23.43	46.5%	21.06	50.5%	11.2%
Gas Sales	26.97	53.5%	20.62	49.5%	30.8%

Our net revenues for the year ended December 31, 2012 increased by 20.9% compared to the same period of last year, which largely resulted from the following factors:

1)	Connection fees from residential customers increased by 11.2%. We were able to connect 59,009 residential households during the twelve months ended December 31, 2012 as compared to 51,249 in the same period of 2011. The new ski resorts in the Jilin Baishan Fusong area continued to provide many new building projects in the region that required new natural gas connections.

2)	Gas sales increased by 30.8%. Gas sales to residential users continued to grow with a 10.3% increase. Gas sales to industrial users grew 18.9% and gas sales to commercial customers increased significantly compared to the previous year. Gas sales are seasonal and the gas sales to residential users are stronger in the winter season due to the use of natural gas for heating.

Connection Fees

Connection fees in 2012 were $23.43 million, representing an increase of 11.2% over the results from 2011. Connection fees in 2012 accounted for approximately 46.5% of total net revenue compared to approximately 50.5% for the same period in 2011. 89.6% of connection fees in the twelve months ended December 31, 2012 were received from new residential users.

	For the 12 months ended December 31,
(in US$ millions)	2012		2011		Change
	US$	%	US$	%	%
Connection Fees	23.43	100%	21.06	100%	11.2%
Residential Users	21.0	89.6%	17.47	82.9%	20.2%
Industrial and Commercial Users	2.43	10.4%	3.60	17.1%	-32.5%

Gas Sales

Gas sales were $26.97 million in 2012, accounting for 53.5% of total net revenue in 2012, representing an increase of 30.8% from 2011. Gas sales to residential users increased 10.3%, from $13.02 million in 2011 to $14.36 million in 2012. Gas sales to industrial and commercial users increased 65.9%, from $7.6 million in 2011 to $12.61 million in 2012.

	For the 12 months ended December 31,
	2012		2011		Change
(in US$ million)	US$	%	US$	%	%
Gas Sales	26.97	100%	20.62	100%	30.8%
Residential Users	14.36	53%	13.02	63%	10.3%
Industrial and Commercial Users	12.61	47%	7.60	37%	65.9%

Cost of Revenues

Cost of revenues in 2012, which includes cost of connections and cost of gas sales, was $32.36 million, an increase of $8.99 million, or 38.4%, from $23.37 million in 2011.

	For the 12 months ended December 31,
	2012		2011		Change
(in US$ million)	US$	%	US$	%	%
Cost of Revenues	32.36	100%	23.37	100%	38.4%
Connection Cost	7.01	21.7%	4.38	18.7%	60.2%
Gas Cost	25.35	78.3%	19.0	81.3%	33.4%

Cost of Connections

The cost of connections increased 60.2% to $7.01 million during the year ended December 31, 2012 from $4.38 million for the same period in 2011. There were several facts for this significant increase that was higher than the revenue growth curve. First, in 2011, we enjoyed rapid ramp up in development of the Baishan Fusong area and lower than average cost associated with the sales from this area, however, projects in the Baishan region contributed less to the total revenue mix in 2012 and consequently of average cost of connections was higher; second, we developed more commercial customers in 2011 who contributed to higher margin for connection fees than residential customers; however, the amount of sales to commercial customers decreased 52% this year compared to the same period in 2011; third, during the twelve months ended December 31, 2012, we incurred higher costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2011

Cost of connections includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 33.4% to $25.35 million during the year ended December 31, 2012 from $19.0 million during the same period in 2011. This increase in cost of gas sales is largely due to the increase in gas sales during this period.

The cost of natural gas sales includes the purchase and transport of natural gas and the depreciation of delivery equipment.

Gross Profit

	For the 12 months ended December 31,
	2012		2011		Change
(in US$ million)	US$	%	US$	%	%
Gross Profit	18.04	100%	18.31	100%	-1.5%
Connection	16.41	91%	16.69	91.1%	-1.6%
Gas	1.63	9%	1.62	8.9%	0.4%

During the year ended December 31, 2012, gross profit was $18.04 million, representing a decrease of approximately 1.5% from the same period of 2011. Gross profit from connection fees was $16.41 million for 2012, accounting for 91% of total gross profit. In comparison, gross profit from connection fees was $16.69 million for 2011, accounting for 91.1% of total gross profit. Gross profit from gas sales was $1.63 million, accounting for 9% of total gross profit, compared to $1.62 million, 8.9% of total gross profit in the same period in 2011.

Gross margin during the year ended December 31, 2012 was 35.8%, compared to 43.9% during the same period in 2011.

Gross margin for connection fees for 2012 was 70.1%, compared to 79.2% in 2011. The decrease of gross margin reflected the higher cost of new connections made in 2012 compared with the cost of connections made in 2011. Gross margin for sales of natural gas was 6.0% in 2012, compared to 7.9% during the same period of 2011. The decrease was primarily due to the increase in delivery costs for the twelve months ended December 31, 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses during the year ended December 31, 2012 were $8.77 million and approximately 17.4% of our net revenues, compared with $7.16 million, or 17.2% of net revenues in the same period of 2011.

Operating Income

Our operating income in 2012 was $9.36 million, representing a decrease of 16.0% compared to the operating income of $11.14 million in 2011. The decrease was due to the lower gross margin from connection fee revenue and higher SG&A cost during this period.

Other Income (Expense)

Other expense was $0.92 million for the year ended December 31, 2012, compared with other expense of $0.80 million for the same period of 2011. Investment income of $3 million, other income of $2 million and interest income of $0.3 million were offset by other expense of $2.7 million and the interest expense of $3.4 million, which included $0.5 million in convertible bond coupon expenses, $1 million in non-cash flow amortization costs of convertible bonds and $1.8 million in bank loan interest expenses.

Income tax

Income tax was $2.05 million in 2012, compared to $2.27 million in 2011.

Net Income

Net income for the year ended December 31, 2012 was $6.38 million, a decrease of 22.1% from $8.19 million in the same period in 2011. This result was due to the lower gross margin, higher interest expenses and the non-cash flow amortization cost of convertible bonds. EPS was $0.17, and diluted EPS was $0.17.

	For the 12 months ended December 31,
	2012	2011	Change
	US$	US$	%
EPS as stated in Financial Statement
Basic	0.17	0.29	-41%
Diluted	0.17	0.23	-26%
2011 EPS excluding $1.1 million gain on disposal of subsidiaries
Basic	0.17	0.26	-34%
Diluted	0.17	0.21	-19%

Liquidity and Capital Resources

Cash and cash equivalents were $13.84 million as of December 31, 2012, an increase of $10.97 million as compared to $2.87 million of cash and cash equivalents as of December 31, 2011.

Cash sourced in operating activities for the year ended December 31, 2012 was $15.1 million, an increase of $7.54 million from $7.56 million during the same period of 2011.

Cash used in investing activities for the year ended December 31, 2012 was $22.9 million, an increase of $5.78 million from $17.12 million during the same period of 2011.

Cash sourced in financing activities for the year ended December 31, 2012 was $22.03 million. Net proceeds of bank loans were $16.24 million in 2012 compared to $6.24 million in 2011. The issuance of $8 million 8% convertible note on December 21, 2012 brought a positive cash flow of $2.3 million after repaying the aggregate amount of $5.7 million of the 8% convertible notes issued in 2009.

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

Accounts Receivable

Accounts receivable as of December 31, 2012 were $11.95 million, representing an increase of $0.1 million from $11.85 million as of December 31, 2011.

Notes Receivable

Notes receivable was $0.07 million as of December 31, 2012.

Inventory

Inventory was $0.72 million as of December 31, 2012 and was generally comprised of spare parts and natural gas.

Fixed Assets

Fixed assets as of December 31, 2012 were $61.16 million, an increase of $5.5 million from $55.67 million in 2011. The table below is a breakdown of our fixed assets at cost:

	2012	2011
At Cost
Gas Pipelines	$50,028,098	$46,066,763
Motor Vehicles	6,628,442	6,310,953
Machinery & Equipment	2,180,403	1,509,988
Buildings	1,862,560	1,411,004
Leasehold Improvements	88,071	93,493
Office Equipment	374,355	281,297
Less Accumulated depreciation	(7,894,733)	(6,613,210)

	$53,267,196	$49,060,287

Bank Loans

Short term bank loans as of December 31, 2012 were $21.81 million, an increase of $4.68 million from that as of December 31, 2011. Long term bank loans as of December 31, 2012 were $11.56 million. There were no long term bank loans as of December 31, 2011.

For more information concerning bank loans see the applicable note in the consolidated financial statements of the Company included herein.

Accounts Payables

Accounts payable as of December 31, 2012 was $17.07 million, representing an increase of $5.64 million from that as of December 31, 2011.

Other Payables

Other payables – current as of December 31, 2012 – were $9.58 million, representing an increase of $1.96 million from that as of December 31, 2011.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that, as of December 31, 2012, our Company’s disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2012. Based on that evaluation, our management concluded that, as of December 31, 2012, our Company’s internal control over financial reporting had the following significant deficiencies:

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

Management’s Plan for Remediation of significant deficiencies

In 2012, our management worked, and, in 2013, will continue to work, to address these deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1)	In 2012, the management engaged an Internal Audit Manager to assume responsibility for actively supervising the Company’s internal audit functions. With the assistance of third party professionals, the roles and responsibilities of the internal audit department together with the risk-based internal audit plan have been formulated. We need to continue to raise the experience level of our internal audit team. We are developing a training program and a review system to train all relevant team members.

(2)	We developed a master list of all related parties at the end of second quarter of 2011. We are still developing a comprehensive Related Party Transactions Policy and an updating system for each department to monitor and report any potential issues.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2012, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Executive Officers	Position/Title	Age
Yuchuan Liu	President, Chief Executive Officer, Director and Chairman of the Board	50
Zhicheng Zhou	Chief Operating Officer, Director	50
Zhimin Zhong	Marketing Director	59
Shukui Bian	Vice President & Chief Engineer	50
Baoling Wang	Principle Accounting Officer	45
Robert Adler	Director	78
Chongjun Duan	Director	42
Jennifer Li	Director	44

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu. Mr. Liu, 50, was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a B.S. degree in electrical engineering. Mr. Liu has been a licensed Senior Engineer in the PRC since 1997. Mr. Liu was the Chairman of the Board of Directors and General Manager of Beijing Zhongran Weiye Gas Co., Ltd. between 2003 and 2006 and he was the Chairman of the Board of Beijing Xiangke Jiahua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Langfang Zhonggong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of the Research and Development Department of PetroChina from 1983 to 1997. We believe that Mr. Yuchuan Liu, the founder of the Company, has the most extensive knowledge and experience in natural gas industry within the Company and this experience qualifies him to be Chairman of the Board of Directors.

Mr. Zhicheng Zhou. Mr. Zhou, 50, was appointed our Director on March 13, 2008 and our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the Director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing Zhongran Xiangke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002. Mr. Zhicheng Zhou, the COO of the Company, has extensive knowledge and experience in natural gas industry and we believe these qualify him to be a Director of the Company.

Mr. Zhimin Zhong. Mr. Zhong, 59, was appointed our Marketing Director on September 7, 2006. Mr. Zhong graduated from Nanjing University with a B.S. in philosophy. Mr. Zhong was the Marketing Director for Beijing Zhongran Weiye Gas Co., Ltd., between 2004-2006. Mr. Zhong was Vice President of Shenzhen Guoqi Real Estate Co., Ltd. from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiangxi Province between 1978 and 1995.

Mr. Shukui Bian. Mr. Bian, 50, was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a B.S. and from Petroleum University with a M.S. He served as Vice President of Beijing Zhongran Xiangke Petroleum and Oil Technology Co., Ltd. between 2000 and 2007. Prior to that, Mr. Bian had been with North China Oilfield’s first refinery factory for fourteen years. Mr. Bian was one of the industry experts that drafted the National Standards of Natural Gas Usage in Cities in China.

Mr. Chongjun Duan. Mr. Duan, 42, was appointed our Director and a member of the audit committee and compensation committee of our Board of Directors on April 25, 2011. Since July 2002, he has been Chief Financial Officer and Vice President of Zhongyou New Energy Co., Ltd. In 1994, Mr. Duan received his bachelor’s degree in economics from Central University of Finance and Economics. In 2010, he received a master’s degree in executive business administration (EMBA) from Tsinghua University.

Mr. Robert Adler. Mr. Adler, 78, was appointed our Director and a member of the audit committee of our Board of Directors on May 3, 2011. Most recently Mr. Adler taught financial English for a semester at Shanghai University of Finance and Economics. Mr. Adler’s prior experience includes working as an investment adviser with UBS Financial Services, as a managing director for ING Furman Selz Asset Management, as Vice President and Senior Investment Officer of BHF Securities Corp. and DG Bank, New York Branch and working in various other positions within different organizations. Mr. Adler obtained a bachelor’s degree from Swarthmore College and studied at New York University School of Business Administration. Mr. Adler is a member of the Institute of Chartered Financial Analysts and a member of the New York Society of Security Analysts. Previously, he also served as a member of the board directors of both China Medicine Corp. and SinoEnergy Corp.

Ms. Jennifer Li. Ms. Li, 44, was appointed our Director and a member of the compensation committee of our Board of Directors on May 3, 2011. Ms. Li is a certified public accountant. Most recently, Ms. Li was Hedge Fund Controller of Mercury Capital Management. Ms. Li’s prior experience includes working as a Vice President and Senior Relationship Manager at Morgan Stanley, as a Vice President and Portfolio Manager at Transamerica Business Capital, and as a Senior Associate with JP Morgan Chase. Ms. Li received her bachelor’s degree in economics from Fudan University, and her master’s degree in management and administrative sciences from the University of Texas (Dallas).

Ms. Baoling Wang. Ms. Wang, 45, was appointed Principal Accounting Officer on August 1, 2011. Ms. Wang is a PRC Accountant and PRC Corporate Tax Professional; she won the title of “National Outstanding Finance Director” in 2009. Since 2005, Ms. Wang was general manager of the Finance Department and Vice President of Beijing Zhongran Weiye Gas Co., Ltd., an indirectly wholly owned subsidiary of Sino Gas International Holdings, Inc. Ms. Wang’s prior experience includes Financial Manager of Beijing Huiyuan Beverage and Food Group, Chief Accountant and Chief Financial Minister of Hubei Construction and Engineering Group Corporation, Executive Vice President and Chief Financial Minister of Hubei Jiyang Catering and Entertainment Company, and Minister of finance of Hubei Eken Construction and Engineering Company. Ms. Wang received her bachelor’s degree from Hubei University of Economics.

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

In 2012, the Board of Directors held 3 meetings, and the attendance rate of the directors was 100%.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers, directors and persons who own more than 10 percent of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10 percent stockholders are also required by SEC rules to furnish us with copies of all such forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2012, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, with the exceptions noted below:

•	Late Form 4 reports were filed for Yuchuan Liu, our chairman and Zhicheng Zhou, our director on January 28, 2013 to report the disposition of warrants and convertible notes to purchase shares of common stock.

Code of Ethics

We adopted the Code of Conduct and Ethics (“Code”) in 2008. For a copy of the Code, please write to: Zhicheng Zhou our COO, Sino Gas International Holdings, Inc., No. 18 Zhong Guan Cun Dong St., Haidian District, Beijing, PRC 100083.

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary		Bonus		Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu	2012	$		$					$190,000
President & CEO	2011		$111,800		$73,200				$185,000
Zhicheng Zhou	2012	$		$					$190,000
Chief Operating Officer	2011		$109,400		$75,600				$185,000

The salary of each officer is part of his agreement with the Company. The amounts of the bonuses of the executives are not performance based. Each executive is guaranteed compensation paid in local currency Renminbi of approximately 1,200,000 per year(approximately $190,000 USD). At the end of the calendar year, if the actual paid compensation of an executive for the calendar year is less than $190,000, the difference shall be paid as a “bonus” during the following year. Due to exchange rate fluctuations the bonus figures listed in the Summary Compensation Table represent estimates only.

Our Compensation Committee comprises two members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Jennifer Li and Chongjun Duan.

Outstanding Equity Awards

None.

Equity Compensation Plan

The board of directors of the Company adopted a stock option plan on November 19, 2007 and reserved 1,460,000 shares of our common stock as options to be issued under the plan. No options were issued under the plan. The company revoked the stock option plan in December 2008.

Retirement, Post-Termination and Change in Control Description

The Company currently does not have retirement, post-termination and change in control arrangements for its officers.

Compensation of Directors

Directors that are also employees are not currently additionally compensated for their services as a director. Our director compensation consists of cash only. Each non-employee director is paid an annual retainer of $10,000 plus any amount that is approved by the board on case-by-case basis for extra responsibilities that may occur. All of our directors hold office until the next annual meeting of our shareholders, or until their successors have been qualified after being elected or appointed. The following table shows the compensation of our directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu	$0	-	-	-	-	-	$0
Zhicheng Zhou	$0	-	-	-	-	-	$0
Chongjun Duan***	$17,500	-	-	-	-	-	$17,500
Robert Adler***	$22,500	-	-	-	-	-	$22,500
Jennifer Li***	$17,500	-	-	-	-	-	$17,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of the date of this Annual Report on Form 10-K, we have outstanding (i) 31,802,382 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 200,997 shares of series B convertible preferred stock, and (iv) there are also outstanding 8% senior secured convertible notes convertible into 25,806,452 shares of the Company’s common stock. The senior secured convertible notes are convertible at $0.31 per share.

Shares of Series B convertible preferred stock vote together with shares of common stock on all matters upon which stockholders are entitled to vote. On those matters upon which the series B convertible preferred stock votes together with the common stock as a single class, each share of series B convertible preferred stock carries a number of votes equal to the number of shares of common stock that would be issuable upon conversion. Each holder of series B convertible preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws. In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on December 31, 2012, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants, option and conversion of the senior secured convertible notes and accompanying warrants, and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 31, 2012, and (ii) the total number of shares issuable from the conversion of senior secured convertible notes for such person. Unless otherwise stated, each beneficial owner has the sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing Zhongran Weiye Gas Co., Ltd.

No. 18 Zhong Guan Cun Dong St.

Haidian District

Beijing, China 10083 46

			Percent of Class
	Amount and Nature of Beneficial Ownership Common Stock		Common Stock	Common Stock ( If Convertible Note Fully Converted)

Owner of More than 5% of Class

Eloten Group Ltd.	6,524,174	(1)	20.5%	11.3%
Leading King Investment Limited	5,384,923	(2)	16.9%	9.3%
Ching Kuen Lee	1,732,210	(3)	5.4%	3.0%
Tianbo Weng	6,635,209	(4)	20.9%	11.5%
Goldfield International Investments LTD	25,806,451	(5)	-%	44.8%

Directors and Executive Officers
Yuchuan Liu	6,524,174	(1)	20.5%	11.3%
Zhimin Zhong	393,581	(6)	1.2%	0.7%
Zhicheng Zhou	7,000	(7)	0.02%	0.0%
Shukui Bian	173,962	(6)	0.5%	0.3%
All Directors and Executive Officers	7,098,717		22.3%	12.3%

(1)	Includes 6,524,174 common shares issued upon conversion of Series A Convertible Preferred Stock to Eloten Group Ltd., which are beneficially attributed to Mr. Yuchuan Liu. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd. The registered office of Eloten Group is Akara Bldg., 24 De Castro Street, Wickham Cay I, Road Town, Tortola, British Virgin Islands.
(2)	Includes 5,384,923 common shares issued upon conversion of Series A Convertible Preferred Stock to Leading King Investment Limited (“Leading King”), which are beneficially attributed to Mr. Sun Quan Dong. On September 12, 2011, Mr. Ching Kuen Lee purchased from the former shareholders of Leading King all of the ordinary shares of Leading King. The registered office of Leading King is Portcullis TrustNet Chambers, PO Box 3444, Road Town, Tortola, British Virgin Islands.
(3)	On October 20, 2011, Mr. Lee acquired 1,732,210 shares of the common stock on the public market. Mr. Lee’s address is unit 3605-07, 36/F., Metroplaza 2, 223 Hing Fong Road, New Territories, Hong Kong.
(4)	On June 30, 2011, Mr. Tianbo Weng purchased 6,635,209 shares of the common stock from Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, LP. Mr. Weng’s address is Zhongyou Building, fifth floor, 151 Kaijin Road, Xuhui District, Shanghai, China 200235.
(5)	Includes 25,806,452 shares of common stock issuable upon conversion of 8% convertible notes. Goldfield International Investments LTD’s principal business address is Portcullis TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands.
(6)	Shares of common stock issued to Gas (BVI) as a result of the consummation of the share exchange agreement are beneficially attributed to each of the Gas (BVI) shareholders based on each shareholder’s percentage ownership interest in Gas (BVI) immediately prior to execution of the share exchange agreement.
(7)	Includes 7,000 common shares Mr. Zhou acquired on the market.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The board of directors has determined that each of Robert Adler, Chongjun Duan and Jennifer Li, has no relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an independent director as defined in the rules of the SEC.

In determining the independence of our directors, the board of directors has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC. In determining the independence of our directors, the board of directors considered all transactions in which we and any director had any interest.

Transactions with Related Persons

None.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company’s current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Type of Fee	Fiscal Year 2012	Fiscal Year 2011
Audit Fees (1)	$135,000	135,000
Audit-Related Fees	—	—
Tax Fees (2)	4,500	4,500
All Other Fees	—	—
Total	$139,500	139,500

(1)	Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.
(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Pre-Approval Policies and Procedures

All audit and non-audit services provided by Samuel H. Wong & Co., LLP to us are reviewed and pre-approved by our Audit Committee.

All services provided to us by Samuel H. Wong & Co., LLP in 2011 and 2012 were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from Form 10-Q filed on August 20, 2007, File Number 000-51364
3.2*	Bylaws
3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock
3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock
4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto
4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.
4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein
4.4*	Form of Series A Warrant
4.5*	Form of Series B Warrant
4.6*	Form of Series C Warrant
4.7*	Form of Series D Warrant
4.8*	Form of Series J Warrant
4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yuchuan Liu, and each of the other parties named therein
4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein
4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.
4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhongran Weiye Gas Co., Ltd. and Kuhns Brothers, Inc.
4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP
4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent
4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein
4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein

4.19***	Form of Lock-Up Agreement, by and among, Dolce Ventures, Inc., and certain other parties named therein
4.20	Securities Purchase Agreement dated as of November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010
4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009
4.22	Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.3 to Form 8-K filed December 4, 2009
4.23	Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.4 to Form 8-K filed December 4, 2009
4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009
10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.9	Gas Supply Contract with Henan Zhongyuan Lvneng Advanced Technology Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.10	Gas Supply Contract with PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.11	Gas Supply Contract with Tianjin Dagang Oilfield Transportation Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.12	Gas Supply Contract with Hebei Natural Gas Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.13	Gas Supply Contract with Xinjiang Guanghui LNG Development Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co., Ltd. dated April 22, 2008 incorporated by reference from Form 10-K filed on March 31, 2009.
10.30	Equity Interest Transfer Agreement dated among Beijing Zhongran Weiye Gas Co., Ltd. Wuhan Shicheng Estate Development Co., Ltd. and Song Tiegang etc. dated April 23, 2008 incorporated by reference from Form 10-K filed on March 31, 2009
10.31	Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
10.32	Shareholders Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.
16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC
21.1†	List of Subsidiaries
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference from Form 8-K filed September 7, 2006, File Number 000-51364
**	Incorporated by reference from Form 8-K/A filed on November 28, 2007, File Number 000-51364
***	Incorporated by reference from Form 8-K/A filed on November 27, 2007, File Number 000-51364
****	Incorporated by reference from Form 8-K filed September 13, 2007, File Number 000-51364
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: April 11, 2013	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: April 11, 2013	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuchuan Liu and Baoling Wang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	April 11, 2013
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	April 11, 2013
Baoling Wang

/s/ Chongjun Duan	Director	April 11, 2013
Chongjun Duan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	April 11, 2013
Zhicheng Zhou

/s/ Robert Adler	Director	April 11, 2013
Robert Adler

/s/ Jennifer Li	Director	April 11, 2013
Jennifer Li

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9 - 37

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
March 20, 2013	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Stated in US Dollars)

		12/31/2012	12/31/2011
	Notes
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$13,836,027	$2,874,546
Restricted cash		232,326
Notes receivable		65,254	314,233
Accounts receivable	2(f),3	11,951,962	11,846,954
Other receivables	4	3,228,774	4,451,846
Related party receivable	5	343,551	424,215
Inventory		719,342	634,192
Advance to suppliers	2(g)	5,364,552	4,832,775
Prepaid expenses and taxes		969,229	589,648
Total Current Assets		36,711,017	25,968,409

Non-Current Assets
Investment	2(h),6	23,213,107	19,773,715
Property, plant & equipment, net	2(j),7	53,267,196	49,060,287
Construction in progress	2(m)	43,384,156	29,632,974
Intangible assets, net	2(k),9	949,987	460,187
Goodwill	2(l),8	1,677,975	1,677,975
Deposit		562,790	750,474
Total Non-current Assets		123,055,211	101,355,612

Total Assets		$159,766,228	$127,324,021

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	$21,810,580	$17,125,709
Accounts payable		17,073,587	11,428,154
Other payables - current portion	11(a)	9,578,447	7,620,006
Accrued liabilities		38,259	266
Convertible Bonds	12	8,020,825	6,238,562
Unearned revenue	2(n)	3,813,148	2,275,557
Total Current Liabilities		60,334,846	44,688,254

Non-current Liabilities
Long-term bank loans	10(b)	11,557,765	-
Other payables - non-current portion	11(b)	-	1,931,686
Total Non-current Liabilities		11,557,765	1,931,686

Total Liabilities		$71,892,611	$46,619,940

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Stated in US Dollars)

		12/31/2012	12/31/2011
	Notes
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 and 209,681 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	$201	$210

Additional paid in capital - Preferred Stock B		233,655	243,750

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,802,382 and 31,793,698 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	31,801	31,792

Additional paid in capital - Common Stock		38,069,322	36,302,875

Additional paid in capital - Warrants Series: A, B, J, C, D		-	-
Additional paid in capital - Warrants Series: E, G		-	-
Additional paid in capital - Warrants Series: F, R		-	-
Additional paid in capital - Convertible Bonds Detachable Warrants		-	223,367
Additional paid in capital - Beneficial Conversion Feature		515,851	1,408,648

Statutory reserve	2(w)	6,150,234	6,150,234
Retained earnings		30,024,006	24,702,285
Minority Interest		7,374,492	3,417,981
Accumulated other comprehensive income	2(x)	5,474,055	8,222,939
Total Stockholders' Equity		87,873,617	80,704,081

Total Liabilities & Stockholders' Equity		$159,766,228	$127,324,021

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Notes	12/31/2012	12/31/2011
Sales	2(r)	$50,399,529	$41,680,718
Cost of revenue	2(s)	32,356,568	23,372,296
Gross Profit		18,042,961	18,308,422

Operating Expenses
Selling expenses		3,686,534	2,485,698
General and administrative expenses		4,998,365	4,677,798
Total operating expenses		8,684,899	7,163,496

Operating Income		9,358,062	11,144,926

Other Income/(Expense)
Investment income	2(s)	2,985,233	1,384,935
Other income		1,979,844	207,010
Other expense		(2,748,237)	(323,394)
Impairment loss		-	(791,569)
Interest income		253,924	25,618
Interest expense		(3,395,554)	(2,426,737)
Gain on disposal of subsidiaries	18(a)	-	1,128,776
Total other income/(expense)		(924,790)	(795,361)

Earnings from continued operation before tax		8,433,272	10,349,565
Income taxes	2(t),15	(2,049,832)	(2,265,313)
Income from continued operation		6,383,440	8,084,252

Income/(loss) from discontinued operation, net of tax	18(b)	-	106,305
Net income		$6,383,440	$8,190,557

Net income attributed to common stockholder		$5,321,721	$8,055,576
Net income attributed to non-controlling stockholder		$1,061,719	$134,981

Earnings Per Share	2(z),16
Basic: Net income		$0.17	$0.29
Income from continued operation		0.17	0.28
Income from discontinued operation		0.00	0.01
Diluted: Net income		$0.17	$0.23
Income from continued operation		0.17	0.23
Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
Basic		31,795,007	28,213,167
Diluted		40,854,873	37,476,056

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2011	4,590,094	4,590	5,335,894	95,418	95	132,662	27,156,617	27,156	23,933,033
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B	(4,380,413)	(4,380)	(5,092,144)	-	-	-	4,380,413	4,380	11,696,281
Conversion of Preferred Stock B-1 to Common Stock	-		-	(95,418)	(95)	(132,662)	95,418	95	214,691
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	161,250	161	99,814
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	-
Expiration of Warrants	-	-	-	-	-	-	-	-	359,056
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2011	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875

Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(8,684)	(9)	(10,095)	-	-	-	8,684	9	68,435
Expiration of Convertible Bond	-		-	-	-	-	-	-	2,584,912
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	(886,900)
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to Common Stock	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	99,975
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(134,981)	134,981	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,618

See Accompanying Notes to Financial Statements and Accountant’s Report

6

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	12/31/2011	12/31/2012	Total
Comprehensive Income
Net Income	$8,190,557	$6,383,440	$14,573,997
Other Comprehensive Income
Foreign Currency Translation Adjustment	336,547	(2,748,884)	(2,412,336)
Total	$8,527,104	$3,634,556	$12,161,661

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012 and 2011

(Stated in US Dollars)

	12/31/2012	12/31/2011
Cash Flows from Operating Activities
Net Income	$6,383,440	$8,190,557
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	16,404	8,321
Depreciation expense	1,670,713	1,371,563
Amortization expense of intangible assets	28,700	61,506
Amortization expense of convertible bonds	(474,744)	697,418
Loss/(gain) from sale of subsidiaries	-	(1,128,776)
Impairment loss	-	791,569
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	(232,326)	-
Decrease/(increase) in accounts and other receivables	1,350,640	(6,186,492)
Decrease/(increase) in inventory	(85,150)	(151,598)
Decrease/(increase) in prepayments	(911,359)	(1,536,795)
Decrease/(increase) in related party receivable	80,664	408,361
Increase/(decrease) in accounts and other payables	7,247,769	4,856,373
Cash Sourced/(Used) in operating activities of continued operations	15,074,751	7,382,007

Cash Sourced/(Used) in operating activities of discontinued operations	-	181,859
Cash Sourced/(Used) in operating activities	15,074,751	7,563,866

Cash Flows from Investing Activities
Increase in deposit	187,682	489,076
Proceeds from sale of subsidiaries	-	7,038,824
Increase of investment in equity	(3,439,392)	(6,979,331)
Purchase of property, plant & equipment	(5,877,622)	(7,079,137)
Purchase of intangible assets	-	12,036
Decrease/(increase) in construction in progress	(13,751,182)	(10,296,546)
Cash Sourced/(Used) in investing activities of continued operations	(22,880,514)	(16,815,078)

Cash Sourced/(Used) in investing activities of discontinued operations	-	(307,707)
Cash Sourced/(Used) in investing activities	(22,880,514)	(17,122,785)

Cash Flows from Financing Activities
Net proceeds of bank loans	16,242,637	6,236,087
Proceeds from issuance of convertible bonds	2,257,009	-
Issuance of subsidiary’s equity	2,894,792	2,278,500
Increase of APIC	640,189	-
Cash Sourced/(Used) in financing activities	22,034,626	8,514,587

Net increase in cash & cash equivalents for the periods	14,228,914	(1,044,331)
Effect of currency translation	(3,267,384)	336,548
Cash & cash equivalents at the beginning of periods	2,874,546	3,582,330
Cash & cash equivalents at the end of periods	$13,836,027	$2,874,546

Supplementary cash flows information
Interest received	$253,924	$25,618
Interest paid	$3,355,723	$2,440,424
Income tax paid	$2,285,669	$1,783,828

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

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

Beijing Gas holds an equity interest of 95% to 100% in its subsidiaries, and an individual shareholder nominally holds the remainder of the equity interest in such project companies. Each such individual shareholder has relinquished any and all rights, power and interest to Beijing Gas in the respective project companies under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders.

The Company owns and operates natural gas distribution systems in 34 small and medium size cities serving approximately 293,758 residential and seven industrial customers. The Company’s facilities include approximately 2,039 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 156,000 cubic meters of natural gas.

The common stock of the Company is currently quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board under the symbol “SGAS”.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

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

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

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

As of and for the years ended December 31, 2012 and 2011

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2012:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficial Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Tongyuan International Holding Limited	Hong Kong	12/20/2011	51	51	HKD 10,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100	RMB 2,000,000

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100	RMB 1,000,000

Jiangsu Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9	RMB 45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100	RMB 3,000,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 300,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90%	RMB 10,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB 1,000,000

Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB 1,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

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

As of and for the years ended December 31, 2012 and 2011

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

The Company did not record any goodwill when it acquired its equity positions in Xiangke Oil Gas and Qujing Gas. Accordingly, in accordance with SFAS 142, the Company has not taken an amortization expense of goodwill during the time it has carried stakes in their equity securities.

(i)	Accounting for the Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively, uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, accounting software licenses, franchise and land use rights. The Company makes its determinations based on various factors that impact those assets.

At December 31, 2012, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have experienced $791,569 in impairment losses for the year then ended.

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

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(k)	Intangible Assets

Intangible assets are stated at cost less accumulated amortization and impairment loss. Amortization is provided over their estimated useful lives using the straight-line method. Estimated useful lives of the intangibles are as follows:

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs are comprised of direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages, and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline networks and branch pipeline networks to make gas connection to residential users, industrial and commercial users, with the objective of generating revenue on gas connection and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

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

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$13,836,027	$-	$-	$13,836,027
Notes receivable	65,254	-	-	65,254
Total financial assets	$13,901,281	$-	$-	$13,901,281

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2011:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,874,546	$-	$-	$2,874,546
Restricted cash	314,233	-	-	314,233
Total financial assets	$3,188,779	$-	$-	$3,188,779

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(p)	Foreign Currency Translation

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

	12/31/2012	12/31/2011
Years end RMB : US$ exchange rate	6.3161	6.3647
Average yearly RMB : US$ exchange rate	6.3198	6.4735

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

(q)	Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections to the natural gas distribution network. In accordance with FASB ASC 605-10, the Company recognizes gas distribution revenue when natural gas is rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection fees are recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States, and People’s Republic of China tax laws are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes primarily related to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets, whether it is more likely than not that these items will expire either before the Company is able to realize that tax benefit, or that future realization is uncertain.

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:

•	All of the operating companies are located in the PRC; GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands; and Tongyuan International Holdings Limitied is located in Hong Kong. All of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong, and the British Virgin Islands in which the related entities are domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they are domiciled are:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%
i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%
iv. Tongyuan International Holdings Limitied	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2012.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

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

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

a.

The amendments in the technical corrections and improvements section are categorized as follows:

• Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

• Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

• Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

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

As of and for the years ended December 31, 2012 and 2011

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31, 2012 and December 31, 2011 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable

	12/31/2012	12/31/2011
Accounts receivable	$12,072,689	$11,951,277
Less: Allowance for bad debt	(120,727)	(104,323)
Accounts receivable, net	$11,951,962	$11,846,954

Allowance for Bad Debt

	12/31/2012	12/31/2011
Beginning balance	$(104,323)	$(96,002)
Allowance provided	(16,404)	(8,321)
Charge against allowance	-	-
Reversals	-	-
Ending balance	$(120,727)	$(104,323)

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Accounts Receivable Aging Analysis

	12/31/2012	12/31/2011
<30 Days	$4,264,620	$2,998,982
30-60 Days	1,122,384	1,096,890
60-90 Days	2,253,942	1,809,732
90-180 Days	480,993	305,759
180-360 Days	95,569	379,786
>360 Days	3,855,181	5,360,129
Total	$12,072,689	$11,951,278

Top ten customers accounted for 50.04% of the total accounts receivable as of December 31, 2012:

Hebei Zhonggang Steel Co., Ltd.	$1,182,227	9.79%
Xuzhou Lanyan Gas Co., LTD	1,104,182	9.15%
Jiangsu Zhonghuang Real Estate Co., Ltd	620,842	5.14%
Lianyun Port Zhaolong Home Development Co., Ltd.	557,575	4.62%
Hebei Natural Gas Co., Ltd.	526,667	4.36%
Hebei Dihua Longzhou New Town Development Co., Ltd	380,662	3.15%
Changbai Mountain International Tourism Resort Development Co., Ltd.	374,662	3.10%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	344,072	2.85%
Shanghai DaTun energy co., LTD. Jiangsu branch	316,651	2.62%
Henan Dihua Real Estate Co, Ltd	273,1198	2.26%
	$8,138,738	47.05%

4.	OTHER RECEIVABLES

	12/31/2012	12/31/2011
Employee travel advance	$323,463	$465,108
Advance for consultant service	786,404	777,727
Short term security deposit for construction pipeline	186,090	1,885,399
Others	1,932,817	1,323,612
	$3,228,774	$4,451,846

5.	RELATED PARTY RECEIVABLE

A related party receivable of $343,551 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $343,551 (RMB 2,169,900) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

6.	INVESTMENT

Ref.		12/31/2012	12/31/2011
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$9,938,953	$7,176,738
(2)	Qujing City Fuel Gas Co., Ltd.	9,157,282	8,511,540
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,085,207	4,054,013
(4)	China Construction Bank	31,665	31,424
	Total	$23,213,107	$19,773,715

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,642,152 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $9,938,953 investment as of December 31, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,157,282 investment as of December 31, 2012 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,642,152	$7,766,760
Prior years investment income	4,647,122	232,393
2011 investment income	887,464	512,387
2012 investment income	2,762,215	645,742
	$9,938,953	$9,157,282

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of December 31, 2012, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,085,207 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $31,665 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of December 31, 2012 and December 31, 2011:

12/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,028,098	$3,961,187	$46,066,911
Motor Vehicles	6,628,442	2,835,134	3,793,308
Machinery & Equipment	2,180,403	484,195	1,696,208
Buildings	1,862,560	378,184	1,484,376
Leasehold Improvements	88,071	68,158	19,913
Office Equipment	374,355	167,875	206,480
Total	$61,161,929	$7,894,733	$53,267,196

12/31/2011	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$46,066,763	$3,314,395	$42,752,368
Motor Vehicles	6,310,953	2,303,409	4,007,544
Machinery & Equipment	1,509,988	408,500	1,101,488
Buildings	1,411,004	373,292	1,037,712
Leasehold Improvements	93,493	70,133	23,360
Office Equipment	281,297	143,482	137,815
Total	$55,673,498	$6,613,211	$49,060,287

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the years ended December 31, 2012 and 2011 were $1,670,713 and $1,371,563, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) and Guannan Weiye Gas Co., Ltd. (“Guannan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of December 31, 2012 and December 31, 2011.

	12/31/2012	12/31/2011
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
	$1,677,975	$1,677,975

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2012 and December 31, 2011:

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use rights	$1,009,020	$108,115	$900,905
Franchises	395,813	395,813	-
Accounting Software	105,260	56,178	49,082
	$1,510,093	$560,106	$949,987

12/31/2011	At Cost	Accumulated Amortization	Net
Land Use Rights	$494,346	$88,649	$405,697
Franchises	392,791	392,791	-
Accounting Software	104,456	49,966	54,490
	$991,593	$531,406	$460,187

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the years ended December 31, 2012 and 2011 were $28,700 and $61,506, respectively.

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	12/31/2012	12/31/2011
China Minsheng Banking Corp., Ltd. - Pinganli Branch	1	02/28/2013	9.512%	$1,108,279	$-
China Merchants Bank - Beijing Shouti Branch	5	06/14/2013	7.888%	1,583,255	-
Bank of China - Baishan Branch	4	06/19/2013	6.650%	1,424,930	-
Bank of China - Shijiazhuang Branch	3	04/17/2013	7.872%	1,583,255	-
Nanjing Bank	6	01/17/2013	7.500%	357,627	-
Nanjing Bank	6	01/17/2013	8.800%	799,386	-
Wuhe Yongtai Bank		06/20/2013	9.465%	759,963	-
Bank of Beijing – Zhongguancun Haidian Park Branch		07/31/2013	7.200%	791,628	-
Baishan Dinghe Small Loan Co., Ltd.		On Demand	43.200%	316,651	-
Nanjing Bank	6	10/24/2013	7.500%	1,448,679	-
Dalian Bank - Beijing Branch	2	12/31/2013	8.100%	1,345,767	-
China Development Bank - Beijing Branch	7	12/26/2013	6.900%	7,916,277	-
Pudong Development Bank - Shijiazhuang Bruanch		10/30/2013	7.800%	2,374,883	-
China Minsheng Banking Corp., Ltd. - Pinganli Branch		11/10/2012	7.872%	-	1,571,166
Bank of Dalian - Beijing Branch		12/14/2012	8.856%	-	4,713,498
China Merchants Bank - Beijing Shouti Branch		06/27/2012	7.572%	-	1,571,166
Bank of China - Baishan Branch		06/02/2012	8.203%	-	1,414,049
Bank of China - Shijiazhuang Branch		01/31/2012	6.391%	-	1,571,166
Peixian Rural Credit Cooperation		07/21/2012	10.076%	-	4,713,498
China Development Bank – Beijing Branch		12/24/2012	5.400%	-	1,571,166
Total				$21,810,580	$17,125,709

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Note:

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

7)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2012	12/31/2011
Bank of China - Baishan Branch	06/24/2015	6.650%	$2,849,860	$-
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	4,749,766	-
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,958,139	-
Total			$11,557,765	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at December 31, 2012 and 2011:

Ref.		12/31/2012	12/31/2011
(1)	Amount due to Employees	$3,241,752	$1,545,101
(2)	Tax Payable	1,256,502	1,103,796
(3)	Payables to Subcontractors	3,614,959	4,971,109
(4)	Others	1,465,234	-
	Total	$9,578,447	$7,620,006

(1).	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors are unbilled liabilities.

(b)	Non-current other payables at December 31, 2012 and 2011:

Ref.		12/31/2012	12/31/2011
(1)	Payable for the acquisition of Baishan Gas Co., Ltd.	$-	$1,931,686
	Total	$-	$1,931,686

(1).	The houtstanding payable is related to the acquisition of Baishan Gas Co., Ltd.’s assets on July 9, 2007.

12.	CONVERTIBLE BONDS AND BOND WARRANTS

(a)	$8,000,000 Convertible Bond

On December 20, 2012, the Company completed a financing transaction with certain purchasers issuing $8,000,000 of the 8% senior secured convertible notes (the “Bonds”) with conversion price of $0.31 to purchase an aggregate of 25,806,452 shares of the Company’s common stock and it will expire on December 20, 2013.

Pledge Agreement and Guaranty

The notes are secured by the pledge of 100% of the shares of the Company’s wholly owned subsidiary Gas Investment China Co., Ltd.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

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

The convertible bonds payable, net consisted of the followings:

		12/31/2012
Ref.		8M Bonds	Total
(1)	Convertible Bonds Payable - principal	$8,000,000	$8,000,000
(2)	Less: Interest Discount - Warrants	-	-
(3)	Less: Interest Discount - Beneficial Conversion Feature	(258,065)	(258,065)
(4)	Less: Bond Discount - Issuance Cost	-	-
(5)	Accretion of Interest Discount - Warrants	-	-
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	258,065	258,065
(7)	Accretion of Bond Discount - Issuance Cost	-	-
(8)	Accretion of Interest Discount - Redemption	20,825	20,825
(9)	Conversion of Convertible Bonds into Common Stock	-	-
	Convertible Bonds Payable, net	$8,020,825	$8,020,825

		12/31/2011
Ref.		5.3M Bonds	692K Bonds	Total
(1)	Convertible Bonds Payable - principal	$5,349,982	$692,984	$6,042,966
(2)	Less: Interest Discount - Warrants	(178,950)	(44,417)	(223,367)
(3)	Less: Interest Discount - Beneficial Conversion Feature	(869,270)	(223,252)	(1,092,522)
(4)	Less: Bond Discount - Issuance Cost	(503,766)	(91,382)	(595,148)
(5)	Accretion of Interest Discount - Warrants	113,449	26,682	140,131
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	869,270	223,252	1,092,522
(7)	Accretion of Bond Discount - Issuance Cost	319,374	54,893	374,267
(8)	Accretion of Interest Discount - Redemption	712,266	87,422	799,688
(9)	Conversion of Convertible Bonds into Common Stock	(299,975)	-	(299,975)
	Convertible Bonds Payable, net	$5,512,380	$726,182	$6,238,562

(1)	The principal amounts listed above represent the face amount of the convertible notes.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

(2)	The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

(3)	Because the conversion price is $0.31, which is lower than the fair market value of common stock on the date of issuance, the beneficial conversion feature was applied. Since the $8M bond will expire in one year, the beneficial conversion feature was amortized immediately.

(4)	The bond has no issuance cost.

(5)	Based on a 15% per annum redemption rate, the redemption values were determined to be $800,000.

Included in interest expense of $3,395,554, was $535,629 convertible bonds coupon expense and $1,052,344 non-cash flow amortization expense of convertible bonds, and $1,807,581 of bank loan interest expense.

13.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 31,802,382 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized of which no shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized of which 200,997 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized of which no share are issued and outstanding.

The following table depicts the Company’s outstanding securities as of December 31, 2012:

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	31,802,382
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	200,997
Convertible Preferred Stock B-1	3,000,000	-

There were 95,418 shares preferred stock B-1 and 4,380,413 shares preferred stock B converted into common stock in 2011. There was 8,684 shares preferred stock B converted into common stock in 2012.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the years ended December 31, 2012 and 2011:

Description	December 31, 2012	December 31, 2011
Income (loss) before taxes:
US	$(3,530,718)	$(1,582,240)
BVI	1,503,709	275,241
PRC	10,460,281	11,656,564
Total income before taxes	8,433,272	10,349,565

Provision for taxes:
Current:
US	-	-
BVI	-	-
PRC	2,049,832	2,265,313
	2,049,832	2,265,313
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	2,049,832	2,265,313

Effective tax rate	24.31%	21.89%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2012 and 2011 are shown in the following table:

	December 31, 2012	December 31, 2011
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	0.69%	-
Accruals in foreign jurisdictions	-	(3.11)%
Effective tax rate	24.31%	21.89%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

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

Financial Position Segment Report
As of December 31, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,479,047	$12,910,983	$2,320,987	$36,711,017
Non-Current Assets	43,458,777	72,299,153	7,297,281	123,055,212
Total Assets	64,937,824	85,210,136	9,618,268	159,766,229

Liabilities
Current Liabilities	8,089,999	52,244,847	-	60,334,845
Non-current Liabilities	1,549,723	10,008,042	-	11,557,765
Total Liabilities	9,639,722	62,252,889	-	71,892,611

Net Assets	55,298,102	22,957,247	9,618,268	87,873,617

Liabilities & Equities	$64,937,824	$85,210,136	$9,618,268	$159,766,228

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

Operation Result Segment Report
For the year ended December 31, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$44,534,488	$26,769,530	$(20,904,489)	$50,399,529
Cost of Revenue	(42,115,197)	(11,145,860)	20,904,489	(32,356,568)
Gross Profit	2,419,291	15,623,670	-	18,042,961

Operating Expense	(1,049,928)	(6,780,384)	(854,587)	(8,684,899)
Operating Income/(Loss)	1,369,363	8,843,285	(854,587)	9,358,062

Other Income/(Loss)	(124,000)	(1,970,688)	1,169,898	(924,790)
Earnings before tax	1,245,363	6,872,598	315,311	8,433,272

Income tax	(314,461)	(1,735,371)	-	(2,049,832)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$930,902	$5,137,227	$315,311	$6,383,440

Financial Position Segment Report
As of December 31, 2011
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$13,636,749	$11,872,514	$459,146	$25,968,409
Non-Current Assets	43,210,147	49,631,097	8,514,368	101,355,612
Total Assets	56,846,896	61,503,611	8,973,514	127,324,021

Liabilities
Current Liabilities	3,959,547	40,728,707	-	44,688,254
Non-current Liabilities	171,155	1,760,531	-	1,931,686
Total Liabilities	4,130,702	42,489,238	-	46,619,940

Net Assets	52,716,194	19,014,373	8,973,514	80,704,081

Liabilities & Equities	$56,846,896	$61,503,611	$8,973,514	$127,324,021

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Twelve months Ended
	Ref	12/31/2012	12/31/2011
Basic Earnings Per Share Numerator:
Net Income		$6,383,440	$8,190,557
Income from continued operations		6,383,440	8,084,252
Income/(loss) from discontinued operations		-	106,305
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		1,061,719	134,981
Net income available to Common Stockholders		$5,321,721	$8,055,576
Income from continued operations available to Common Stockholders		5,321,721	7,949,271
Income/(loss) from discontinued operations available to Common Stockholders		-	106,305

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		1,587,973	697,418
Net income available to Common Stockholders		$6,909,694	$8,752,994
Income from continued operations available to Common Stockholders		6,909,694	8,646,689
Income/(loss) from discontinued operations available to Common Stockholders		-	106,305

Original Shares		31,793,698	27,156,617
Addition to Common Stock		1,309	1,056,550
Basic Weighted Average Shares Outstanding		31,795,007	28,213,167

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		9,059,866	9,262,889
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		40,854,873	37,476,056

Earnings Per Share
Basic: Net income		$0.17	$0.29
Income from continued operation		0.17	0.28
Income from discontinued operation		0.00	0.01
Diluted: Net income		$0.17	$0.23
Income from continued operation		0.17	0.23
Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
Basic		31,795,007	28,213,167
Diluted		40,854,873	37,476,056

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the years ended December 31, 2012 and 2012.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the years ended December 31, 2012 and 2012.

(3).	The exercises of warrants to common stock were anti-dilutive for the years ended December 31, 2012 and 2012.

(4).	The applications of conversion of convertible bonds into common stock were dilutive for the years ended December 31, 2012.

17.	DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas executed share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd., (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $7.04 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. In December, 2012, the Company also shut down Sishui Weiye Gas Col, Ltd (“Sishui Gas”), which has had no operating activities since 2007. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $654,053 was recorded in the Company’s statement of income for the year ended December 31, 2012.

a).	The following tabulation presents the calculation of gain from the disposal of the three subsidiaries:

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
Sishui Gas	474,723	-	(474,723)
	$6,384,771	$7,038,824	$654,053

b).	The following tabulation summarizes the operational results of the four disposal subsidiaries for the period ended June 8, 2011 and December 31, 2012, which was also accounted as income from discontinued operations net of tax in the statement of income.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended December 31, 2012 and 2011

(Stated in US Dollars)

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Sishui Gas	Total
Revenue	$359,787	$277,453	$9,569	$-	$646,809
Cost of revenue	217,313	224,412	8,224	-	449,949
Gross profit	142,473	53,041	1,346	-	196,860

Operating expenses	18,246	16,009	35,138	-	69,393
Operating income	124,227	37,032	(33,792)	-	127,467
Other income/(expenses)	(241)	(226)	(3,218)	-	(3,685)
Earnings before tax	123,986	36,806	(37,010)	-	123,782
					-
Income tax	(6,197)	(11,167)	(114)	-	(17,477)

Net income	$117,789	$25,640	$(37,124)	$-	$106,305

