Form 10-Q
period 2013-03-31
Sino Gas International Holdings, Inc.
filed 2013-05-15
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

As of March 31, 2013, the Registrant had 31,802,382 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

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

This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement of us by such companies, or any relationship with any of these companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

March 31, 2013 and December 31, 2012

(Stated in US Dollars)

4

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	6

Consolidated Balance Sheets	7 - 8

Consolidated Statements of Income	9

Consolidated Statements of Stockholders’ Equity	10 - 11

Consolidated Statements of Cash Flows	12

Notes to Consolidated Financial Statements	13 - 41

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2013 and December 31, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months periods ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

San Mateo, California	WWC, P.C.
May 10, 2013	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

ASSETS		3/31/2013	12/31/2012
Current Assets	Notes
Cash & cash equivalents	2(e)	$5,367,621	$13,836,027
Restricted cash		-	232,326
Notes receivable		11,486	65,254
Accounts receivable	2(f),3	11,580,801	11,951,962
Other receivables	4	3,429,589	3,228,774
Related party receivable	5	363,586	343,551
Inventory		1,740,748	719,342
Advance to suppliers	2(g)	9,168,650	5,364,552
Prepaid expenses and taxes		1,556,430	969,229
Total Current Assets		33,218,911	36,711,017

Non-Current Assets
Investment	2(h),6	23,297,937	23,213,107
Property, plant & equipment, net	2(j),7	53,339,468	53,267,196
Construction in progress	2(m)	47,171,274	43,384,156
Intangible assets, net	2(k),9	1,001,469	949,987
Goodwill	2(l),8	4,598,321	1,677,975
Deposit		680,438	562,790
Total Non-current Assets		130,088,907	123,055,211

Total Assets		$163,307,818	$159,766,228

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	$25,280,183	$21,810,580
Accounts payable		15,926,843	17,073,587
Other payables - current portion	11(a)	5,393,995	9,578,447
Accrued liabilities		198,257	38,259
Convertible Bonds	12	8,209,162	8,020,825
Unearned revenue	2(n)	6,285,766	3,813,148
Total Current Liabilities		61,294,206	60,334,846

Non-current Liabilities
Long-term bank loans	10(b)	11,621,243	11,557,765
Total Non-current Liabilities		11,621,243	11,557,765

Total Liabilities		$72,915,449	$71,892,611

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

STOCKHOLDERS' EQUITY		3/31/2013	12/31/2012
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	13	$201	$201
Additional paid in capital - Preferred Stock B		233,655	233,655
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	13	-	-
Additional paid in capital - Preferred Stock B-1		-	-
Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,802,382 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	13	31,801	31,801
Additional paid in capital - Common Stock		38,069,322	38,069,322

Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	7,075,640	6,150,234
Retained earnings		29,390,332	30,024,006
Minority Interest		7,373,784	7,374,492
Accumulated other comprehensive income	2(x)	7,701,783	5,474,055
Total Stockholders' Equity		90,392,369	87,873,617

Total Liabilities & Stockholders' Equity		$163,307,818	$159,766,228

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three-month periods ended March 31, 2013 and 2012

(Stated in US Dollars)

	Notes	3/31/2013	3/31/2012
Sales	2(r)	$13,429,892	$10,753,604
Cost of revenue	2(s)	(9,890,214)	(8,067,032)
Gross Profit		3,539,678	2,686,572

Operating Expenses
Selling expenses		(1,215,699)	(765,687)
General and administrative expenses		(1,647,358)	(957,364)
Total operating expenses		(2,863,057)	(1,723,051)

Operating Income		676,621	963,521

Other Income/(Expense)
Other income		1,459	22,337
Other expense		(66,316)	(118,742)
Interest income		41,351	101,318
Interest expense		(924,872)	(772,303)
Gain on disposal of subsidiaries	18(a)	-	-
Total other income/(expense)		(948,378)	(767,390)

Earnings from continued operation before tax		(271,757)	196,131
Income taxes	2(t),15	(362,625)	(238,257)
Income from continued operation		(634,382)	(42,126)

Income/(loss) from discontinued operation, net of tax	18(b)	-	-
Net income		$(634,382)	$(42,126)

Net income attributed to common stockholder		$(633,674)	(41,323)
Net income attributed to non-controlling stockholder		$(708)	(803)

Earnings Per Share	2(z),16
Basic: - Net income		$(0.020)	$(0.001)
- Income from continued operation		(0.020)	$(0.001)
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$(0.020)	$(0.001)
- Income from continued operation		(0.020)	$(0.001)
- Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
- Basic		31,802,382	31,793,698
- Diluted		31,802,382	31,793,698

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(8,684)	(9)	(10,095)	-	-	-	8,684	9	68,435
Expiration of Convertible Bond	-		-	-	-	-	-	-	2,584,912
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	(886,900)
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at March 31, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617

Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	(634,382)	-	-	(634,382)
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	708	(708)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	925,406	-	-	-	925,406
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,227,728	2,227,728
Balance at March 31, 2013	-	-	-	-	515,851	7,075,640	29,390,332	7,373,784	7,701,783	90,392,369

Comprehensive Income	3/31/2013	12/31/2012	Total
Net Income	$(634,382)	$6,383,440	$5,749,058
Other Comprehensive Income
Foreign Currency Translation Adjustment	2,227,728	(2,748,884)	(521,156)
Total	$1,593,346	$3,634,556	$5,227,902

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2013 and 2012

(Stated in US Dollars)

Cash Flows from Operating Activities	3/31/2013	3/31/2012
Net Income	$(634,382)	$(42,126)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	(3,749)	20,791
Depreciation expense	410,802	296,174
Amortization expense of intangible assets	(10,579)	11,644
Amortization expense of convertible bonds	188,337	196,063
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	232,326	(581,778)
Decrease/(increase) in accounts and other receivables	227,863	(1,256,371)
Decrease/(increase) in inventory	(1,021,407)	(1,151,807)
Decrease/(increase) in prepayments	(4,391,298)	(78,481)
Decrease/(increase) in related party receivable	(20,035)	(3,528)
Increase/(decrease) in accounts and other payables	(2,698,579)	2,532,448
Cash Sourced/(Used) in operating activities of continued operations	(7,720,701)	(56,971)

Cash Sourced/(Used) in operating activities of discontinued operations	-	-
Cash Sourced/(Used) in operating activities	(7,720,701)	(56,971)

Cash Flows from Investing Activities
Increase in deposit	(117,648)	307,829
Increase of investment in equity	(84,831)	(93,647)
Purchase of property, plant & equipment	(483,074)	(2,487,702)
Increase of goodwill	(2,920,345)	-
Decrease/(increase) in construction in progress	(3,787,118)	(464,809)
Cash Sourced/(Used) in investing activities of continued operations	(7,393,016)	(2,738,329)

Cash Sourced/(Used) in investing activities of discontinued operations	-	-
Cash Sourced/(Used) in investing activities	(7,393,016)	(2,738,329)

Cash Flows from Financing Activities
Net proceeds of bank loans	3,533,081	2,576,057
Increase of statutory reserve	925,406	-
Cash Sourced/(Used) in financing activities	4,458,487	2,576,057

Net increase in cash & cash equivalents for the periods	(10,655,230)	(219,243)
Effect of currency translation	2,186,825	(14,288)
Cash & cash equivalents at the beginning of periods	13,836,026	2,874,546
Cash & cash equivalents at the end of periods	$5,367,621	$2,641,015

Supplementary cash flows information
Interest received	$41,351	$101,318
Interest paid	$764,872	$703,916
Income tax paid	$297,853	$762,507

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

As of March 31, 2013 and December 31, 2012

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2013:

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

As of March 31, 2013 and December 31, 2012

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

As of March 31, 2013 and December 31, 2012

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

As of March 31, 2013 and December 31, 2012

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

As of March 31, 2013 and December 31, 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

At March 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$5,367,621	$-	$-	$5,367,621
Notes receivable	11,486	-	-	11,486
Total financial assets	$5,379,107	$-	$-	$5,379,107

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$13,836,027	$-	$-	$13,836,027
Restricted cash	65,254	-	-	65,254
Total financial assets	$13,901,281	$-	$-	$13,901,281

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

	3/31/2013	12/31/2012
Years end RMB : US$ exchange rate	6.2816	6.3161
Average yearly RMB : US$ exchange rate	6.2858	6.3198

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

As of March 31, 2013 and December 31, 2012

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

•	All of the operating companies are located in the PRC; GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands; and Tongyuan International Holdings Limitied is located in Hong Kong. All of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong, and the British Virgin Islands in which the related entities are domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they are domiciled are:

Subsidiary		Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)		PRC	25.0%
i.	GAS Investment China Co., Ltd.	BVI	0.00%
ii.	Sino Gas Construction, Ltd.	BVI	0.00%
iii.	Sino Gas Investment Development, Ltd.	BVI	0.00%
iv.	Tongyuan International Holdings Limitied	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for three months ended March 31, 2013.

(u)	Advertising

The Company expensed all advertising costs as incurred.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

As of March 31, 2013 and December 31, 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

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

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

As of March 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at March 31, 2013 and December 31, 2012 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	3/31/2013	12/31/2012
Accounts receivable	$11,697,779	$12,072,689
Less: Allowance for bad debt	(116,978)	(120,727)
Accounts receivable, net	$11,580,801	$11,951,962

Allowance for Bad Debt
	3/31/2013	12/31/2012
Beginning balance	$(120,727)	$(104,323)
Allowance provided	-	(16,404)
Charge against allowance	3,749	-
Reversals	-	-
Ending balance	$(116,978)	$(120,727)

Accounts Receivable Aging Analysis
	3/31/2013	12/31/2012
<30 Days	$2,107,989	$4,264,620
30-60 Days	382,881	1,122,384
60-90 Days	1,710,596	2,253,942
90-180 Days	3,776,566	480,993
180-360 Days	378,349	95,569
>360 Days	3,341,398	3,855,181
Total	$11,697,779	$12,072,689

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

Top ten customers accounted for 55.38% of the total accounts receivable as of March 31, 2013:

Hebei Zhonggang Steel Co., Ltd.	$1,317,604	11.26%
Xuzhou Lanyan Gas Co., Ltd.	1,115,131	9.53%
Hebei Dihua Longzhou New Town Development Co., Ltd	945,397	8.08%
Shanghai DaTun energy co., Ltd. (Jiangsu Branch)	733,001	6.27%
Lianyun Port Zhaolong Home Development Co., Ltd.	560,637	4.79%
Hebei Natural Gas Co., Ltd.	529,559	4.53%
Jiangsu Zhonghuang Real Estate Co., Ltd.	524,150	4.48%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	345,962	2.96%
Sinopec Pipeline Transportation Company	257,458	2.20%
China Oil Special Pipeline Co., Ltd. (Hebei)	149,271	1.28%
	$6,478,170	55.38%

4.	OTHER RECEIVABLES

	3/31/2013	12/31/2012
Employee travel advance	$522,360	$323,463
Advance for consultant service	894,348	786,404
Short term security deposit for construction pipeline	315,823	186,090
Others	1,697,058	1,932,817
	$3,429,589	$3,228,774

5.	RELATED PARTY RECEIVABLE

A related party receivable of $363,586 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $363,586 (RMB 2,283,900) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		3/31/2013	12/31/2012
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$10,001,172	$9,938,953
(2)	Qujing City Fuel Gas Co., Ltd.	9,157,282	9,157,282
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,107,644	4,085,207
(4)	China Construction Bank	31,839	31,665
	Total	$23,297,937	$23,213,107

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,658,803 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $10,001,172 investment as of March 31, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,157,282 investment as of March 31, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,658,803	$7,766,760
Prior years investment income	4,672,645	232,393
2011 investment income	892,338	512,387
2012 investment income	2,777,386	645,742
	$10,001,172	$9,157,282

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of March 31, 2013, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,107,644 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $31,839 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of March 31, 2013 and December 31, 2012:

3/31/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,066,314	$4,207,777	$45,858,537
Motor Vehicles	6,947,210	2,963,859	3,983,351
Machinery & Equipment	2,117,765	475,690	1,642,075
Buildings	2,038,296	398,488	1,639,808
Leasehold Improvements	85,938	74,129	11,809
Office Equipment	389,479	185,591	203,888
Total	$61,645,002	$8,305,534	$53,339,468

12/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,028,098	$3,961,187	$46,066,911
Motor Vehicles	6,628,442	2,835,134	3,793,308
Machinery & Equipment	2,180,403	484,195	1,696,208
Buildings	1,862,560	378,184	1,484,376
Leasehold Improvements	88,071	68,158	19,913
Office Equipment	374,355	167,875	206,480
Total	$61,161,929	$7,894,733	$53,267,196

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the three months ended March 31, 2013 and 2012 were $410,802 and $296,174, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of March 31, 2013 and December 31, 2012.

	3/31/2013	12/31/2012
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan Gas	2,920,346	-
	$4,598,321	$1,677,975

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012:

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use rights	$1,104,508	$104,948	$999,560
Franchises	397,988	397,988	-
Accounting Software	48,500	46,591	1,909
	$1,550,996	$549,527	$1,001,469

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,009,020	$108,115	$900,905
Franchises	395,813	395,813	-
Accounting Software	105,260	56,178	49,082
	$1,510,093	$560,106	$949,987

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the three months ended March 31, 2013 and 2012 were $12,501 and $11,644 respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	3/31/2013	12/31/2012
China Minsheng Banking Corp., Ltd. - Pinganli Branch	1	02/28/2013	9.512%	$-	$1,108,279
China Merchants Bank - Beijing Shouti Branch	5	06/14/2013	7.888%	1,591,951	1,583,255
Bank of China - Baishan Branch	4	06/19/2013	6.650%	1,432,756	1,424,930
Bank of China - Shijiazhuang Branch	3	04/17/2013	7.872%	1,591,951	1,583,255
Nanjing Bank	6	01/17/2013	7.500%	-	357,627
Nanjing Bank	6	01/17/2013	8.800%	-	799,386
Wuhe Yongtai Bank		06/20/2013	9.465%	764,137	759,963
Bank of Beijing – Zhongguancun Haidian Park Branch		07/31/2013	7.200%	795,976	791,628
Baishan Dinghe Small Loan Co., Ltd.		On Demand	43.200%	-	316,651
Nanjing Bank	6	10/24/2013	7.500%	1,456,635	1,448,679
Dalian Bank - Beijing Branch	2	12/31/2013	8.100%	4,775,853	1,345,767
China Development Bank - Beijing Branch	7	12/26/2013	6.900%	7,959,755	7,916,277
Pudong Development Bank - Shijiazhuang Bruanch		10/30/2013	7.800%	2,387,927	2,374,883
Pudong Development Bank - Shijiazhuang Bruanch		1/7/2014	7.800%	795,976	-
Nanjing Bank	6	2/21/2014	7.500%	1,727,266	-
Total				$25,280,183	$21,810,580

Note:

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

3)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

7)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2013	12/31/2012
Bank of China - Baishan Branch	06/24/2015	6.650%	$2,865,512	$2,849,860
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	4,775,853	4,749,766
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,979,878	3,958,139
Total			$11,621,243	$11,557,765

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at March 31, 2013 and December 31, 2012:

Ref.		3/31/2013	12/31/2012
(1)	Amount due to Employees	$1,802,304	$3,241,752
(2)	Tax Payable	934,530	1,256,502
(3)	Payables to Subcontractors	861,819	3,614,959
(4)	Others	1,795,342	1,465,234
	Total	$5,393,995	$9,578,447

(1).	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors are unbilled liabilities.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

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

The convertible bonds payable, net consisted of the followings:

		3/31/2013	12/31/2012
Ref.		8M Bonds	8M Bonds
(1)	Convertible Bonds Payable - principal	$8,000,000	$8,000,000
(2)	Less: Interest Discount - Warrants	-	-
(3)	Less: Interest Discount - Beneficial Conversion Feature	-	(258,065)
(4)	Less: Bond Discount - Issuance Cost	-	-
(5)	Accretion of Interest Discount - Warrants	-	-
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	-	258,065
(7)	Accretion of Bond Discount - Issuance Cost	-	-
(8)	Accretion of Interest Discount - Redemption	209,162	20,825
(9)	Conversion of Convertible Bonds into Common Stock	-	-
	Convertible Bonds Payable, net	$8,209,162	$8,020,825

(1)	The principal amounts listed above represent the face amount of the convertible notes.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

Included in interest expense of $924,872, was $160,000 convertible bonds coupon expense and $188,337 non-cash flow amortization expense of convertible bonds, and $576,535 of bank loan interest expense.

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

The following table depicts the Company’s outstanding securities as of March 31, 2013:

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the three months ended March 31, 2013 and 2012:

Description	March 31, 2013	March 31, 2012
Income (loss) before taxes:
US	$(382,235)	$(374,382)
BVI	(752,293)	(143,649)
PRC	862,771	714,162
Total income before taxes	(271,757)	$196,131

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	(362,625)	(238,257)
	(362,625)	(238,257)
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	(362,625)	(238,257)

Effective tax rate	133.44%	N/A

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2013 and 2012 are shown in the following table:

	March 31, 2013	March 31, 2012
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	N/A
Tax holiday	108.44%	N/A
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	133.44%	N/A

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

Financial Position Segment Report
As of March 31, 2013
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$24,065,473	$7,699,894	$1,453,545	$33,218,912
Non-Current Assets	30,339,420	94,823,705	4,925,781	130,088,906
Total Assets	54,404,893	102,523,599	6,379,326	163,307,818

Liabilities
Current Liabilities	15,698,064	45,596,142	-	61,294,206
Non-current Liabilities	2,976,317	8,644,926	-	11,621,243
Total Liabilities	18,674,381	54,241,068	-	72,915,449

Net Assets	35,730,512	48,282,531	6,379,326	90,392,369

Liabilities & Equities	$54,404,893	$102,523,599	$6,379,326	$163,307,818

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

Operation Result Segment Report
For the three months ended March 31, 2013
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$15,814,004	$5,059,787	$(7,443,899)	$13,429,892
Cost of Revenue	(14,907,457)	(2,426,656)	7,443,899	(9,890,214)
Gross Profit	906,547	2,633,131	-	3,539,678

Operating Expense	(531,905)	(1,544,958)	(786,194)	(2,863,057)
Operating Income/(Loss)	374,642	1,088,173	(786,194)	676,621

Other Income/(Loss)	(242,889)	(357,154)	(348,335)	(948,378)
Earnings before tax	131,752	731,019	(1,134,529)	(271,757)

Income tax	(55,376)	(307, 249)	-	(362,625)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$76,377	$423,770	$(1,134,529)	$(634,382)

Financial Position Segment Report
As of March 31, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,371,353	$6,439,446	$975,254	$28,786,053
Non-Current Assets	22,061,590	73,218,412	8,514,368	103,794,370
Total Assets	43,432,943	79,657,858	9,489,622	132,580,423

Liabilities
Current Liabilities	13,225,216	36,751,540	-	49,976,756
Non-current Liabilities	515,428	1,432,324	-	1,947,752
Total Liabilities	13,740,644	38,183,864	-	51,924,508

Net Assets	29,692,299	41,473,994	9,489,622	80,655,914

Liabilities & Equities	$43,432,943	$79,657,858	$9,489,622	$132,580,423

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

Operation Result Segment Report
For the three months ended March 31, 2012
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$12,480,849	$3,760,631	$(5,487,876)	$10,753,604
Cost of Revenue	(11,769,909)	(1,784,999)	(5,487,876)	(8,067,032)
Gross Profit	710,940	1,975,632	-	2,686,572

Operating Expense	(402,748)	(1,119,195)	(201,108)	(1,723,051)
Operating Income/(Loss)	308,192	856,437	(201,108)	963,521

Other Income/(Loss)	(203,072)	(247,395)	(316,923)	(767,390)
Earnings before tax	105,120	609,042	(518,031)	191,131

Income tax	(35,070)	(203,187)	-	(238,257)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$70,050	$405,855	$(518,031)	$(42,126)

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Three months Ended
	Ref	3/31/2013	3/31/2012
Basic Earnings Per Share Numerator:
Net Income		$(634,382)	$(42,126)
Income from continued operations		(634,382)	(42,126)
Income/(loss) from discontinued operations		-	-
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends income attributed to non-controlling interest		(708)	(803)
Net income available to Common Stockholders		$(633,674)	$(41,323)
Income from continued operations available to Common Stockholders		(633,674)	$(41,323)
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		348,337	316,923
Net income available to Common Stockholders		$(285,337)	275,599
Income from continued operations available to Common Stockholders		(285,337)	275,599
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		31,802,382	31,793,698
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		31,802,382	31,793,698

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		-	-
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		31,802,382	31,793,698

Earnings Per Share
Basic: - Net income		$(0.02)	$(0.001)
- Income from continued operation		(0.02)	$(0.001)
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$(0.02)	$(0.001)
- Income from continued operation		(0.02)	$(0.001)
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		31,802,382	31,793,698
- Diluted		31,802,382	31,793,698

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the three months ended March 31, 2013 and 2012.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the three months ended March 31, 2013 and 2012.

(3).	The exercises of warrants to common stock were anti-dilutive for the three months ended March 31, 2013 and 2012.

(4).	The applications of conversion of convertible bonds into common stock were anit-dilutive for the three months ended March 31, 2013 and 2012.

17.	DISCONTINUED OPERATION

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2013 and December 31, 2012

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

Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. Since 2011 the overall housing market has remained slow and such trend has carried into 2013. However, in the Tier II and Tier III cities where we operate, housing development has remained solid. That said, our expansion in 2014 may be impacted if the current tight control policies continue to spread from major cities to mid and small sized cities. We continued to capture special development opportunities in certain hot spots, such as the Baishan ski resorts and the Qujing Natural Gas Reserve.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 7.7% during the first quarter of 2013 as compared to the same period of 2012. This was the slowest growth rate in the past three years. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the less deveoped regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 9.8%, in Hebei province GDP grew 9.1%, in Yunnan province GDP grew 12.6%, and in Jilin province GDP grew 10.2% in the first quarter of 2013.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013, net revenues were $13,429,892, representing an increase of 24.9% from the same period of 2012. Gross profit for the three months ended March 31, 2013 was $3,539,678, representing an increase of 31.8% from the same period of 2012. Our operating income for the three months ended March 31, 2013 was $676,621, representing a decrease of 29.8% from the same period of 2012.  Net loss for the three months ended March 31, 2013 was $634,382, compared to a net loss of $42,126 during the same period of 2012.

	For the 3 months ended March 31
	2013	2012	Change
	US$	US$
Net Revenues	13,429,892	10,753,604	24.9%
Gross Profit	3,539,678	2,686,572	31.8%
Operating Income	676,621	963,521	-29.8%
Net Income	-634,382	-42,126
Gross Margin	26.4%	25%	5.5%
Net Margin	-4.7%	-0.4%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended March 31, 2013 were $13,429,892, compared to $10,753,604 for the same period in 2012, representing an increase of 24.9%. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in gas sales. During this period, we connected 8,675 new residential households to our gas distribution network, resulting in total connection fees of $3,102,319. In comparison, we connected 6,827 new residential households to our gas distribution network for the same period of 2012, resulting in total connection fees of $2,836,379. Gas sales during the three months ended March 31, 2013 were $10,327,572. Gas sales during the same period in 2012 were $7,917,225.

	For the 3 months ended March 31,
	2013			2012		Change
(in US$ millions)	US$		%	US$	%	%
Net Revenues		13.43	100%	10.76	100%	24.9%
Connection Fees		3.10	23%	2.84	26%	9.4%
Gas Sales		10.33	77%	7.92	74%	30.4%

Connection Fees

Connection fees during the three months ended March 31, 2013 were $3.10 million, representing an increase of 9.4% from $2.84 million during the same period of 2012 and accounting for 23% of the total net revenue in the three months ended March 31, 2013 as compared to approximately 26% of the total net revenue for the same period in 2012. The source of connection fees was mainly from the development of new residential users.

The construction of the new connections slowed in the winter season, and stopped for the Chinese New Year. This factor had an impact on the new connections made during the first quarter of 2013. The winter heating requirements drove gas sales to a new high during the first quarter of 2013. The new connections we added in 2012 and the first quarter of 2013 also contributed to the gas sales increase as they resulted in greater usage of natural gas.

	For the 3 months ended March 31,
(in US$ millions)	2013		2012		Change
	US$	%	US$	%	%
Connection Fees	3.10	100%	2.84	100%	9.4%
Residential Users	2.90	93%	2.28	80%	27.0%
Industrial and Commercial Users	0.2	7%	0.56	20%	-64.3%

Gas Sales

Gas sales were $10.3 million during the three months ended March 31, 2013, accounting for 76.9% of total net revenue for the three months ended March 31, 2013 and representing an increase of 30.4% over the same period of 2012. Gas sales to residential users increased 1.8% to $5.9 million for the three months ended March 31, 2013 from $5.8 million in the same period of 2012. Gas sales to industrial and commercial users increased 109.5% to $4.4 million for the three months ended March 31, 2013 from $2.1 million in the same period of 2012.

	For the 3 months ended March 31,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	10.3	100%	7.9	100%	30.4%
Residential Users	5.9	57%	5.8	73%	1.8%
Industrial and Commercial Users	4.4	43%	2.1	27%	109.5%

The increase in gas sales from residential users was flat, and accounted for 57% of total gas sales as compared to 73% during the same period of last year, an increase of 1.8% in dollar value compared to the same period of 2012. In this quarter, our industrial and commercial customers accounted for 43% of our total gas sales as compared to 27% of the total gas sales in the first quarter of 2012, an increase of 109.5% in dollar amount as compared to the same period of last year. The significant gas sales increase from industrial and commercial users in the total gas sales mix reflected the business strategy of focusing on the growth of our industrial users client base.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013, which includes cost of connections and cost of gas sales, was $9.9 million, representing an increase of 22.6% from $8.1 million in the same period of 2012.

	For the 3 months ended March 31,
	2013			2012		Change
(in US$ millions)	US$		%	US$	%	%
Cost of Revenues		9.9	100%	8.1	100%	22.6%
Connection Fee Cost		0.5	5%	0.9	11%	-45.5%
Gas Cost		9.4	95%	7.2	89%	30.7%

Cost of Connection Fees

The cost of connection fees decreased 45.5% to $0.5 million during the three months ended March 31, 2013 from $0.9 million for the same period in 2012. This decrease in comparison to the same period of last year is mainly due to the higher than usual cost incurred in the first quarter of 2012. During the three months ended March 31, 2013, our revenue increased 9.4% from the connection fees.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales increased 30.7% to $9.4  million during the three months ended March 31, 2013 from $7.2 million for the same period in 2012. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during this quarter.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended March 31, 2013, gross profit was $3.5 million, representing an increase of approximately 31.8% from the same period of 2012. Gross profit from connection fees was $2.6 million for the three months ended March 31, 2013, accounting for 74% of total gross profit. In comparison, gross profit from connection fees was $2.0 million for the three months ended March 31, 2012, accounting for 74% of total gross profit for the three months ended March 31, 2012. Gross profit from gas sales was $0.9 million for the three months ended March 31, 2013, accounting for 25.6% of total gross profit, compared to $0.7 million, accounting for 26% of total gross profit, in the same period of 2012.

	For the 3 months ended March 31,
	2013			2012		Change
(in US$ millions)	US$		%	US$	%	%
Gross Profit		3.5	100%	2.7	100%	31.8%
Connection		2.6	74%	2.0	74%	33.3%
Gas		0.9	26%	0.7	26%	27.5%

Gross margin during the three months ended March 31, 2013 was 26%, compared to 25% during the same period in 2012.

Gross margin for connection fees for the three months ended March 31, 2013 was 84.9%, compared to 69.7% in the same period of 2012. The decrease in the cost of connection fees contributed to the higher gross margin.

Gross margin for sales of natural gas was 8.8% for the three months ended March 31, 2013, compared to 9.0% during the same period of 2012.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended March 31, 2013 were $2.9 million and approximately 21.3% of net revenues, compared with $1.7 million, or 16%, of net revenues in the same period of 2012.

Operating Income

Operating income for the three months ended March 31, 2013 was $0.7 million, representing a decrease of 29.8%, compared to  $1.0 million for the same period of 2012. This decrease was due to the higher SG&A during the three months ended March 31, 2013.

Other Income (Expense)

Other expense was $0.9 million for the three months ended March 31, 2013, compared with $0.8 million for the same period of 2012.

Income tax

Income tax was $0.4 million for the three months ended March 31, 2013, compared to $0.2 million for the same period of 2012.

Net Income

Net loss for the three months ended March 31, 2013 was $ 0.6 million, compared with net loss of $0.04 million for the same period of 2012. The loss was due to the increase in SG&A cost, interests expenses, the increase in other expenses and the increase in income tax.

Liquidity and Capital Resources

Cash and cash equivalents at the end of the period were $5.4 million as of March 31, 2013, representing an increase of $2.8 million as compared to $2.6 million as of March 31, 2012.

Cash used in operating activities for the three months ended March 31, 2013 was $7.7 million, compared to $0.06 million during the same period of 2012. The increase in cash used in operating activities is primarily due to costs related to our financing activities.

Cash used in investing activities for the three months ended March 31, 2013 was $7.4 million, representing an increase of $4.7 million from $2.7 million during the same period of 2012.

Cash sourced in financing activities for the three months ended March 31, 2013 was $4.5 million, representing an increase of $1.9 million from $2.6 million during the same period of 2012. This increase was mainly due to the increase in short term bank loans.

Accounts Receivable

Accounts receivable as of March 31, 2013 were $11.6 million, representing a decrease of $0.4 million from $12.0 million as of December 31, 2012.

Notes Receivable

Notes receivable as of March 31, 2013 were 0.01 million.

Inventory

Inventory of $1.7 million as of March 31, 2013 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2013 were $61.6 million, representing an increase of $0.4 million from $61.2 million as of December 31, 2012. The table below is a breakdown of our fixed assets at cost:

	March 31, 2013	December 31 2012
At Cost
Gas Pipelines	$50,066,314	$50,028,098
Motor Vehicles	6,947,210	6,628,442
Machinery & Equipment	2,117,765	2,180,403
Buildings	2,038,296	1,862,560
Leasehold Improvements	85,938	88,071
Office Equipment	389,479	374,355
Less Accumulated depreciation	8,305,534	7,894,733
	$53,339,468	$53,267,196

Bank Loans

Short-term bank loans as of March 31, 2013 were 25.3 million, an increase of $3.5 million compared to 21.8 million as of December 31, 2012. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of March 31, 2013 were 11.6 million, almost the same as of December 31, 2012.

Accounts Payable

Accounts payable as of March 31, 2013 was $15.9 million, representing a decrease of $1.2 million compared to December 31, 2012.

Other Payables

Other payables - current as of March 31, 2013 were $5.4 million, representing a decrease of $4.2 million compared to December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

