Form 10-Q
period 2013-06-30
Sino Gas International Holdings, Inc.
filed 2013-08-15
CIK 1326364

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51364

SINO GAS INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

Utah	90-0438712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 18 Zhong Guan Cun Dong St. Haidian District Beijing, PRC	100083
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  86-10-82600527

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

As of June 30, 2013, the Registrant had 31,802,382 shares of common stock outstanding.

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

PART I:             FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Exhibit 31.1

CERTIFICATION

I, Yuchuan Liu, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sino Gas International Holdings, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 15, 2013

/s/ Yuchuan Liu
Yuchuan Liu
Chief Executive Officer
(Principal Executive Officer)

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

	Notes	6/30/2013	12/31/2012
ASSETS
Current Assets
Cash & cash equivalents	2(e)	$10,912,830	$13,836,027
Restricted cash		-	232,326
Notes receivable		646,392	65,254
Accounts receivable	2(f),3	10,985,628	11,951,962
Other receivables	4	5,875,565	3,228,774
Related party receivable	5	387,496	343,551
Inventory		2,010,685	719,342
Advance to suppliers	2(g)	3,955,983	5,364,552
Prepaid expenses and taxes		1,609,469	969,229
Total Current Assets		36,384,048	36,711,017

Non-Current Assets
Investment	2(h),6	23,511,366	23,213,107
Property, plant & equipment, net	2(j),7	53,661,642	53,267,196
Construction in progress	2(m)	49,420,008	43,384,156
Intangible assets, net	2(k),9	960,627	949,987
Goodwill	2(l),8	4,598,321	1,677,975
Deposit		605,572	562,790
Total Non-current Assets		132,757,536	123,055,211

Total Assets		$169,141,584	$159,766,228

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	$26,825,248	$21,810,580
Accounts payable		15,176,006	17,073,587
Other payables - current portion	11(a)	9,532,420	9,578,447
Accrued liabilities		180,723	38,259
Convertible Bonds	12	8,405,679	8,020,825
Unearned revenue	2(n)	6,662,588	3,813,148
Related party payable		187,051	-
Notes payable		113,119	-
Total Current Liabilities		67,082,834	60,334,846

Non-current Liabilities
Long-term bank loans	10(b)	10,439,223	11,557,765
Total Non-current Liabilities		10,439,223	11,557,765

Total Liabilities		$77,522,057	$71,892,611

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

STOCKHOLDERS' EQUITY	Notes	6/30/2013	12/31/2012

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	13	$201	$201

Additional paid in capital - Preferred Stock B		233,655	233,655

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,802,382 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	13	31,801	31,801

Additional paid in capital - Common Stock		38,069,322	38,069,322

Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	6,738,287	6,150,234
Retained earnings		31,447,895	30,024,006
Minority Interest		7,372,994	7,374,492
Accumulated other comprehensive income	2(x)	7,209,521	5,474,055
Total Stockholders' Equity		91,613,527	87,873,617

Total Liabilities & Stockholders' Equity		$169,141,584	$159,766,228

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Income
For the three months and six months ended June 30, 2013 and 2012
(Stated in US Dollars)

		Three Months Ended		Six Months Ended
	Note	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Sales revenue	2(q)	14,862,867	$10,819,666	28,292,758	$21,573,269
Cost of revenue		9,710,563	6,472,799	19,600,777	14,539,830
Gross Profit		5,152,304	4,346,867	8,691,981	7,033,439

Operating Expense
Selling expense		1,183,255	749,948	2,398,953	1,515,635
General and administrative expense		1,224,119	1,126,767	2,871,477	2,084,131
Total operating expense		2,407,374	1,876,715	5,270,430	3,599,766

Operating Income		2,744,930	2,470,152	3,421,551	3,433,673

Other Income/(Expense)
Investment loss		(2,112)	-	(2,112)	-
Other income		29,983	12,362	31,442	34,699
Other expense		(57,552)	(8,352)	(123,867)	(127,094)
Interest income		58,811	54,647	100,162	155,965
Interest expense		(943,680)	(853,461)	(1,868,552)	(1,625,765)
Total other income/(expense)		(914,550)	(794,805)	(1,862,927)	(1,562,195)

Income before tax		1,830,380	1,675,348	1,558,624	1,871,478

Income tax	2(r),12	(416,059)	(91,182)	(778,683)	(329,439)

Gain/(Loss) from discontinued operations, net of tax		-	-	-	-

Net income		1,414,321	$1,584,166	779,941	$1,542,039

Net income (loss) attributable to:
- Common stockholders		$1,415,111	$1,584,292	$781,439	$1,542,968
- Non-controlling interest		(790)	$(126)	(1,498)	$(929)

Earnings per share	2(z),13
Basic		$0.03	$0.05	$0.03	$0.05
Diluted		$0.03	$0.05	$0.03	$0.05

Weighted Average Shares Outstanding
Basic		31,802,382	31,793,698	31,802,382	31,793,698
Diluted		31,802,382	31,793,698	31,802,382	31,793,698

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
			APIC -			APIC -			APIC -
	Shares		Preferred	Shares		Preferred	Shares		Common
	Outstanding	Amount	Stock B	Outstanding	Amount	Stock B-1	Outstanding	Amount	Stock
Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(8,684)	(9)	(10,095)	-	-	-	8,684	9	68,435
Expiration of Convertible Bond	-		-	-	-	-	-	-	2,584,912
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	(886,900)
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at June 30, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

	Common Stock
				APIC -
	APIC -	APIC -	APIC -	Convertible	APIC -				Accumulated
	Warrants	Warrants	Warrants	Bonds	Beneficial				Other
	Series:	Series:	Series:	Detachable	Conversion	Statutory	Retained	Minority	Comprehensive
	A,B,J,C,D	E,G	F,R	Warrants	Feature	Reserve	Earnings	Interest	Income	Total
Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617

Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	779,939	-	-	779,939
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	1,498	(1,498)	-	-
Appropriation of Retained Earnings	-	-	-	-	-	588,053	642,452	-	-	1,230,505
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	1,735,466	1,735,466
Balance at June 30, 2013	-	-	-	-	515,851	6,738,287	31,447,895	7,372,994	7,209,521	91,619,527

	6/30/2013	12/31/2012	Total
Comprehensive Income
Net Income	$779,939	$6,383,440	$7,163,379
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,735,466	(2,748,884)	(1,013,418)
Total	$2,515,405	$3,634,556	$6,149,961

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Consolidated Statements of Cash Flows
For the three months and six months ended June 30, 2013 and 2012
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Cash Flows from Operating Activities
Net Income	1,414,321	$1,584,165	779,939	$1,542,039
Bad debt provision	(6,012)	(24,311)	(9,761)	(3,520)
Depreciation expense	425,937	459,908	836,739	756,082
Amortization expense of intangible assets	40,373	5,836	29,794	17,481
Amortization expense of convertible bonds	196,516	205,604	384,853	401,668
Loss/(gain) on disposal of property and equipment	-	-	-
Withdraw/(deposit) in restricted time deposits	-	143,102	232,326	(438,676)
Decrease/(increase) in accounts and other receivables	(2,479,696)	3,984,538	(2,251,834)	2,728,166
Decrease/(increase) in inventory	(269,938)	285,643	(1,291,345)	(866,164)
Decrease/(increase) in prepaid expenses	5,159,628	(1,243,171)	768,330	(1,321,653)
Decrease/(Increase) in related party receivable	(23,910)	508	(43,945)	(3,021)
Increase/(decrease) in accounts and other payables	3,933,927	1,291,210	1,235,348	3,823,659
Cash Sourced/(Used) in Operating Activities of Continued Operation	8,391,146	6,693,032	670,444	6,636,061
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Operating Activities	8,391,146	6,693,032	670,444	6,636,061

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	74,865	(2,613,479)	(42,782)	(2,305,650)
Proceeds from disposal of discontinued operation	-	-	-	-
Increase of investment in equity	(213,428)	13,473	(298,259)	(80,173)
Purchase of property, plant & equipment	(748,110)	(1,640,425)	(1,231,184)	(4,128,127)
Increase of goodwill	-		(2,920,345)
Purchase of other intangible assets	-	-	-	-
Increase in construction in progress	(2,248,735)	(707,318)	(6,035,852)	(1,172,128)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(3,135,408)	(4,947,749)	(10,528,422)	(7,686,078)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Investing Activities	(3,135,408)	(4,947,749)	(10,528,422)	(7,686,078)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	363,045	2,239,384	3,896,126	4,815,441
Increase of statutory reserve	305,100		1,230,505
Increase of notes payable	113,119		113,119
Cash Sourced/(Used) in Financing Activities	781,264	2,239,384	5,239,750	4,815,441

Net increase in cash & cash equivalents for the periods	6,037,002	3,984,668	(4,618,228)	3,765,424
Effect of currency translation	(491,793)	(222,500)	1,695,031	(236,787)
Cash & cash equivalents at the beginning of periods	5,367,621	2,641,015	13,836,027	2,874,546
Cash & cash equivalents at the end of periods	10,912,830	$6,403,183	10,912,830	$6,403,183

Supplementary cash flows information
Interest received	58,811	$155,965	100,162	$101,318
Interest paid	961,214	1,362,603	1,726,086	703,916
Income tax paid	484,000	1,416,910	781,853	762,507

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

The Company holds equity interests of 51% each in Sino Gas Construction, Ltd., and Tongyuan International Holding Limited. It holds a 100% interest in Beijing Gas, which in turn holds an equity interest of 90% to 100% in its operating subsidiaries, and an individual shareholder nominally holds the remainder of the equity interest in such project companies. Each such individual shareholder has relinquished any and all rights, power and interest to Beijing Gas in the respective project companies under enforceable contracts. This structure was intended to comply with a PRC law that required a limited liability company to have at least two shareholders.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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
As of June 30, 2013 and December 31, 2012
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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2013:

	Place of	Date of	Beneficial	Equity	Registered
Name of Company	Incorporation	Incorporation	Interest %	Interest %	Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Tongyuan International Holding Limited	Hong Kong	12/20/2011	51	51	HKD 10,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	100	RMB 3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100	RMB 3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100	RMB 3,000,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100	RMB 2,000,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100	RMB 1,000,000

Jiangsu Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9	RMB 45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100	RMB 3,000,000

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 300,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90	RMB 10,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB 1,000,000

Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB 1,000,000

Baishan Liquified Gas Co., Ltd.	PRC	8/31/2012	100	100	RMB 2,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

At June 30,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,912,830	$-	$-	$10,912,830
Notes receivable	646,392	-	-	646,392
Total financial assets	$11,559,222	$-	$-	$11,559,222

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$13,836,027	$-	$-	$13,836,027
Restricted cash	65,254	-	-	65,254
Total financial assets	$13,901,281	$-	$-	$13,901,281

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

	6/30/2013	12/31/2012
Years end RMB : US$ exchange rate	6.1882	6.3161
Average yearly RMB : US$ exchange rate	6.2479	6.3198

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
As of June 30, 2013 and December 31, 2012
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

⋅
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

⋅
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

⋅
Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for six months ended June 30, 2013.

(u)	Advertising

The Company expensed all advertising costs as incurred.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

(v)	Risk

⋅	Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of major customers. The Company does not require collateral or other security to support accounts receivable. The Company conducts periodic reviews of its clients’ financial condition and customers’ payment practices to minimize collection risk on accounts receivable.

⋅	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential harm to employees, equipment, and the local environment.

⋅	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

⋅	Economic and Political Risks

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
As of June 30, 2013 and December 31, 2012
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
⋅
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

⋅	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.
⋅	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

As of June 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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
As of June 30, 2013 and December 31, 2012
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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at June 30, 2013 and December 31, 2012 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	6/30/2013	12/31/2012
Accounts receivable	$11,096,594	$12,072,689
Less: Allowance for bad debt	(110,966)	(120,727)
Accounts receivable, net	$10,985,628	$11,951,962

Allowance for Bad Debt
	6/30/2013	12/31/2012
Beginning balance	$(120,727)	$(104,323)
Allowance provided	-	(16,404)
Charge against allowance	9,761	-
Reversals	-	-
Ending balance	$(110,966)	$(120,727)

Accounts Receivable Aging Analysis
	6/30/2013	12/31/2012
<30 Days	$4,711,099	$4,264,620
30-60 Days	609,519	1,122,384
60-90 Days	1,538,761	2,253,942
90-180 Days	643,209	480,993
180-360 Days	2,466,820	95,569
>360 Days	1,127,186	3,855,181
Total	$11,096,594	$12,072,689

The increase in accounts receivable aged 180-360 days primarily reflects sales recorded during the current year. The decrease in accounts receivable aged over 360 days reflects receipt of payments of amounts that had been due.

Top ten customers accounted for 55.38% of the total accounts receivable as of June 30, 2013:

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

Hebei Natural Gas Co., Ltd.	$476,145	4.29%
Beijing Langfa Oil and Gas Technolody Co., Ltd	290,932	2.62%
Hebei Zhonggang Steel Co., Ltd.	640,585	5.77%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	391,583	3.53%
Beijing Tongzhou Ayou Liquified Gas Station	393,010	3.54%
Hebei Dihua Real Estate Co., Ltd	589,946	5.32%
Shanghai DaTun energy co., Ltd. (Jiangsu Branch)	416,521	3.75%
Jiangsu Zhonghuang Real Estate Co., Ltd.	526,890	4.75%
Lianyun Port Zhaolong Home Development Co., Ltd.	512,815	4.62%
Zaoqiang Taihe Real Estate Co., Ltd.	416,923	3.76%
	$4,655,350	41.96%

4.	OTHER RECEIVABLES

	6/30/2013	12/31/2012
Employee travel advance	$722,928	$323,463
Advance for consultant service	1,241,608	786,404
Short term security deposit for construction pipeline	329,366	186,090
Others	3,581,663	1,932,817
	$5,875,565	$3,228,774

5.	RELATED PARTY RECEIVABLE

A related party receivable of $387,496 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $387,496 (RMB 2,283,900) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		6/30/2013	12/31/2012
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$10,152,122	$9,938,953
(2)	Qujing City Fuel Gas Co., Ltd.	9,157,282	9,157,282
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,169,642	4,085,207
(4)	China Construction Bank	32,320	31,665
	Total	$23,511,366	$23,213,107

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

(1)
The Company through its wholly owned subsidiary Beijing Gas invested $1,658,803 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $10,152,122 investment as of June 30, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)
Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,157,282 investment as of June 30, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,658,803	$7,766,760
Prior years investment income	4,672,645	232,393
2011 investment income	892,338	512,387
2012 investment income	2,777,386	645,742
	$10,001,172	$9,157,282

(3)
On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of June 30, 2013, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,169,642 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $32,320 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of June 30, 2013 and December 31, 2012:

6/30/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,277,069	$4,430,464	$45,846,605
Motor Vehicles	6,869,425	3,058,175	3,811,250
Machinery & Equipment	2,151,262	503,211	1,648,051
Buildings	2,519,121	456,157	2,062,964
Leasehold Improvements	176,343	80,665	95,678
Office Equipment	399,893	202,799	197,094
Total	$62,393,113	$8,731,471	$53,661,642

12/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,028,098	$3,961,187	$46,066,911
Motor Vehicles	6,628,442	2,835,134	3,793,308
Machinery & Equipment	2,180,403	484,195	1,696,208
Buildings	1,862,560	378,184	1,484,376
Leasehold Improvements	88,071	68,158	19,913
Office Equipment	374,355	167,875	206,480
Total	$61,161,929	$7,894,733	$53,267,196

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the six months ended June 30, 2013 and 2012 were $836,739 and $756,082, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of June 30, 2013 and December 31, 2012.

	6/30/2013	12/31/2012
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan Gas	2,920,346	-
	$4,598,321	$1,677,975

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012:

6/30/2013	At Cost	Accumulated Amortization	Net
Land Use rights	$1,095,685	$137,996	$957,689
Franchises	403,995	403,995	-
Accounting Software	50,847	47,909	2,937
	$1,550,527	$589,900	$960,627

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,009,020	$108,115	$900,905
Franchises	395,813	395,813	-
Accounting Software	105,260	56,178	49,082
	$1,510,093	$560,106	$949,987

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the six months ended June 30, 2013 and 2012 were $29,794 and $17,481 respectively.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	6/30/2013	12/31/2012
China Minsheng Banking Corp., Ltd. - Pinganli Branch	1	02/28/2013	9.512%	$-	$1,108,279
China Merchants Bank - Beijing Shouti Branch	5	06/14/2013	7.888%	-	1,583,255
Bank of China - Baishan Branch	4	06/19/2014	6.650%	1,939,175	1,424,930
Bank of China - Shijiazhuang Branch	3	06/06/2014	7.200%	1,615,979	1,583,255
Nanjing Bank	6	01/17/2013	7.500%	-	357,627
Nanjing Bank	6	01/17/2013	8.800%	-	799,386
Wuhe Yongtai Bank		06/20/2014	9.900%	807,989	759,963
Bank of Beijing – Zhongguancun Haidian Park Branch		07/31/2013	7.200%	484,794	791,628
Baishan Dinghe Small Loan Co., Ltd.		On Demand	43.200%	-	316,651
Nanjing Bank	6	10/24/2013	7.500%	1,478,621	1,448,679
Dalian Bank - Beijing Branch	2	12/31/2013	8.100%	4,847,936	1,345,767
China Development Bank - Beijing Branch	7	12/26/2013	6.900%	8,079,894	7,916,277
Pudong Development Bank - Shijiazhuang Bruanch		10/30/2013	7.800%	2,423,968	2,374,883
Pudong Development Bank - Shijiazhuang Bruanch		1/7/2014	7.800%	807,989	-
Nanjing Bank	6	2/21/2014	7.500%	1,753,337	-
Industrial and Commercial Bank of China – Zhongguancun Branch		6/25/2014	5.000%	969,587	-
China Merchants Bank		6/26/2014	8.100%	1,615,979	-
Total				$26,825,248	$21,810,580

Note:
1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

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

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
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

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2013	12/31/2012
Bank of China - Baishan Branch	06/24/2015	6.650%	$1,939,175	$2,849,860
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	4,847,936	4,749,766
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,552,112	3,958,139
Total			$10,439,223	$11,557,765

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at June 30, 2013 and December 31, 2012:

Ref.		6/30/2013	12/31/2012
(1)	Amount due to Employees	$4,405,734	$3,241,752
(2)	Tax Payable	933,606	1,256,502
(3)	Payables to Subcontractors	2,919,200	3,614,959
(4)	Others	1,273,880	1,465,234
	Total	$9,532,420	$9,578,447

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
As of June 30, 2013 and December 31, 2012
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

The convertible bonds payable, net consisted of the followings:

		6/30/2013	12/31/2012
Ref.		8M Bonds	8M Bonds
(1)	Convertible Bonds Payable – principal	$8,000,000	$8,000,000
(2)	Less: Interest Discount - Warrants	-	-
(3)	Less: Interest Discount - Beneficial Conversion Feature	-	(258,065)
(4)	Less: Bond Discount - Issuance Cost	-	-
(5)	Accretion of Interest Discount - Warrants	-	-
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	-	258,065
(7)	Accretion of Bond Discount - Issuance Cost	-	-
(8)	Accretion of Interest Discount - Redemption	405,679	20,825
(9)	Conversion of Convertible Bonds into Common Stock	-	-
	Convertible Bonds Payable, net	$8,405,679	$8,020,825

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)
The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

Sino Gas International Holdings, Inc.
Notes to Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

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

Included in interest expense of $1,868,552, was $320,000 convertible bonds coupon expense and $384,853 non-cash flow amortization expense of convertible bonds, and $1,163,699 of bank loan interest expense.

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

The following table depicts the Company’s outstanding securities as of June 30, 2013:

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
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the six months ended June 30, 2013 and 2012:

	June 30,	June 30,
Description	2013	2012
Income (loss) before taxes:
US	$(732,054)	(740,518)
BVI	(1,023,472)	(394,731)
PRC	3,314,150	3,006,727
Total income before taxes	$1,558,624	$1,871,478

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	(778,683)	(329,439)
	(778,683)	(329,439)
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	(778,683)	(329,439)

Effective tax rate	49.96%	17.60%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2013 and 2012 are shown in the following table:

	June 30,	June 30,
	2013	2012
U.S. federal statutory income tax rate	34.00%	34.00
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	24.96%	(7.40)%
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	49.96%	17.60%

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
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

Financial Position Segment Report
As of June 30, 2013

		Gas Pipeline	Shell, BVIs, &
	Gas Distribution	Installation	Eliminations	Total
Assets
Current Assets	$23,748,000	$11,595,768	$1,040,280	$36,384,408
Non-Current Assets	41,939,713	85,892,042	4,925,781	132,757,536
Total Assets	65,687,713	97,487,810	5,966,061	163,141,584

Liabilities
Current Liabilities	9,972,902	57,109,932	-	67,082,834
Non-current Liabilities	1,551,952	8,887,271	-	10,439,223
Total Liabilities	11,524,854	65,997,203	-	77,522,057

Net Assets	54,162,859	31,490,607	5,966,061	91,619,527

Liabilities & Equities	$65,687,713	$97,487,810	$5,966,061	$169,141,584

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2013

		Gas Pipeline	Shell, BVIs, &
	Gas Distribution	Installation	Eliminations	Total

Sales Revenue	$26,394,280	$12,887,906	$(10,989,428)	$28,292,758
Cost of Revenue	(25,102,083)	(5,488,122)	10,989,428	(19,600,777)
Gross Profit	1,292,197	7,399,784	-	8,691,981

Operating Expense	(626,313)	(3,586,587)	(1,057,530)	(5,270,430)
Operating Income/(Loss)	665,884	3,813,196	(1,057,530)	3,421,551

Other Income/(Loss)	(276,952)	(885,867)	(700,108)	(1,862,927)
Earnings before tax	388,932	2,927,330	(1,757,638)	1,558,624

Income tax	(91,324)	(687,359)	-	(778,683)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$297,608	$2,239,971	$(1,757,638)	$779,941

Financial Position Segment Report
As of June 30, 2012

		Gas Pipeline	Shell, BVIs, &
	Gas Distribution	Installation	Eliminations	Total
Assets
Current Assets	$19,461,208	$9,324,346	$616,360	$29,401,914
Non-Current Assets	33,437,457	69,788,627	8,514,368	111,740,452
Total Assets	52,898,665	79,112,973	9,130,728	141,142,366

Liabilities
Current Liabilities	7,696,025	48,147,938		55,843,963
Non-current Liabilities	420,755	2,632,334		3,053,089
Total Liabilities	8,116,780	50,780,272		58,897,052

Net Assets	44,781,885	28,332,701	9,130,728	82,245,314

Liabilities & Equities	$52,898,665	$79,112,973	$9,130,728	$141,142,366

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2012

		Gas Pipeline	Shell, BVIs, &
	Gas Distribution	Installation	Eliminations	Total

Sales Revenue	$21,277,075	$10,194,373	(9,898,179)	21,573,269
Cost of Revenue	(20,307,776)	(4,130,233)	9,898,179	(14,539,830)
Gross Profit	969,299	6,064,140	-	7,033,439

Operating Expense	(428,306)	(2,679,575)	(491,885)	(3,599,766)
Operating Income/(Loss)	540,993	3,384,565	(491,885)	3,433,673

Other Income/(Loss)	(215,291)	(703,540)	(643,364)	(1,562,195)
Earnings before tax	325,702	2,681,025	(1,135,249)	1,871,478

Income tax	(35,686)	(293,753)	-	(329,439)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$290,016	$2,387,272	(1,135,249)	1,542,039

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Six months Ended
	Ref	6/30/2013	6/30/2012
Basic Earnings Per Share Numerator:
Net Income		$779,941	1,542,039
Income from continued operations		779,941
Income/(loss) from discontinued operations		-
Less:
Preferred Dividends		-
Constructive Preferred Dividends		-
income attributed to non-controlling interest		(1,498)	(929)
Net income available to Common Stockholders		$781,439	$1,542,968
Income from continued operations available to Common Stockholders		$781,439	$1,542,968
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		704,853	643,386
Net income available to Common Stockholders		1,481,834	2,186,355
Income from continued operations available to Common Stockholders		1,486,292	2,186,355
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		31,802,382	31,793,698
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		31,802,382	31,793,698

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-
Addition to Common Stock from Conversion of Convertible Bonds		-
Addition to Common Stock from Exercise of Warrants	(3)	-
Diluted Weighted Average Shares Outstanding		31,802,382	31,793,698

Earnings Per Share
Basic: - Net income		$0.03	$0.05
- Income from continued operation		0.03	$0.05
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$0.03	$0.05
- Income from continued operation		0.03	$0.05
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		31,802,382	31,793,698
- Diluted		31,802,382	31,793,698

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the six months ended June 30, 2013 and 2012.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the six months ended June 30, 2013 and 2012.

(3).	The exercises of warrants to common stock were anti-dilutive for the six months ended June 30, 2013 and 2012.

(4).	The applications of conversion of convertible bonds into common stock were anit-dilutive for the six months ended June 30, 2013 and 2012.

17.	DISCONTINUED OPERATION

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

Sino Gas International Holdings, Inc.
Notes to Consolidated Financial Statements
As of June 30, 2013 and December 31, 2012
(Stated in US Dollars)

	Condensed Income Statements
		Shenzhou
	Jinzhou Gas	Gas	Xinji Gas	Sishui Gas	Total
Revenue	$359,787	$277,453	$9,569	$-	$646,809

Cost of revenue	217,313	224,412	8,224	-	449,949

Gross profit	142,473	53,041	1,346	-	196,860

Operating expenses	18,246	16,009	35,138	-	69,393
Operating income	124,227	37,032	(33,792)	-	127,467
Other income/(expenses)	(241)	(226)	(3,218)	-	(3,685)
Earnings before tax	123,986	36,806	(37,010)	-	123,782
					-
Income tax	(6,197)	(11,167)	(114)	-	(17,477)

Net income	$117,789	$25,640	$(37,124)	$-	$106,305

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

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 7.5% during the second quarter of 2013 and grew 7.6% overall in the first half year of 2013 as compared to the same period of 2012. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the less developed regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 9.6%, in Hebei province GDP grew 8.7%, in Yunnan province GDP grew 12.4%, and in Jilin province GDP grew 9.0% in the first half of 2013.

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

CONSOLIDATED OPERATING RESULTS

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

	For the three months ended June 30
	2013	2012	Change
(in US$ millions)	US$	US$
Net Revenues	14.9	10.8	37.4%
Gross Profit	5.2	4.3	18.5%
Operating Income	2.7	2.5	8%
Net Income	1.4	1.6	-10.7%
Gross Margin	34.7%	40.2%	-5.5%
Net Margin	9.5%	14.6%	-5.1%

During the three months ended June 30, 2013, net revenues increased 37.4% to $14.9 million as compared to the same period of 2012. Gross profit for the three months ended June 30, 2013 increased 18.5% to $5.2 million from the same period of 2012. Our operating income for the three months ended June 30, 2013 increased 8% to $2.7 million from the same period of 2012. Net income for the three months ended June 30, 2013 was $1.4 million, compared to a net income of $1.6 million during the same period of 2012.

	For the six months ended June 30
	2013	2012	Change
	US$	US$
Net Revenues	28.3	21.6	31.2%
Gross Profit	8.7	7.0	23.6%
Operating Income	3.4	3.4	0%
Net Income	0.8	1.5	-49.4
Gross Margin	30.7%	32.6%	-1.9%
Net Margin	2.8%	7.1%	-4.3%

During the six months ended June 30, 2013, net revenues increased 31.2% to $28.3 million as compared to the same period of 2012. Gross profit for the six months ended June 30, 2013 increased 23.6% to $8.7 million from the same period of 2012. Our operating income for the six months ended June 30, 2013 was $3.4 million and almost the same as during the same period of 2012. Net income for the six months ended June 30, 2013 was $0.8 million, compared to a net income of $1.5 million during the same period of 2012.

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

	For the three months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	14.9	100%	10.8	100%	37.4%
Connection Fees	7.3	48.9%	5.5	50.5%	33.1%
Gas Sales	7.6	50.7%	5.4	49.5%	40.5%

Total net revenues for the three months ended June 30, 2013 increased 37.4% to $14.9 million from the same period in 2012. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in gas sales. Our Beijing Chenguang Gas subsidiary acquired a number of big commercial customers in the areas surrounding Beijing at the end of the 2012 and the gas consumption ramped up from these customers in the second quarter of 2013. During the three months ended June 30, 2013, we connected 16,565 new residential households to our gas distribution network, resulting in total connection fees of $7.3 million. In comparison, we connected 13,163 new residential households to our gas distribution network in the same period of 2012, resulting in total connection fees of $5.5 million. Gas sales during the three months ended June 30, 2013 were $7.6 million. Gas sales during the same period in 2012 were $5.4 million.

	For the six months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	28.3	100%	21.6	100%	31.2%
Connection Fees	10.4	36.7%	8.3	38.5%	25%
Gas Sales	17.9	63.1%	13.3	61.5%	34.5%
Other Sales	0.06	0.2%

Total net revenues for the six months ended June 30, 2013 increased 31.2% to $28.3 million from the same period in 2012. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in gas sales. The new customers of our Beijing Chenguang Gas subsidiary contributed to the significant growth of gas sales in the first half of 2013. During the six months ended June 30, 2013, we connected 25,240 new residential households to our gas distribution network, resulting in total connection fees of $10.4 million. In comparison, we connected 19,990 new residential households to our gas distribution network for the same period of 2012, resulting in total connection fees of $8.3 million. Gas sales during the six months ended June 30, 2013 were $17.9 million. Gas sales during the same period in 2012 were $13.3 million.

Connection Fees

	For the three months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Connection Fees	7.3	100%	5.5	100%	33.1%
Residential Users	7.2	98.6%	5.0	91.9%	42.8%
Industrial and Commercial Users	0.1	1.4%	0.5	8.1%	-80%

Connection fees during the three months ended June 30, 2013 increased 33.1% to $7.3 from $5.5 million during the same period of 2012 and accounted for 48.9% of the total net revenue in the three months ended June 30, 2013 as compared to approximately 50.5% of the total net revenue for the same period in 2012. The connection fees were mainly from the development of new residential users.

	For the six months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Connection Fees	10.4	100%	8.3	100%	25%
Residential Users	10.1	97%	7.3	88%	37.9%
Industrial and Commercial Users	0.3	3%	1.0	12%	-69%

Connection fees during the six months ended June 30, 2013 increased 25% to $10.4 million from $8.3 million during the same period of 2012 and accounted for 36.7% of the total net revenue for the six months ended June 30, 2013 as compared to approximately 38.5% of the total net revenue for the same period in 2012. Connection fees were mainly from the development of new residential users.

Gas Sales

	For the three months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	7.5	100%	5.4	100%	40.5%
Residential Users	2.2	29.1%	2.2	41.3%	0%
Industrial and Commercial Users	5.3	70.9%	3.2	58.7%	65.6%

Gas sales during the three months ended June 30, 2013 increased 40.5% to $7.5 million from the same period of 2012 and accounted for 50.7% of total net revenue for the three months ended June 30, 2013. Gas sales to residential users for the three months ended June 30, 2013 were almost the same as in the same period of 2012. Gas sales to industrial and commercial users during the three months ended June 30, 2013 jumped 65.6% to $5.3 million from $3.2 million in the same period of 2012.

The gas sales to residential users were approximately $2.2 million, almost the same as during the same period of 2012, and accounted for 29.1% of total gas sales during the three months ended June 30, 2013 as compared to 41.3% during the same period of 2012. For the three months ended June 30, 2013, our industrial and commercial customers accounted for 70.9% of our total gas sales as compared to 58.7% of the total gas sales in the same period of 2012, an increase of $2.1 million in dollar amount as compared to the same period of 2012.  The significant gas sales increases to industrial and commercial users in the total gas sales mix reflected the business strategy of focusing on the growth of our industrial and business client base. We were able to see big gas sales surges from the new commercial and industrial customers whose daily gas consumptions exceed 20-30 thousand cubic meters.

	For the six months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	17.9	100%	13.3	100%	34.5%
Residential Users	8.1	45.2%	8.0	60.2%	1.0%
Industrial and Commercial Users	9.8	54.8%	5.3	39.8%	84.9%

Gas sales during the six months ended June 30, 2013 increased 34.5% to $17.9 million from the same period of 2012 and accounted for 63.1% of total net revenue for the six months ended June 30, 2013. Gas sales to residential users for the six months ended June 30, 2013 increased 1% to $8.1 million from $8.0 million in the same period of 2012. Gas sales to industrial and commercial users during the six months ended June 30, 2013 increased 84.9% to $9.8 from $5.3 million in the same period of 2012.

The increase in gas sales from residential users was flat and accounted for 45.2% of total gas sales during the six months ended June 30, 2013 as compared to 60.2% during the same period of 2012, an increase of 1% in dollar value compared to the same period of 2012. For the six months ended June 30, 2013, our industrial and commercial customers accounted for 54.8% of our total gas sales as compared to 39.8% of the total gas sales in the same period of 2012, an increase of 84.9% in dollar amount as compared to the same period of 2012.

Cost of Revenues

	For the three months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Cost of Revenues	9.7	100%	6.5	100%	50%
Connection Fee Cost	2.5	25.8%	1.4	21.2%	82.4%
Gas Cost	7.2	74.2%	5.1	78.8%	41.3%

Cost of revenues for the three months ended June 30, 2013, which includes cost of connections and cost of gas sales, increased 50% to $9.7 million from $6.5 million in the same period of 2012.

	For the six months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Cost of Revenues	19.6	100%	14.5	100%	34.8%
Connection Fee Cost	3.0	15.2%	2.2	15.4%	33.1%
Gas Cost	16.6	84.8%	12.3	84.6%	35.1%

Cost of revenues for the six months ended June 30, 2013, which includes cost of connections and cost of gas sales, increased 34.8% to $19.6 million from $14.5 million in the same period of 2012.

Cost of Connection Fees

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

The cost of connection fees during the three months ended June 30, 2013 increased 82.4% to $2.5 million from $1.4 million for the same period in 2012. This unusual increase in comparison to the same period of last year is mainly due to (i) the higher cost associated with the higher sales revenue and (ii) the delayed invoices of a portion of the connection fees cost associated with sales incurred in the first quarter of 2012. During the three months ended June 30, 2013, our revenue increased 33.1% from connection fees.

The cost of connection fees during the six months ended June 30, 2013 increased 33.1% to $3.0 million from $2.2 million for the same period in 2012. This increase in comparison to the same period of last year is mainly due to the higher cost associated with the higher sales revenue growth in the second quarter of 2012. During the six months ended June 30, 2013, our revenue increased 25% from connection fees. We feel viewing the cost structure for the first six months of 2013 as a whole provides a more accurate representation of our business model.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

The cost of gas sales during the three months ended June 30, 2013 increased 41.3% to $7.2 million from the same period in 2012. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during this quarter.

The cost of gas sales during the six months ended June 30, 2013 increased 35.1% to $16.6 million from the same period in 2012. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during this quarter.

Gross Profit

	For the three months ended June 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gross Profit	5.2	100%	4.3	100%	18.5%
Connection	4.8	92.5%	4.1	94.1%	16.6%
Gas	0.4	6.3%	0.2	5.9%	25.2%

During the three months ended June 30, 2013, gross profit increased 18.5% to $5.2 million from the same period of 2012. Gross profit from connection fees was $4.8 million for the three months ended June 30, 2013, accounting for 92.5% of total gross profit. In comparison, gross profit from connection fees was $4.1 million for the three months ended June 30, 2012, accounting for 94.1% of total gross profit for the three months ended June 30, 2012. Gross profit from gas sales was $0.4 million for the three months ended June 30, 2013, accounting for 6.3% of total gross profit, compared to $0.2 million, accounting for 5.9% of total gross profit, in the same period of 2012.

During the six months ended June 30, 2013, gross profit increased 23.6% to $8.7 million from the same period of 2012. Gross profit from connection fees was $7.4 million for the three months ended June 30, 2013, accounting for 85.1% of total gross profit. In comparison, gross profit from connection fees was $6.1 million for the six months ended June 30, 2012, accounting for 86.2% of total gross profit for the six months ended June 30, 2012. Gross profit from gas sales was $1.2 million for the six months ended June 30, 2013, accounting for 14.2% of total gross profit, compared to $1.0 million accounting for 13.8% of total gross profit in the same period of 2012.

Gross margin during the three months ended June 30, 2013 was 34.7%, compared to 40.2% during the same period in 2012. This decrease is due to the increase of lower margin gas sales in the revenue mix, and the higher connection fees and gas sales costs.

Gross margin for connection fees for the three months ended June 30, 2013 was 65.6%, compared to 74.9% in the same period of 2012. The increase in the cost of connection fees contributed to the lower gross margin for connection fees.

Gross margin for sales of natural gas was 4.3% for the three months ended June 30, 2013, compared to 4.8% during the same period of 2012.  The increase of the cost of gas transportation and the increased natural gas purchasing price contributed to the lower gross margin for gas sales.

Gross margin during the six months ended June 30, 2013 was 30.7%, compared to 32.6% during the same period in 2012.

Gross margin for connection fees for the six months ended June 30, 2013 was 71.4%, compared to 73.1% in the same period of 2012. The increase in the cost of connection fees contributed to the lower gross margin for connection fees.

Gross margin for sales of natural gas was 6.9% for the six months ended June 30, 2013, compared to 7.3% during the same period of 2012.  The increase in the cost of gas transportation and the increased natural gas purchasing price contributed to the lower gross margin for gas sales.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended June 30, 2013 were $2.4 million and approximately 16.2% of net revenues, compared with $1.9 million, or 17.3% of net revenues, in the same period of 2012.

Selling, General and Administrative (“SG&A”) expenses in the six months ended June 30, 2013 were $5.3 million and approximately 18.6 % of net revenues, compared with $3.6 million, or 16.7% of net revenues, in the same period of 2012.

Operating Income

Operating income for the three months ended June 30, 2013 increased 10.9% to $2.74 million from $2.47 million for the same period of 2012. This increase was due to the higher sales revenue during the three months ended June 30, 2013.

Operating income for the six months ended June 30, 2013 was flat compared with the same period of 2012, $3.42 million in 2013 versus $3.43 million in 2012. The higher sales revenue was offset by the lower gross margin and the higher operating costs.

Other Expense

Other expense was $0.9 million for the three months ended June 30, 2013, compared with $0.8 million for the same period of 2012.

Other expense was $1.9 million for the six months ended June 30, 2013, compared with $1.6 million for the same period of 2012.

Income tax

Income tax was $0.4 million for the three months ended June 30, 2013, compared to $0.1 million for the same period of 2012.

Income tax was $0.8 million for the six months ended June 30, 2013, compared to $0.3 million for the same period of 2012.

Net Income

Net income for the three months ended June 30, 2013 was $1.4 million, compared with net income of $1.6 million for the same period of 2012. The decrease in the net income was due to the increase in SG&A cost, interest expenses, the increase in other expenses and the increase in income tax.

Net income for the six months ended June 30, 2013 was $0.8 million, compared with net income of $1.5 million for the same period of 2012. The decreased net income was due to the increase in SG&A cost, interest expenses, the increase in other expenses and the increase in income tax.

Liquidity and Capital Resources

Cash and cash equivalents as of June 30, 2013 decreased $2.9 million to $10.9 million compared to $13.8 million as of December 31, 2012.

Cash sourced in operating activities for the six months ended June 30, 2013 decreased $5.93 to $0.67 million compared to $6.6 million during the same period of 2012.

Cash used in investing activities for the six months ended June 30, 2013 increased $2.8 million to $10.5 million compared to $7.7 million during the same period of 2012.

Cash sourced in financing activities for the six months ended June 30, 2013 increased 0.4 million to $5.2 million compared to $4.8 million during the same period of 2012. This increase was mainly due to the decrease in bank loans and the increase in statutory reserves.

Accounts Receivable

Accounts receivable as of June 30, 2013 decreased $1 million to $11.0 compared to $12.0 million as of December 31, 2012.

Notes Receivable

Notes receivable as of June 30, 2013 were 0.6 million.

Inventory

Inventory of $2 million as of June 30, 2013 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2013 increased $1.2 million to $62.4 million compared to $61.2 million as of December 31, 2012. The table below is a breakdown of our fixed assets at cost:

	June 30,	December 31,
	2013	2012
At Cost	62,393,113	61,161,929
Gas Pipelines	$50,277,069	$50,028,098
Motor Vehicles	6,869,425	6,628,442
Machinery & Equipment	2,151,262	2,180,403
Buildings	2,519,121	1,862,560
Leasehold Improvements	176,343	88,071
Office Equipment	399,893	374,355
Less Accumulated depreciation	8,731,471	7,894,733
	$53,661,642	$53,267,196

Bank Loans

Short-term bank loans as of June 30, 2013 increased $5 million to $26.8 million compared to $21.8 million as of December 31, 2012. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of June 30, 2013 decreased $1.2 million to $10.4 million compared to December 31, 2012.

Accounts Payable

Accounts payable as of June 30, 2013 decreased $2 million to $15.2 million compared to December 31, 2012.

Other Payables

Other payables – current as of June 30, 2013 was $9.53 million compared to $9.58 million as of December 31, 2012.

Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II:            OTHER INFORMATION

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2013	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2013	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)