Form 10-Q
period 2013-09-30
Sino Gas International Holdings, Inc.
filed 2013-11-19
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

As of September 30, 2013, the Registrant had 57,608,833 shares of common stock outstanding.

Sino Gas International Holdings, Inc.

Table of Contents

		Page
Special Note Regarding Forward-Looking Statements

PART I	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)

	Notes to Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mining Safety Disclosure	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

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

2

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

3

PART I: FINANCIAL INFORMATION

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 36

To: The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2013 and December 31, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the nine months periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our review.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2012, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2013, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
November 19, 2013	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

ASSETS		9/30/2013	12/31/2012
Current Assets	Notes
Cash & cash equivalents	2(e)	$4,534,930	$13,836,027
Restricted cash		-	232,326
Notes receivable		325,129	65,254
Accounts receivable	2(f),3	11,592,971	11,951,962
Other receivables	4	6,429,813	3,228,774
Related party receivable	5	333,257	343,551
Inventory		2,352,255	719,342
Advance to suppliers	2(g)	7,194,855	5,364,552
Prepaid expenses and taxes		1,870,495	969,229
Total Current Assets		34,633,705	36,711,017

Non-Current Assets
Investment	2(h),6	23,597,237	23,213,107
Property, plant & equipment, net	2(j),7	55,528,569	53,267,196
Construction in progress	2(m)	52,764,430	43,384,156
Intangible assets, net	2(k),9	956,062	949,987
Goodwill	2(l),8	4,598,321	1,677,975
Deposit		703,148	562,790
Total Non-current Assets		138,147,767	123,055,211

Total Assets		$172,781,472	$159,766,228

LIABILITIES & STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	$32,903,079	$21,810,580
Accounts payable		16,818,409	17,073,587
Other payables - current portion	11(a)	5,274,630	9,578,447
Accrued liabilities		30,222	38,259
Convertible Bonds	12	-	8,020,825
Unearned revenue	2(n)	5,435,746	3,813,148
Related party payable		185,853	-
Total Current Liabilities		60,647,939	60,334,846

Non-current Liabilities
Long-term bank loans	10(b)	9,948,955	11,557,765
Total Non-current Liabilities		9,948,955	11,557,765

Total Liabilities		$70,596,894	$71,892,611

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY		9/30/2013	12/31/2012
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	13	$201	$201

Additional paid in capital - Preferred Stock B		233,655	233,655
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-
Common Stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833 and 31,802,382 issued and outstanding as of September 31, 2013 and December 31, 2012 respectively.	13	57,609	31,801

Additional paid in capital - Common Stock		46,649,350	38,069,322

Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	6,741,806	6,150,234
Retained earnings		32,487,358	30,024,006
Minority Interest		7,372,994	7,374,492
Accumulated other comprehensive income	2(x)	8,125,754	5,474,055
Total Stockholders’ Equity		102,184,578	87,873,617

Total Liabilities & Stockholders’ Equity		$172,781,472	$159,766,228

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three months and nine months ended September 30, 2013 and 2012

(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Sales revenue	2(q)	13,878,779	11,427,105	42,171,537	33,000,374
Cost of revenue		8,260,261	5,728,802	27,861,037	20,268,632
Gross Profit		5,618,518	5,698,303	14,310,500	12,731,742

Operating Expense
Selling expense		1,340,699	874,965	3,739,652	2,390,600
General and administrative expense		1,260,485	1,421,384	4,131,962	3,505,514
Total operating expense		2,601,184	2,296,349	7,871,614	5,896,114

Operating Income		3,017,334	3,401,954	6,438,886	6,835,628

Other Income/(Expense)
Investment income		198,121	-	196,009	-
Other income		154,703	33,795	186,144	68,493
Other expense		14,425	(100,868)	(109,442)	(227,962)
Interest income		41,913	38,275	142,075	194,240
Interest expense		(933,705)	(666,589)	(2,802,258)	(2,292,354)
Total other income/(expense)		(524,543)	(695,387)	(2,387,472)	(2,257,583)

Income before tax		2,492,791	2,706,567	4,051,414	4,578,045

Income tax	2(r),12	(495,011)	(838,612)	(1,273,694)	(1,168,051)

Gain/(Loss) from discontinued operations, net of tax		-	-	-	-

Net income		1,997,780	$1,867,955	2,777,720	$3,409,994

Net income (loss) attributable to:
Common stockholders		$1,997,780	$1,867,983	$2,777,720	$3,410,951
Non-controlling interest			$(28)	(1,498)	$(957)

Earnings per share	2(z),13
Basic		$0.061	$0.06	$0.085	$0.11
Diluted		$0.061	$0.06	$0.085	$0.11

Weighted Average Shares Outstanding
Basic		32,650,813	31,793,698	32,650,813	31,793,698
Diluted		32,650,813	31,793,698	32,650,813	31,793,698

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(8,684)	(9)	(10,095)	-	-	-	8,684	9	68,435
Expiration of Convertible Bond	-		-	-	-	-	-	-	2,584,912
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	(886,900)
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bond to Common Stock	-	-	-	-	-	-	25,806,451	25,808	8,580,028
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at September 30, 2013	200,997	201	233,655	-	-	-	57,608,833	57,609	46,649,350

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Minority Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617

Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	2,777,720	-	-	2,777,720
Conversion of Convertible Bond to Common Stock	-	-	-	-	-	-	-	-	-	8,605,836
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	1,498	(1,498)	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	275,706	-	-	-	275,706
Appropriation of Retained Earnings	-	-	-	-	-	315,866	(315,866)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,651,699	2,651,699
Balance at September 30, 2013	-	-	-	-	515,851	6,741,805	32,487,358	7,372,994	8,125,754	102,184,578

See Accompanying Notes to Financial Statements and Accountant’s Report

F-5

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Comprehensive Income	9/30/2013	12/31/2012	Total
Net Income	$2,777,720	$6,383,440	$9,161,160
Other Comprehensive Income
Foreign Currency Translation Adjustment	2,651,699	(2,748,884)	(97,185)
Total	$5,429,419	$3,634,556	$9,063,975

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2013 and 2012

(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
Cash Flows from Operating Activities	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Net Income	1,997,780	$1,867,955	2,777,720	$3,409,994
Bad debt provision	6,135	27,667	(3,626)	24,147
Depreciation expense	392,487	487,794	1,229,226	1,243,876
Amortization expense of intangible assets	18,718	4,283	48,512	21,764
Amortization expense of convertible bonds	200,155	215,611	585,009	617,279
Withdraw/(deposit) in restricted time deposits	-	207,927	232,326	(230,749)
Decrease/(increase) in accounts and other receivables	(846,464)	(3,092,746)	(3,098,298)	(364,579)
Decrease/(increase) in inventory	(341,566)	(543,283)	(1,632,913)	(1,409,447)
Decrease/(increase) in prepaid expenses	(3,499,898)	886,563	(2,731,569)	(435,090)
Decrease/(Increase) in related party receivable	54,238	965	10,293	(2,056)
Increase/(decrease) in accounts and other payables	(3,993,927)	(914,575)	(2,758,579)	6,145,427
Cash Sourced/(Used) in Operating Activities of Continued Operation	(6,012,342)	(851,839)	(5,341,899)	9,020,566
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Operating Activities	(6,012,342)	(851,839)	(5,341,899)	9,020,566

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	(97,574)	31,736	(140,356)	(2,273,914)
Increase of investment in equity	(85,872)	22,759	(384,131)	(57,414)
Purchase of property, plant & equipment	(2,259,415)	(696,243)	(3,490,599)	(4,824,370)
Increase of goodwill	-	-	(2,920,345)	-
(Purchase)of/Proceeds from intangible assets	(54,587)	(54,587)
Increase in construction in progress	(3,344,421)	(3,673,880)	(9,380,274)	(8,082,352)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(5,841,869)	(4,315,628)	(16,370,291)	(15,238,050)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Investing Activities	(5,841,869)	(4,315,628)	(16,370,291)	(15,238,050)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	5,587,563	2,389,100	9,483,689	7,204,542
Increase of statutory reserve	(954,799)	-	275,706	-
Increase of notes payable	(113,119)	-	-	-
Cash Sourced/(Used) in Financing Activities	4,518,645	2,389,100	9,759,395	7,204,542

Net increase in cash & cash equivalents for the periods	(7,334,566)	(2,778,367)	(11,952,795)	987,058
Effect of currency translation	957,667	(591,678)	2,651,699	(828,466)
Cash & cash equivalents at the beginning of periods	10,912,830	6,403,183	13,836,027	2,874,546
Cash & cash equivalents at the end of periods	4,534,931	$3,033,138	4,534,931	$3,033,138

Supplementary cash flows information
Interest received	41,913	$38,275	142,075	$194,240
Interest paid	493,324	667,907	2,219,411	2,030,510
Income tax paid	436,252	348,990	1,218,104	1,765,901

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

As of September 30, 2013 and December 31, 2012

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2013:

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

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 3,000,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 3,000,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 3,000,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 300,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 75,439,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90	RMB 10,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000

Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB 1,000,000

Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB 1,000,000

Baishan Liquefied Gas Co., Ltd.	PRC	8/31/2012	100	100	RMB 2,000,000

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, accounting software licenses, and franchise and land use rights. The Company makes its determinations based on various factors that impact those assets.

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

Construction in progress represents the cost of constructing pipelines and is stated at cost. Costs are comprised of direct and indirect incremental costs of acquisition or construction. Completed items are transferred from construction in progress to the gas pipelines of fixed assets when they are ready for their intended use. The major cost of construction relates to construction materials, direct labor wages, and other overhead. Construction of pipeline, through which to distribute natural gas, is one of the Group’s principal businesses. The Group builds city main pipeline networks and branch pipeline networks to make gas connections to residential users, industrial and commercial users, with the objective of generating revenue on gas connections and gas usage fees collected from these customers. These projects, once completed, will significantly increase the gas supply capacity.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

At September 30,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,534,930	$-	$-	$4,534,930
Notes receivable	325,129	-	-	325,129
Total financial assets	$4,860,059	$-	$-	$4,860,059

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31, 2012:	Quoted in Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$13,836,027	$-	$-	$13,836,027
Restricted cash	65,254	-	-	65,254
Total financial assets	$13,901,281	$-	$-	$13,901,281

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(p)	Foreign Currency Translation

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

	9/30/2013	12/31/2012
Years end RMB : US$ exchange rate	6.1514	6.3161
Average yearly RMB : US$ exchange rate	6.2215	6.3198

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

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

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

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:

•	All of the operating companies are located in the PRC; GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands; and Tongyuan International Holdings Limited is located in Hong Kong. All of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong, and the British Virgin Islands in which the related entities are domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they are domiciled are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd	BVI	0.00%
iv. Tongyuan International Holdings Limited	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for nine months ended September 30, 2013.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

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

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment”. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections: a. Technical corrections and improvements and b. Conforming amendments related to fair value measurements.

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

As of September 30, 2013 and December 31, 2012

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

As of September 30, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has identified no subsequent events that would require disclosure to the consolidated financial statements.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at September 30, 2013 and December 31, 2012 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	9/30/2013	12/31/2012
Accounts receivable	$11,710,072	$12,072,689
Less: Allowance for bad debt	(117,101)	(120,727)
Accounts receivable, net	$11,592,971	$11,951,962

Allowance for Bad Debt
	9/30/2013	12/31/2012
Beginning balance	$(120,727)	$(104,323)
Allowance provided	-	(16,404)
Charge against allowance	3,626	-
Reversals	-	-
Ending balance	$(117,101)	$(120,727)

Accounts Receivable Aging Analysis
	9/30/2013	12/31/2012
<30 Days	$5,813,898	$4,264,620
30-60 Days	131,352	1,122,384
60-90 Days	1,114,469	2,253,942
90-180 Days	1,770,459	480,993
180-360 Days	1,813,652	95,569
>360 Days	1,066,242	3,855,181
Total	$11,710,072	$12,072,689

The increase in accounts receivable aged 180-360 days primarily reflects sales recorded during the current year. The decrease in accounts receivable aged over 360 days reflects receipt of payments of amounts that had been due.

Our top ten customers accounted for 39.34% of the total accounts receivable as of September 30, 2013:

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Beijing Langfa Oil and Gas Technology Co., Ltd.	$321,271	2.74%
Beijing Tongzhou Ayou Liquefied Gas Station	395,361	3.38%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	373,844	3.20%
Hebei Dihua Real Estate Co., Ltd.	518,451	4.43%
Hebei Natural Gas Co., Ltd.	616,881	5.28%
Hebei Zhonggang Steel Co., Ltd.	594,588	5.09%
Jiangsu Zhonghuang Real Estate Co., Ltd.	505,657	4.32%
Lianyun Port Zhaolong Home Development Co., Ltd.	515,883	4.41%
Shanghai Datun Energy Co., Ltd. (Jiangsu Branch)	338,663	2.90%
Zaoqiang Taihe Real Estate Co., Ltd.	419,417	3.59%
	$4,600,016	39.34%

4.	OTHER RECEIVABLES

	9/30/2013	12/31/2012
Employee travel advance	$1,190,692	$323,463
Advance for consultant service	550,866	786,404
Short term security deposit for construction pipeline	247,358	186,090
Others	4,440,897	1,932,817
	$6,429,813	$3,228,774

5.	RELATED PARTY RECEIVABLE

A related party receivable of $333,257 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $333,257 (RMB 2,396,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		9/30/2013	12/31/2012
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$10,212,856	$9,938,953
(2)	Qujing City Fuel Gas Co., Ltd.	9,157,282	9,157,282
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,194,586	4,085,207
(4)	China Construction Bank	32,513	31,665
	Total	$23,597,237	$23,213,107

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $2,189,038 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $10,212,856 investment as of September 30, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million. In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,157,282 investment as of September 30, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$2,189,038	$7,766,760
Prior years investment income	4,494,221	232,393
2011 investment income	858,264	512,387
2012 investment income	2,671,3323	645,742
	$10,212,856	$9,157,282

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of September 30, 2013, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,194,586 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $32,513 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of September 30, 2013 and December 31, 2012:

9/30/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$52,602,053	$4,697,718	$47,904,335
Motor Vehicles	7,306,639	3,207,476	4,099,163
Machinery & Equipment	2,165,572	529,671	1,635,901
Buildings	2,105,503	448,982	1,656,521
Leasehold Improvements	88,581	53,680	34,901
Office Equipment	384,179	186,431	197,748
Total	$64,652,527	$9,123,958	$55,528,569

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

12/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,028,098	$3,961,187	$47,904,335
Motor Vehicles	6,628,442	2,835,134	3,793,308
Machinery & Equipment	2,180,403	484,195	1,696,208
Buildings	1,862,560	378,184	1,484,376
Leasehold Improvements	88,071	68,158	19,913
Office Equipment	374,355	167,875	206,480
Total	$61,161,929	$7,894,733	$53,267,196

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the nine months ended September 30, 2013 and 2012 were $1,229,226 and $1,243,876, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co., Ltd. (“Baishan Gas”). Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of September 30, 2013 and December 31, 2012.

	9/30/2013	12/31/2012
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan Gas	2,920,346	-
	$4,598,321	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012:

9/30/2013	At Cost	Accumulated Amortization	Net
Land Use rights	$1,107,117	$153,414	$953,703
Franchises	406,412	406,412	-
Accounting Software	51,152	48,793	2,359
	$1,564,680	$608,618	$956,062

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,009,020	$108,115	$900,905
Franchises	395,813	395,813	-
Accounting Software	105,260	56,178	49,082
	$1,510,093	$560,106	$949,987

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the Company is permitted to sell, transfer, or mortgage its land use rights.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the nine months ended September 30, 2013 and 2012 were $48,512 and $7,536, respectively.

10.	LOANS

(a)                SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	9/30/2013	12/31/2012
China Minsheng Banking Corp., Ltd. - Pinganli Branch	1	02/28/2013	9.512%	$-	$1,108,279
China Merchants Bank - Beijing Shouti Branch	5	06/14/2013	7.888%	-	1,583,255
Bank of China - Baishan Branch	4	06/19/2014	6.650%	1,950,775	1,424,930
Bank of China - Shijiazhuang Branch	3	06/06/2014	7.200%	1,625,646	1,583,255
Nanjing Bank	6	01/17/2013	7.500%	-	357,627
Nanjing Bank	6	01/17/2013	8.800%	-	799,386
Wuhe Yongtai Bank		06/20/2014	9.900%	812,823	759,963
Bank of Beijing – Zhongguancun Haidian Park Branch		08/29/2014	7.200%	812,823	791,628
Baishan Dinghe Small Loan Co., Ltd.		On Demand	43.200%	-	316,651
Nanjing Bank	6	10/24/2013	7.500%	1,487,466	1,448,679
Dalian Bank - Beijing Branch	2	12/31/2013	8.100%	4,876,939	1,345,767
China Development Bank - Beijing Branch	7	12/26/2013	6.900%	8,128,231	7,916,277
Pudong Development Bank - Shijiazhuang Branch		10/30/2013	7.800%	2,438,469	2,374,883
Pudong Development Bank - Shijiazhuang Branch		1/7/2014	7.800%	812,823	-
Nanjing Bank	6	2/21/2014	7.500%	1,763,826	-
Industrial and Commercial Bank of China – Zhongguancun Branch		6/25/2014	5.000%	975,388	-
China Merchants Bank		6/26/2014	8.100%	1,625,646	-
Bank of China - Baishan Branch		08/30/2014	6.450%	325,129	-
Baishan Huida Investment Management Co, Ltd.		09/05/2014	6.250%	390,156	-
Peixuan Rural Credit Cooperation		07/18/2014	11.674%	4,876,939	-
Total				$32,903,079	$21,810,580

Note:

(1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

(2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854).

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

(3)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

(4)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

(5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

(6)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd. and CEO Mr. Liu Yuchuan.

(7)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

(b)	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2013	12/31/2012
Bank of China - Baishan Branch	06/24/2015	6.650%	$1,950,776	$2,849,860
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,283,805	3,958,139
Bank of China - Baishan Branch	08/30/2016	6.450%	2,275,905	-
Pudong Development Bank - Shijiazhuang Branch	07/25/2018	6.850%	2,438,469	-
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	-	4,749,766
Total			$9,948,955	$11,557,765

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at September 30, 2013 and December 31, 2012:

Ref.		9/30/2013	12/31/2012
(1)	Amount due to Employees	$1,357,532	$3,241,752
(2)	Tax Payable	926,095	1,256,502
(3)	Payables to Subcontractors	276,435	3,614,959
(4)	Others	2,714,568	1,465,234
	Total	$5,274,630	$9,578,447

(1)	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

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

On September 15, 2013, Lead Fame completed its acquisition of the 8% the Bond in the aggregate principal amount of $8,000,000 convertible into shares of the Company’s common stock, that was originally issued to Goldfield International Investments Ltd. (“Goldfield“). On September 18, 2013, Lead Fame converted the full amount of the Bond at the conversion price of $0.31 resulting in the issuance of 25,806,451 shares of common stock to Lead Fame.

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

The convertible bonds payable, net consisted of the followings:

		9/30/2013	12/31/2012
Ref.		8M Bonds	8M Bonds
(1)	Convertible Bonds Payable – principal	$-	$8,000,000
(2)	Less: Interest Discount - Warrants	-	-
(3)	Less: Interest Discount - Beneficial Conversion Feature	-	(258,065)
(4)	Less: Bond Discount - Issuance Cost	-	-
(5)	Accretion of Interest Discount - Warrants	-	-
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	-	258,065
(7)	Accretion of Bond Discount - Issuance Cost	-	-
(8)	Accretion of Interest Discount - Redemption	-	20,825
	Convertible Bonds Payable, net	$-	$8,020,825

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

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

Included in interest expense of $2,802,258, was $480,000 convertible bonds coupon expense and $542,334 non-cash flow amortization expense of convertible bonds, and $1,779,924 of bank loan interest expense.

13.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 57,608,833 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized of which no shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized of which 200,997 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized of which no share are issued and outstanding.

The following table depicts the Company’s outstanding securities as of September 30, 2013:

	Authorized Shares	Shares issued and outstanding
Common Stock	250,000,000	57,608,833
Convertible Preferred Stock A	20,000,000	-
Convertible Preferred Stock B	5,000,000	200,997
Convertible Preferred Stock B-1	3,000,000	-

There were 95,418 shares preferred stock B-1 and 4,380,413 shares preferred stock B converted into common stock in 2011. There was 8,684 shares preferred stock B converted into common stock in 2012.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the nine months ended September 30, 2013 and 2012:

Description	September 30, 2013	September 30, 2012
Income (loss) before taxes:
US	$(1,317,744)	(1,116,402)
BVI	(1,129,454)	(509,801)
PRC	6,498,612	6,204,248
Total income before taxes	$4,051,414	$4,578,045

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	(1,273,694)	1,168,051
	(1,273,694)	1,168,051
Deferred:
US	-	-
BVI	-	-
PRCs	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	(1,273,694)	1,168,051

Effective tax rate	31.44%	25.51%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 are shown in the following table:

	September 30, 2013	September 30, 2012
U.S. federal statutory income tax rate	34.00%	34.00
Lower rates in PRC, net	(9.00%)	(9.00%)
Tax holiday	6.44%	0.51%
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	31.44%	25.51%

15.	SEGMENT INFORMATION

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Financial Position Segment Report
As of September 30, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,785,682	$12,421,010	$427,013	$34,633,705
Non-Current Assets	48,375,086	84,846,900	4,925,781	138,147,767
Total Assets	70,160,768	97,267,910	5,352,794	172,781,472

Liabilities
Current Liabilities	16,299,344	44,348,595	-	60,647,939
Non-current Liabilities	2,673,816	7,275,139	-	9,948,955
Total Liabilities	18,973,160	51,623,734	-	70,596,894

Net Assets	51,187,608	45,644,176	5,352,794	102,184,578

Liabilities & Equities	$70,160,768	$97,267,910	$5,352,794	$172,781,472

Operation Result Segment Report
For the nine months ended September 30, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$36,831,797	$20,999,486	$(15,659,746)	$42,171,537
Cost of Revenue	(32,985,800)	(10,534,983)	15,659,746	(27,861,037)
Gross Profit	3,845,997	10,464,503	-	14,310,500

Operating Expense	(1,730,742)	(4,709,146)	(1,431,726)	(7,871,614)
Operating Income/(Loss)	2,115,255	5,755,357	(1,431,726)	6,438,886

Other Income/(Loss)	(641,641)	(926,368)	(819,463)	(2,387,472)
Earnings before tax	1,473,614	4,828,989	(2,251,189)	4,051,414

Income tax	(297,803)	(975,891)	-	(1,273,694)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$1,175,811	$3,853,098	$(2,251,189)	$2,777,720

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

Financial Position Segment Report
As of December 31, 2012

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,479,047	$12,910,983	$2,320,987	$36,711,017
Non-Current Assets	43,458,777	72,299,153	7,297,281	123,055,212
Total Assets	64,937,824	85,210,136	9,618,268	159,766,229

Liabilities
Current Liabilities	8,089,999	52,244,847	-	60,334,845
Non-current Liabilities	1,549,723	10,008,042	-	11,557,765
Total Liabilities	9,639,722	62,252,889	-	71,892,611

Net Assets	55,298,102	22,957,247	9,618,268	87,873,617

Liabilities & Equities	$64,937,824	$85,210,136	$9,618,268	$159,766,228

Operation Result Segment Report
For the nine months ended September 30, 2012

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$30,273,792	$18,091,039	(15,364,457)	33,000,374
Cost of Revenue	(38,506,689)	(7,126,400)	15,364,457	(20,268,632)
Gross Profit	1,767,103	10,964,639	-	12,731,742

Operating Expense	(728,637)	(4,521,094)	(646,383)	(5,896,114)
Operating Income/(Loss)	1,038,466	6,443,545	(646,383)	6,835,628

Other Income/(Loss)	(313,341)	(954,421)	(979,820)	(2,257,583)
Earnings before tax	725,125	5,479,124	(1,626,204)	4,578,045

Income tax	(136,517)	(1,031,534)	-	(1,168,051)
Gain/(loss) from discontinued operation, net of tax	-	-	-
				-
Net Income	$588,608	$4,447,590	(1,626,204)	3,409,994

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Nine months Ended
	Ref	9/30/2013	9/30/2012
Basic Earnings Per Share Numerator:
Net Income		$2,777,720	3,409,994
Income from continued operations		2,777,720	-
Income/(loss) from discontinued operations		-	-
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		(1,498)	957
Net income available to Common Stockholders		$2,779,218	$3,410,951
Income from continued operations available to Common Stockholders		$2,779,218	$3,410,951
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		1,022,334	979,857
Net income available to Common Stockholders		3,801,552	4,390,808
Income from continued operations available to Common Stockholders		3,801,552	4,390,808
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		31,802,382	31,793,698
Addition to Common Stock		848,431	-
Basic Weighted Average Shares Outstanding		32,650,813	31,793,698

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-
Addition to Common Stock from Conversion of Convertible Bonds		-	9,262,889
Addition to Common Stock from Exercise of Warrants	(3)	-
Diluted Weighted Average Shares Outstanding		32,650,813	41,056,587

Earnings Per Share
Basic: - Net income		$0.085	$0.11
- Income from continued operation		0.085	$0.11
- Income from discontinued operation		0,00	0.00
Diluted: - Net income		$0.085	$0.11
- Income from continued operation		0.085	$0.11
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		32,650,813	31,793,698
- Diluted		32,650,813	41,056,587

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

(1)	The applications of conversion of preferred stock B into common stock were anti-dilutive for the nine months ended September 30, 2013 and 2012.

(2)	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the nine months ended September 30, 2013 and 2012.

(3)	The exercises of warrants to common stock were anti-dilutive for the nine months ended September 30, 2013 and 2012.

(4)	The applications of conversion of convertible bonds into common stock were anti-dilutive for the nine months ended September 30, 2013 and 2012.

17.	DISCONTINUED OPERATION

The Company through its indirectly wholly owned subsidiary Beijing Gas executed share transfer agreements and other related agreements (the “Agreements”) with Hebei Natural Gas Co., Ltd. (“Hebei Gas”) to sell assets and ownership of three of its subsidiaries, a) Xinji Zhongchen Gas Co., Ltd., (“Xinji Gas”) b) Jinzhou Weiye Gas Co., Ltd. (“Jinzhou Gas”) and c) Shenzhou Weiye Gas Co., Ltd. (“Shenzhou Gas”) for total consideration of RMB 44.8 million (approximately USD $7.04 million). Upon the completion of registered capital transfer filed with local government’s industrial and commercial administration, the disposition took effect on June 8, 2011. In December, 2012, the Company also shut down Sishui Weiye Gas Col, Ltd. (“Sishui Gas”), which has had no operating activities since 2007. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A total gain of $654,053 was recorded in the Company’s statement of income for the year ended December 31, 2012.

(a)	The following tabulation presents the calculation of gain from the disposal of the three subsidiaries:

	Valuation of	Buyer’s
	Disposition	Acquisition Price	Gain/(Loss)
Jinzhou Gas	$3,217,742	$3,043,930	$(173,812)
Shenzhou Gas	1,357,326	1,312,914	(44,412)
Xinji Gas	1,334,980	2,681,980	1,347,000
Sishui Gas	474,723	-	(474,723)
	$6,384,771	$7,038,824	$654,053

(b)	The following tabulation summarizes the operational results of the four disposal subsidiaries for the period ended June 8, 2011 and December 31, 2012, which was also accounted as income from discontinued operations net of tax in the statement of income.

	Condensed Income Statements
	Jinzhou Gas	Shenzhou Gas	Xinji Gas	Sishui Gas	Total
Revenue	$359,787	$277,453	$9,569	$-	$646,809
Cost of revenue	217,313	224,412	8,224	-	449,949
Gross profit	142,473	53,041	1,346	-	196,860

Operating expenses	18,246	16,009	35,138	-	69,393
Operating income	124,227	37,032	(33,792)	-	127,467
Other income/(expenses)	(241)	(226)	(3,218)	-	(3,685)
Earnings before tax	123,986	36,806	(37,010)	-	123,782
					-
Income tax	(6,197)	(11,167)	(114)	-	(17,477)

Net income	$117,789	$25,640	$(37,124)	$-	$106,305

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

Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. Since 2011 the overall housing market has remained slow and such trend has carried into 2013. However, in the Tier II and Tier III cities where we operate, housing development has remained solid. That said, our expansion in 2014 may be impacted if the current tight control policies continue to spread from major cities to mid and small sized cities. We have continued to capture special development opportunities in certain hot spots, such as the Baishan ski resorts and the Qujing Natural Gas Reserve.

Even with the up and down nature of the Chinese real estate market over the past several years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

There are three pillars in the Chinese economy: (i) domestic consumption (both private and public), (ii) net exports, and (iii) domestic investment. China’s GDP grew 7.8% during the third quarter of 2013 and grew 7.7% overall in the first nine months of 2013 as compared to the same periods of 2012. Although the growth of nationwide GDP has slowed, especially in the large eastern cities, in the less developed regions of China, GDP growth remains strong. The Company has a presence in four such regions. In Jiangsu province GDP grew 10.1%, in Hebei province GDP grew 8.5%, in Yunnan province GDP grew 12.1%, and in Jilin province GDP grew 8.8% in the first nine months of 2013.

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

CONSOLIDATED OPERATING RESULTS

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

	For the three months ended September 30,
(in US$ millions)	2013 US$	2012 US$	Change %
Net Revenues	13.9	11.4	21.5%
Gross Profit	5.6	5.7	-1.4%
Operating Income	3.0	3.4	-11.3%
Net Income	2.0	1.9	7.0%
Gross Margin	40.6%	49.9%	-9.4%
Net Margin	14.4%	16.3%	-1.9%

During the three months ended September 30, 2013, net revenues increased 21.5% to $13.9 million as compared to the same period of 2012. Gross profit for the three months ended September 30, 2013 decreased -1.4% to $5.6 million from the same period of 2012. Our operating income for the three months ended September 30, 2013 decreased 11.3% to $3.0 million from the same period of 2012. Net income for the three months ended September 30, 2013 was $2.0 million, compared to a net income of $1.9 million during the same period of 2012.

	For the nine months ended September 30,
(in US$ millions)	2013 US$	2012 US$	Change %
Net Revenues	42.2	33.0	27.8%
Gross Profit	14.3	12.7	12.4%
Operating Income	6.4	6.8	-5.8%
Net Income	2.8	3.4	-18.5%
Gross Margin	33.9%	38.6%	-4.7%
Net Margin	6.6%	10.3%	-6.5%

During the nine months ended September 30, 2013, net revenues increased 27.8% to $42.2 million as compared to the same period of 2012. Gross profit for the nine months ended September 30, 2013 increased 12.4% to $14.3 million from the same period of 2012. Our operating income for the nine months ended September 30, 2013 was $6.4 million a decrease of 5.8% from the same period of 2012. Net income for the nine months ended September 30, 2013 was $2.8 million, compared to a net income of $3.4 million during the same period of 2012.

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	13.9	100%	11.4	100%	21.5%
Connection Fees	5.34	38.47%	6.98	61.07%	-23.50%
Gas Sales	7.60	54.78%	4.45	38.93%	70.92%
Other Sales	0.94	6.76%			6.76

Total net revenues for the three months ended September 30, 2013 increased 21.5% to $13.9 million from the same period in 2012. The increase was due to significant increases in gas sales. Our Beijing Chenguang Gas subsidiary acquired a number of large commercial customers at the end of the 2012 and the gas consumption continued to increase in the three months ended September 30, 2013. During the three months ended September 30, 2013, we connected 16,086 new residential households to our gas distribution network, resulting in total connection fees of $5.34 million. In comparison, we connected 14,173 new residential households to our gas distribution network in the same period of 2012, resulting in total connection fees of $6.98 million. Gas sales during the three months ended September 30, 2013 were $7.6 million. Gas sales during the same period in 2012 were $4.4 million.

	For the nine months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	42.2	100%	33.0	100%	27.8%
Connection Fees	15.7	37.2%	15.3	46.3%	2.8%
Gas Sales	25.5	60.4%	17.7	53.7%	43.7%
Other Sales	1.0	2.4%			2.4%

Total net revenues for the nine months ended September 30, 2013 increased 27.8% to $42.2 million from the same period in 2012. The increase was mainly due to the increases in the gas sales. The new customers of our Beijing Chenguang Gas subsidiary contributed to the significant growth of gas sales in the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we connected 41,326 new residential households to our gas distribution network, resulting in total connection fees of $15.7 million. In comparison, we connected 34,163 new residential households to our gas distribution network for the same period of 2012, resulting in total connection fees of $15.3 million. Gas sales during the nine months ended September 30, 2013 were $25.5 million. Gas sales during the same period in 2012 were $17.7 million.

Connection Fees

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Connection Fees	5.3	100%	7.0	100%	-23.5%
Residential Users	4.68	87.6%	5.6	79.5%	-15.8%
Industrial and Commercial Users	0.66	12.4%	1.4	20.5%	-53.6%

Connection fees during the three months ended September 30, 2013 decreased 23.5% to $5.3 million from $7.0 million during the same period of 2012 and accounted for 38.5% of the total net revenue in the three months ended September 30, 2013 as compared to approximately 61.1% of the total net revenue for the same period in 2012. The connection fees were mainly from the development of new residential users.

	For the nine months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Connection Fees	15.7	100%	15.3	100%	2.8%
Residential Users	14.7	93.8%	12.8	84.1%	14.7%
Industrial and Commercial Users	1.0	6.2%	2.4	15.9%	-60%

Connection fees during the nine months ended September 30, 2013 increased 2.8% to $15.7 million from $15.3 million during the same period of 2012 and accounted for 37.3% of the total net revenue for the nine months ended September 30, 2013 as compared to approximately 46.3% of the total net revenue for the same period in 2012. Connection fees were mainly from the development of new residential users.

Gas Sales

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	7.6	100%	4.4	100%	70.9%
Residential Users	2.7	35.5%	0.4	10.1%	501%
Industrial and Commercial Users	4.9	64.5%	4.0	89.9%	22.6%

Gas sales during the three months ended September 30, 2013 increased 70.9% to $7.6 million from the same period of 2012 and accounted for 54.8% of total net revenue for the three months ended September 30, 2013. Gas sales to industrial and commercial users during the three months ended September 30, 2013 increased 32.5% to $4.9 million from $4.0 million in the same period of 2012.

The gas sales to residential users increased 501% to $2.7 million from $0.4 million in the same period of 2012, and accounted for 35.5% of total gas sales during the three months ended September 30, 2013 as compared to 10.1% during the same period of 2012. For the three months ended September 30, 2013, our industrial and commercial customers accounted for 64.5% of our total gas sales as compared to 89.9% of the total gas sales in the same period of 2012. Apart from the increase in total residential users we serve, the significant increase in gas sales to residential users in the total gas sales mix is correlated to a widely expected gas price increase, which resulted in residential users speculatively pre-purchasing large amounts of gas. At the same time, we also continued the business strategy of focusing on the growth of our industrial and business client base. As a result, we observed a large gas sale increase of 32.5% from new commercial and industrial customers.

	For the nine months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	25.5	100%	17.7	100%	43.7%
Residential Users	10.8	42.3%	8.4	47.6%	27.7%
Industrial and Commercial Users	14.7	57.7%	9.3	52.4%	58.1%

Gas sales during the nine months ended September 30, 2013 increased 43.7% to $25.5 million from the same period of 2012 and accounted for 60.4% of total net revenue for the nine months ended September 30, 2013. Gas sales to residential users for the nine months ended September 30, 2013 increased 27.7% to $10.8 million from $8.4 million in the same period of 2012. Gas sales to industrial and commercial users during the nine months ended September 30, 2013 increased 58.1% to $14.7 million from $9.3 million in the same period of 2012. The increases were the result of increased users and increased consumption, especially the rapid growth in consumption of new industrial and commercial users.

Gas sales to residential users accounted for 42.3% of total gas sales during the nine months ended September 30, 2013 as compared to 47.6% during the same period of 2012. For the nine months ended September 30, 2013, our industrial and commercial customers accounted for 57.7% of our total gas sales as compared to 52.4% of the total gas sales in the same period of 2012.

Cost of Revenues

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Cost of Revenues	8.3	100%	5.7	100%	44.2%
Connection Fee Cost	1.7	20.3%	1.4	25.2%	16.0%
Gas Cost	6.6	79.7%	4.3	74.8%	53.7%

Cost of revenues for the three months ended September 30, 2013, which includes cost of connections and cost of gas sales, increased 44.2% to $8.3 million from $5.7 million in the same period of 2012.

	For the nine months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Cost of Revenues	27.9	100%	20.3	100%	37.5%
Connection Fee Cost	4.65	16.7%	3.7	18.1%	26.4%
Gas Cost	23.21	83.3%	16.6	81.9%	39.9%

Cost of revenues for the nine months ended September 30, 2013, which includes cost of connections and cost of gas sales, increased 37.5% to $27.9 million from $20.3 million in the same period of 2012.

Cost of Connection Fees

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

The cost of connection fees during the three months ended September 30, 2013 increased 16.0% to $1.7 million from $1.4 million for the same period in 2012.

The cost of connection fees during the nine months ended September 30, 2013 increased 26.4% to $4.65 million from $3.7 million for the same period in 2012. We feel viewing the cost structure for the entire 2013 as a whole provides a more accurate representation of our business model. The increase in the cost of connection fees resulted from increased connections and higher average costs per connection.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

The cost of gas sales during the three months ended September 30, 2013 increased 53.7% to $6.6 million from the same period in 2012. The increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during the period.

The cost of gas sales during the nine months ended September 30, 2013 increased 39.9% to $23.2 million from the same period in 2012. The increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales and also the higher transportation costs during the period.

Gross Profit

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gross Profit	5.6	100%	5.7	100%	-1.4%
Connection Fees	3.7	65.2%	5.5	97.1%	-33.8%
Gas Sales	1.0	18.1%	0.2	2.9%	519%
Others	0.9	16.7%		%	%

During the three months ended September 30, 2013, gross profit decreased 1.4% to $5.6 million from the same period of 2012. Gross profit from connection fees was $3.7 million for the three months ended September 30, 2013, accounting for 65.2% of total gross profit. In comparison, gross profit from connection fees was $5.5 million for the three months ended September 30, 2012, accounting for 97.1% of total gross profit for the three months ended September 30, 2012. Gross profit from gas sales was $1.0 million for the three months ended September 30, 2013, accounting for 18.1% of total gross profit, compared to $0.2 million, accounting for 2.9% of total gross profit, in the same period of 2012.

During the nine months ended September 30, 2013, gross profit increased 12.4% to $14.3 million from the same period of 2012. Gross profit from connection fees was $11.1 million for the nine months ended September 30, 2013, accounting for 77.3% of total gross profit. In comparison, gross profit from connection fees was $11.6 million for the nine months ended September 30, 2012, accounting for 91.1% of total gross profit for the nine months ended September 30, 2012. Gross profit from gas sales was $2.2 million for the nine months ended September 30, 2013, accounting for 15.7% of total gross profit, compared to $1.1 million accounting for 8.9% of total gross profit in the same period of 2012.

Gross margin during the three months ended September 30, 2013 was 40.5%, compared to 49.9% during the same period in 2012. This decrease was primarily due to the lower gross margin for connection fees and the increase of the lower margin gas sales in the revenue mix.

Gross margin for connection fees for the three months ended September 30, 2013 was 68.6%, compared to 79.3% in the same period of 2012. The increase in the cost of connection fees contributed to the lower gross profits from connection fees and the lower gross margin for connection fees.

Gross margin for sales of natural gas was 13.4% for the three months ended September 30, 2013, compared to 3.7% during the same period of 2012. The increase in gas sales lowered the average gas cost per cubic meter and contributed to the higher gross margin for gas sales.

Gross margin during the nine months ended September 30, 2013 was 33.9%, compared to 38.6% during the same period in 2012.

Gross margin for connection fees for the nine months ended September 30, 2013 was 70.4%, compared to 75.9% in the same period of 2012. The increase in the cost of connection fees contributed to the lower gross profits from connection fees and the lower gross margin for connection fees.

Gross margin for sales of natural gas was 8.8% for the nine months ended September 30, 2013, compared to 6.4% during the same period of 2012. The increase in gas sales lowered the average gas cost per cubic meter and contributed to the higher gross margin for gas sales.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended September 30, 2013 were $2.6 million and approximately 18.7% of net revenues, compared with $2.3 million, or 20.1% of net revenues, in the same period of 2012.

Selling, General and Administrative (“SG&A”) expenses in the nine months ended September 30, 2013 were $7.9 million and approximately 18.7% of net revenues, compared with $5.9 million, or 17.9% of net revenues, in the same period of 2012.

Operating Income

Operating income for the three months ended September 30, 2013 decreased 11.3% to $3.0 million from $3.4 million for the same period of 2012. This decrease was due to the higher SG&A during the three months ended September 30, 2013.

Operating income for the nine months ended September 30, 2013 decreased to $6.4 million compared with $6.8 million in the same period of 2012. Higher revenue was offset by lower gross margin and higher operating costs.

Other Expense

Other expense was $0.5 million for the three months ended September 30, 2013, compared with $0.7 million for the same period of 2012.

Other expense was $2.4 million for the nine months ended September 30, 2013, compared with $2.3 million for the same period of 2012.

Income tax

Income tax was $0.5 million for the three months ended September 30, 2013, compared to $0.8 million for the same period of 2012.

Income tax was $1.3 million for the nine months ended September 30, 2013, compared to $1.2 million for the same period of 2012.

Net Income

Net income for the three months ended September 30, 2013 was $2.0 million, compared with net income of $1.9 million for the same period of 2012.

Net income for the nine months ended September 30, 2013 was $2.8 million, compared with net income of $3.4 million for the same period of 2012. The decrease in net income was due to the increase in SG&A cost, interest expenses, and the increase in other expenses.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2013 decreased $9.3 million to $4.5 million compared to $13.8 million as of December 31, 2012.

Cash used in operating activities for the nine months ended September 30, 2013 was $5.9 million, compared to $9.0 million cash sourced in operating activities during the same period of 2012. Multiple factors including decreased net income, the increase in inventory, negative bad debt provision, increase in prepaid expenses, decrease in accounts and other payables resulted in the significant decrease in cash flow in operating activities.

Cash used in investing activities for the nine months ended September 30, 2013 increased $1.2 million to $16.4 million compared to $15.2 million during the same period of 2012.

Cash sourced in financing activities for the nine months ended September 30, 2013 increased $3.2 million to $10.4 million compared to $7.2 million during the same period of 2012. A net cash flow of $0.6 million is the result of $8.6 million in cash flow generated from the conversion of a convertible note into shares of the Company’s common stock minus $8 million in proceeds from the issuance of the convertible bond. Together with the $2.2 million increase in outstanding bank loans and $0.3 million increase in statutory reserve, cash sourced in financing activities increased to $10.4 million.

Accounts Receivable

Accounts receivable as of September 30, 2013 decreased $0.6 million to $11.6 compared to $12.0 million as of December 31, 2012.

Notes Receivable

Notes receivable as of September 30, 2013 were $0.3 million.

Inventory

Inventory of $2.4 million as of September 30, 2013 was comprised of spare parts and natural gas.

Fixed Assets

Net Fixed Assets, including property, plants and equipment, as of September 30, 2013 increased $2.2 million to $55.5 million compared to $53.3 million as of December 31, 2012. The table below is a breakdown of our fixed assets at cost:

	September 30,	December 31,
	2013	2012
At Cost	64,652,527	61,161,929
Gas Pipelines	$52,602,053	$50,028,098
Motor Vehicles	7,306,639	6,628,442
Machinery & Equipment	2,165,572	2,180,403
Buildings	2,105,503	1,862,560
Leasehold Improvements	88,581	88,071
Office Equipment	384,179	374,355
Less Accumulated depreciation	9,123,958	7,894,733
Net	$55,528,569	$53,267,196

Bank Loans

Short-term bank loans as of September 30, 2013 increased $11.1 million to $32.9 million compared to $21.8 million as of December 31, 2012. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of September 30, 2013 decreased $1.7 million to $9.9 million compared to $11.6 million as of December 31, 2012.

Accounts Payable

Accounts payable as of September 30, 2013 decreased $0.2 million to $16.8 million compared to $17.1 million as of December 31, 2012.

Other Payables

Other payables – current as of September 30, 2013 was $5.3 million compared to $9.6 million as of December 31, 2012.

Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.
Date: November 19, 2013	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.
Date: November 19, 2013	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

