Form 10-K/A
period 2012-12-31
Sino Gas International Holdings, Inc.
filed 2013-12-10
CIK 1326364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends Item 9A and the consolidated financial statements of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 11, 2013 (the “Original Filing”).

FASB issued ASU No. 2011-05, which eliminated the option to present the components of comprehensive income as part of the statement of changes in stockholders’ equity, and instead required the presentation of either a single continuous statement of comprehensive income or in two separate but consecutive statements. We are filing this Amendment to revise our financial statements to present such information as a single continuous statement. This change affects presentation only and does not impact the Company’s financial results.

This Amendment is also being filed with the SEC to include our management’s conclusion concerning the effectiveness of the Company’s internal control over financial reporting (“ICFR”), which was accidentally omitted from the Original Filing, and which was that the ICFR was ineffective.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

Except as otherwise indicated by the context, references in this Form 10-K/A to:

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

Item 1A. Risk Factors

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K/A before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy the shares of common stock.

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

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required or one or more other claims were successful. Also, we can give no assurance that the damages resulting from any such action or claims would not have a material, adverse effect on our cash flow, financial condition or prospects. As of April 11, 2013, we are not aware of any pending or threatened claims that the Spin-off violated any federal or state securities laws.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes of the Company appearing elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in this Annual Report on Form 10-K/A.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2012. Based on that evaluation, our management concluded that, as of December 31, 2012, our Company’s internal control over financial reporting was ineffective due to the following significant deficiencies:

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

As of April 11, 2013, we have outstanding (i) 31,802,382 shares of common stock, (ii) no shares of series A convertible preferred stock, (iii) 200,997 shares of series B convertible preferred stock, and (iv) there are also outstanding 8% senior secured convertible notes convertible into 25,806,452 shares of the Company’s common stock. The senior secured convertible notes are convertible at $0.31 per share.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: December 10, 2013	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: December 10, 2013	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yuchuan Liu and Baoling Wang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	December 10, 2013
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	December 10, 2013
Baoling Wang

/s/ Chongjun Duan	Director	December 10, 2013
Chongjun Duan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	December 10, 2013
Zhicheng Zhou

/s/ Robert Adler	Director	December 10, 2013
Robert Adler

/s/ Jennifer Li	Director	December 10, 2013
Jennifer Li

Sino Gas International Holdings, Inc.

Audited Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income and Comprehensive Income	4

Consolidated Statements of Stockholders’ Equity	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 36

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

(Stated in US Dollars)

		12/31/2012	12/31/2011
	Notes
STOCKHOLDERS' EQUITY

Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 and 209,681 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	$201	$210

Additional paid in capital - Preferred Stock B		233,655	243,750

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 31,802,382 and 31,793,698 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	13	31,801	31,792

Additional paid in capital - Common Stock		38,069,322	36,302,875

Additional paid in capital - Warrants Series: A, B, J, C, D		-	-
Additional paid in capital - Warrants Series: E, G		-	-
Additional paid in capital - Warrants Series: F, R		-	-
Additional paid in capital - Convertible Bonds Detachable Warrants		-	223,367
Additional paid in capital - Beneficial Conversion Feature		515,851	1,408,648

Statutory reserve	2(w)	6,150,234	6,150,234
Retained earnings		30,024,006	24,702,285
Non-Controlling Interest		7,374,492	3,417,981
Accumulated other comprehensive income	2(x)	5,474,055	8,222,939
Total Stockholders' Equity		87,873,617	80,704,081

Total Liabilities & Stockholders' Equity		$159,766,228	$127,324,021

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Notes	12/31/2012	12/31/2011
Sales	2(r)	$50,399,529	$41,680,718
Cost of revenue	2(s)	32,356,568	23,372,296
Gross Profit		18,042,961	18,308,422

Operating Expenses
Selling expenses		3,686,534	2,485,698
General and administrative expenses		4,998,365	4,677,798
Total operating expenses		8,684,899	7,163,496

Operating Income		9,358,062	11,144,926

Other Income/(Expense)
Investment income	2(s)	2,985,233	1,384,935
Other income		1,979,844	207,010
Other expense		(2,748,237)	(323,394)
Impairment loss		-	(791,569)
Interest income		253,924	25,618
Interest expense		(3,395,554)	(2,426,737)
Gain on disposal of subsidiaries	18(a)	-	1,128,776
Total other income/(expense)		(924,790)	(795,361)

Earnings from continued operation before tax		8,433,272	10,349,565
Income taxes	2(t),15	(2,049,832)	(2,265,313)
Income from continued operation		6,383,440	8,084,252

Income/(loss) from discontinued operation, net of tax	18(b)	-	106,305
Net income		$6,383,440	$8,190,557

Other Comprehensive Income
Foreign currency translation adjustment		(2,748,884)	336,547
Comprehensive Income		$3,634,556	$8,527,104

Net Income Attributable to:
-Common stockholders		$5,321,721	$8,055,576
-Non-controlling stockholders		$1,061,719	$134,981
		$6,383,440	$8,190,557

Earnings Per Share	2(z),16
Basic: Net income		$0.17	$0.29
Income from continued operation		0.17	0.28
Income from discontinued operation		0.00	0.01
Diluted: Net income		$0.17	$0.23
Income from continued operation		0.17	0.23
Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
Basic		31,795,007	28,213,167
Diluted		40,854,873	37,476,056

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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	311,110	47,946	-	223,367	8,094,814	4,819,762	17,977,182	1,004,500	7,886,392	69,798,502
Net Income	-	-	-	-	-	-	8,190,557	-	-	8,190,557
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(6,604,137)	-	-	-	-	-
Conversion of Preferred Stock B-1 to Common Stock	-	-	-	-	(82,029)	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	99,975
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(134,981)	134,981	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,278,500	-	2,278,500
Expiration of Warrants	(311,110)	(47,946)	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	1,330,473	(1,330,473)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	336,547	336,547
Balance at December 31, 2011	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081

Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,618

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2012 and 2011 included net income and foreign currency translation adjustments.

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

