Form 10-K/A
period 2012-12-31
Sino Gas International Holdings, Inc.
filed 2014-01-27
CIK 1326364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

Explanatory Note

This Amendment No. 2 (this “Amendment”) on Form 10-K/A amends the consolidated financial statements of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 11, 2013 (the “Original Filing”), as amended on a Form 10-K/A filed with the SEC on December 10, 2013.

ASC 220-10-45-5 requires the presentation of amounts of comprehensive income attributable to the parent as well as comprehensive income attributable to the non-controlling interest. We are filing this Amendment to revise our financial statements to include comprehensive income attributable to the non-controlling interest. This change affects presentation only and does not impact the Company’s financial results.

Except as described above, no other changes have been made to the Original Filing, as amended. This Amendment continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2012 and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: January 27, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: January 27, 2014	By:	/s/ Baoling Wang
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

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	January 27, 2014
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	January 27, 2014
Baoling Wang

/s/ Chongjun Duan	Director	January 27, 2014
Chongjun Duan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	January 27, 2014
Zhicheng Zhou

/s/ Robert Adler	Director	January 27, 2014
Robert Adler

/s/ Jennifer Li	Director	January 27, 2014
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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the year ended December 31, 2012 and 2011

(Stated in US Dollars)

	Notes	12/31/2012		12/31/2011
Sales	2(r)		$50,399,529	$41,680,718
Cost of revenue	2(s)		32,356,568	23,372,296
Gross Profit			18,042,961	18,308,422

Operating Expenses
Selling expenses			3,686,534	2,485,698
General and administrative expenses			4,998,365	4,677,798
Total operating expenses			8,684,899	7,163,496

Operating Income			9,358,062	11,144,926

Other Income/(Expense)
Investment income	2(s)		2,985,233	1,384,935
Other income			1,979,844	207,010
Other expense			(2,748,237)	(323,394)
Impairment loss			-	(791,569)
Interest income			253,924	25,618
Interest expense			(3,395,554)	(2,426,737)
Gain on disposal of subsidiaries	18(a)		-	1,128,776
Total other income/(expense)			(924,790)	(795,361)

Earnings from continued operation before tax			8,433,272	10,349,565
Income taxes	2(t),15		(2,049,832)	(2,265,313)
Income from continued operation			6,383,440	8,084,252

Income/(loss) from discontinued operation, net of tax	18(b)		-	106,305
Net income			$6,383,440	$8,190,557

Other Comprehensive Income
Foreign currency translation adjustment			(2,748,884)	336,547
Comprehensive Income			$3,634,556	$8,527,104

Comprehensive Income Attributable to:
-Common stockholders			$3,030,042	$8,386,577
-Non-controlling stockholders			$604,514	$140,527
		$	$ 3,634,556	$8,527,104

Earnings Per Share	2(z),16
Basic: Net income			$0.17	$0.29
Income from continued operation			0.17	0.28
Income from discontinued operation			0.00	0.01
Diluted: Net income			$0.17	$0.23
Income from continued operation			0.17	0.23
Income from discontinued operation			0.00	0.00
Weighted Average Shares Outstanding
Basic			31,795,007	28,213,167
Diluted			40,854,873	37,476,056

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

