Form 10-Q/A
period 2013-09-30
Sino Gas International Holdings, Inc.
filed 2014-01-27
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the consolidated financial statements of the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on November 19, 2013 (the “Original Filing”).

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

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s Form 10-Q for the three and nine months ended September 30, 2013, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

Except as otherwise indicated by the context, references in this Form 10-Q/A to:

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

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q/A, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

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

To: The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2013 and December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the nine months periods ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Stated in US Dollars)

STOCKHOLDERS’ EQUITY		9/30/2013	12/31/2012
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	13	$201	$201

Additional paid in capital - Preferred Stock B		233,655	233,655
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-
Common Stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833 and 31,802,382 issued and outstanding as of September 31, 2013 and December 31, 2012 respectively.	13	57,609	31,801

Additional paid in capital - Common Stock		46,649,350	38,069,322

Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	6,741,806	6,150,234
Retained earnings		32,487,358	30,024,006
Non-Controlling Interest		7,372,994	7,374,492
Accumulated other comprehensive income	2(x)	8,125,754	5,474,055
Total Stockholders’ Equity		102,184,578	87,873,617

Total Liabilities & Stockholders’ Equity		$172,781,472	$159,766,228

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

For the three months and nine months ended September 30, 2013 and 2012

(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Sales revenue	2(q)	13,878,779	11,427,105	42,171,537	33,000,374
Cost of revenue		8,260,261	5,728,802	27,861,037	20,268,632
Gross Profit		5,618,518	5,698,303	14,310,500	12,731,742

Operating Expense
Selling expense		1,340,699	874,965	3,739,652	2,390,600
General and administrative expense		1,260,485	1,421,384	4,131,962	3,505,514
Total operating expense		2,601,184	2,296,349	7,871,614	5,896,114

Operating Income		3,017,334	3,401,954	6,438,886	6,835,628

Other Income/(Expense)
Investment income		198,121	-	196,009	-
Other income		154,703	33,795	186,144	68,493
Other expense		14,425	(100,868)	(109,442)	(227,962)
Interest income		41,913	38,275	142,075	194,240
Interest expense		(933,705)	(666,589)	(2,802,258)	(2,292,354)
Total other income/(expense)		(524,543)	(695,387)	(2,387,472)	(2,257,583)

Income before tax		2,492,791	2,706,567	4,051,414	4,578,045

Income tax	2(r),12	(495,011)	(838,612)	(1,273,694)	(1,168,051)

Gain/(Loss) from discontinued operations, net of tax		-	-	-	-
Net income		1,997,780	$1,867,955	2,777,720	$3,409,994

Other Comprehensive income
Foreign currency translation adjustment		916,233	315,041	2,651,699	314,234
Comprehensive income		2,914,013	2,182,996	5,429,419	3,724,228

Comprehensive income (loss) attributable to:
Common stockholders		$2,914,013	$2,183,029	$5,432,347	$3,725,273
Non-controlling interest		-	$(33)	(2,928)	$(1,045)

Earnings per share	2(z),13
Basic		$0.061	$0.06	$0.085	$0.11
Diluted		$0.061	$0.06	$0.085	$0.11

Weighted Average Shares Outstanding
Basic		32,650,813	31,793,698	32,650,813	31,793,698
Diluted		32,650,813	31,793,698	32,650,813	31,793,698

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q/A.

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

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	13.9	100%	11.4	100%	21.5%
Connection Fees	5.34	38.47%	6.98	61.07%	-23.50%
Gas Sales	7.60	54.78%	4.45	38.93%	70.92%
Other Sales	0.94	6.76%	-	-	6.76

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

	For the nine months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	42.2	100%	33.0	100%	27.8%
Connection Fees	15.7	37.2%	15.3	46.3%	2.8%
Gas Sales	25.5	60.4%	17.7	53.7%	43.7%
Other Sales	1.0	2.4%	-	-	2.4%

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

Gross Profit

	For the three months ended September 30,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gross Profit	5.6	100%	5.7	100%	-1.4%
Connection Fees	3.7	65.2%	5.5	97.1%	-33.8%
Gas Sales	1.0	18.1%	0.2	2.9%	519%
Others	0.9	16.7%	-	-%	-%

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

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q/A.

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

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.
Date: January 27, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.
Date: January 27, 2014	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

