Form 10-K/A
period 2012-12-31
Sino Gas International Holdings, Inc.
filed 2014-03-10
CIK 1326364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.3

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

Explanatory Note

This Amendment No. 3 (this “Amendment”) on Form 10-K/A amends the consolidated financial statements of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 11, 2013 (the “Original Filing”), as amended on Forms 10-K/A filed with the SEC on December 10, 2013 and January 27, 2014.

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

All services provided to us by Samuel H. Wong & Co., LLP in 2011 and 2012 were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from Form 10-Q filed on August 20, 2007, File Number 000-51364

3.2*	Bylaws
3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock
3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock
4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto
4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.
4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein
4.4*	Form of Series A Warrant
4.5*	Form of Series B Warrant
4.6*	Form of Series C Warrant
4.7*	Form of Series D Warrant
4.8*	Form of Series J Warrant
4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yuchuan Liu, and each of the other parties named therein
4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein
4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.
4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing Zhongran Weiye Gas Co., Ltd. and Kuhns Brothers, Inc.
4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis & Frankel LLP
4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent
4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein
4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein

4.19***	Form of Lock-Up Agreement, by and among, Dolce Ventures, Inc., and certain other parties named therein
4.20	Securities Purchase Agreement dated as of November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010
4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009
4.22	Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.3 to Form 8-K filed December 4, 2009
4.23	Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.4 to Form 8-K filed December 4, 2009
4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009
10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.9	Gas Supply Contract with Henan Zhongyuan Lvneng Advanced Technology Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.10	Gas Supply Contract with PetroChina Huabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.11	Gas Supply Contract with Tianjin Dagang Oilfield Transportation Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.12	Gas Supply Contract with Hebei Natural Gas Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.13	Gas Supply Contract with Xinjiang Guanghui LNG Development Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998

10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co., Ltd. dated April 22, 2008 incorporated by reference from Form 10-K filed on March 31, 2009.
10.30	Equity Interest Transfer Agreement dated among Beijing Zhongran Weiye Gas Co., Ltd. Wuhan Shicheng Estate Development Co., Ltd. and Song Tiegang etc. dated April 23, 2008 incorporated by reference from Form 10-K filed on March 31, 2009
10.31	Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
10.32	Shareholders Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.
16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC
21.1	List of Subsidiaries (incorporated by reference from our Form 10-K filed on April 14, 2013)
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference from Form 8-K filed September 7, 2006, File Number 000-51364
**	Incorporated by reference from Form 8-K/A filed on November 28, 2007, File Number 000-51364
***	Incorporated by reference from Form 8-K/A filed on November 27, 2007, File Number 000-51364
****	Incorporated by reference from Form 8-K filed September 13, 2007, File Number 000-51364
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: March 10, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: March 10, 2014	By:	/s/ Baoling Wang
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

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	March 10, 2014
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	March 10, 2014
Baoling Wang

/s/ Chongjun Duan	Director	March 10, 2014
Chongjun Duan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	March 10, 2014
Zhicheng Zhou

/s/ Robert Adler	Director	March 10, 2014
Robert Adler

/s/ Jennifer Li	Director	March 10, 2014
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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2012 and 2011

(Stated in US Dollars)

	Notes	12/31/2012	12/31/2011
Sales	2(r)	$50,399,529	$41,680,718
Cost of revenue	2(s)	32,356,568	23,372,296
Gross Profit		18,042,961	18,308,422

Operating Expenses
Selling expenses		3,686,534	2,485,698
General and administrative expenses		4,998,365	4,677,798
Total operating expenses		8,684,899	7,163,496

Operating Income		9,358,062	11,144,926

Other Income/(Expense)
Investment income	2(s)	2,985,233	1,384,935
Other income		1,979,844	207,010
Other expense		(2,748,237)	(323,394)
Impairment loss		-	(791,569)
Interest income		253,924	25,618
Interest expense		(3,395,554)	(2,426,737)
Gain on disposal of subsidiaries	18(a)	-	1,128,776
Total other income/(expense)		(924,790)	(795,361)

Earnings from continued operation before tax		8,433,272	10,349,565
Income taxes	2(t),15	(2,049,832)	(2,265,313)
Income from continued operation		6,383,440	8,084,252

Income/(loss) from discontinued operation, net of tax	18(b)	-	106,305
Net income		$6,383,440	$8,190,557

Net Income Attributable to
-Common stockholders		$5,321,721	$8,055,576
-Non-controlling stockholders		$1,061,719	$134,981
		$6,383,440	$8,190,557

Other Comprehensive income
Foreign currency translation adjustment		(2,748,884)	336,547
Comprehensive income		$3,634,556	$8,527,104

Comprehensive Income Attributable to:
-Common stockholders		$3,030,042	$8,386,577
-Non-controlling stockholders		$604,514	$140,527
		$3,634,556	$8,527,104

Earnings Per Share	2(z),16
Basic: -Net income		$0.17	$0.29
-Income from continued operation		0.17	0.28
-Income from discontinued operation		0.00	0.01
Diluted: -Net income		$0.17	$0.23
-Income from continued operation		0.17	0.23
-Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
-Basic		31,795,007	28,213,167
-Diluted		40,854,873	37,476,056

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

