Form 10-Q/A
period 2013-09-30
Sino Gas International Holdings, Inc.
filed 2014-03-10
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 (this “Amendment”) on Form 10-Q/A amends the consolidated financial statements of the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on November 19, 2013 (the “Original Filing”), as amended on a Form 10-Q/A filed with the SEC on January 27, 2014.

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

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

For the three months and nine months ended September 30, 2013 and 2012

(Stated in US Dollars)

		Three Months Ended		Nine Months Ended
	Note	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Sales revenue	2(q)	13,878,779	11,427,105	42,171,537	33,000,374
Cost of revenue		8,260,261	5,728,802	27,861,037	20,268,632
Gross Profit		5,618,518	5,698,303	14,310,500	12,731,742

Operating Expense
Selling expense		1,340,699	874,965	3,739,652	2,390,600
General and administrative expense		1,260,485	1,421,384	4,131,962	3,505,514
Total operating expense		2,601,184	2,296,349	7,871,614	5,896,114

Operating Income		3,017,334	3,401,954	6,438,886	6,835,628

Other Income/(Expense)
Investment income		198,121	-	196,009	-
Other income		154,703	33,795	186,144	68,493
Other expense		14,425	(100,868)	(109,442)	(227,962)
Interest income		41,913	38,275	142,075	194,240
Interest expense		(933,705)	(666,589)	(2,802,258)	(2,292,354)
Total other income/(expense)		(524,543)	(695,387)	(2,387,472)	(2,257,583)

Income before tax		2,492,791	2,706,567	4,051,414	4,578,045

Income tax	2(r),12	(495,011)	(838,612)	(1,273,694)	(1,168,051)

Gain/(Loss) from discontinued operations, net of tax		-	-	-	-
Net income		1,997,780	$1,867,955	2,777,720	$3,409,994

Net income (loss) attributable to:
Common stockholders		$1,997,780	$1,867,983	$2,779,218	$3,410,951
Non-controlling interest		-	$(28)	$(1,498)	$(957)

Other Comprehensive income
Foreign currency translation adjustment		916,233	315,041	2,651,699	314,234
Comprehensive income		2,914,013	2,182,996	5,429,419	3,724,228

Comprehensive income (loss) attributable to:
Common stockholders		$2,914,013	$2,183,029	$5,432,347	$3,725,273
Non-controlling interest		-	$(33)	(2,928)	$(1,045)

Earnings per share	2(z),13
Basic		$0.061	$0.06	$0.085	$0.11
Diluted		$0.061	$0.06	$0.085	$0.11

Weighted Average Shares Outstanding
Basic		32,650,813	31,793,698	32,650,813	31,793,698
Diluted		32,650,813	31,793,698	32,650,813	31,793,698

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

