Form 10-K
period 2013-12-31
Sino Gas International Holdings, Inc.
filed 2014-04-14
CIK 1326364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the 24,592,247 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was $7.4 million as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $0.30 per share, as reported by The Over-The-Counter Bulletin Board.

As of December 31, 2013 the Registrant had 57,608,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

i

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

Unless otherwise noted, all currency figures in this filing are in U.S. Dollars. According to the currency exchange website www.xe.com, on December 31, 2013, $1.00 = 6.1Renminbi.

Unless otherwise indicated, “2013”, “2012” and “2011” refer to the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively.

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

PART I

Item 1. Business

Overview

We are engaged in the development of natural gas distribution systems and the distribution, through our indirectly owned subsidiaries in the PRC, Beijing ZhongranWeiye Gas Co., Ltd. (“Beijing Gas”) and its subsidiaries, of natural gas to residential and industrial customers in small- and medium-sized cities in the People’s Republic of China (the “PRC” or “China”).

The company owns and operates natural gas distribution systems in 36 small and medium size cities and serves approximately 366,640 residential and twelve industrial customers. Our facilities include approximately 2,372 kilometers (“km”) of pipeline and delivery networks with a daily distribution of approximately 236,000 cubic meters of natural gas. We have two types of customers: (i) residential and (ii) industrial. The following table presents, for the periods indicated, selected operating data:

	At and for the year ended December 31
	2013	2012
Total gas distributed and supplied (US$ millions)	41.3	27.0
Distribution network (km)	2,372	2,039
Number of industrial customers	12	7
Number of residential customers	366,640	293,758

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

We generate revenues in two ways: (i) connection fees for connecting to our natural gas distribution system and (ii) the sale of natural gas. The following table presents, for the periods indicated, the revenues generated from each of our major categories of operation:

	At and for the year ended December 31
	2013		2012
	(in US$ millions)		(in US$ millions)
Connection fees (as % of total Sales)	27.1	39.6%	23.4	46.5%
Gas sales	41.3	60.3%	27.0	53.5%
Other sales	0.06	0.1%	—

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

	For the year ended December 31
	2013 (US$ millions)	2012 (US$ millions)
Gas costs	38.2	25.3
Connection costs	8.0	7.0

We buy natural gas for distribution in three forms: (i) compressed natural gas (“CNG”); (ii) liquefied natural gas (“LNG”) and (iii) directly from the primary natural gas pipeline (“NG”). Both CNG and LNG are natural gas that has been compressed into canisters so as to enable transportation, usually by truck, to a point of distribution or consumption. Typically CNG is compressed under pressure to less than 1% of its volume and is transported at normal temperatures, while LNG, which can take up about 1/600th of the volume, is natural gas that has been converted temporarily to liquid form for ease of storage or transport. The key difference is that CNG is in compressed form, while LNG is in liquefied form. CNG has a lower cost of production and storage compared to LNG because CNG does not require an expensive cooling process and cryogenic tanks. However, it is more cost-efficient to transport LNG over long distances because of the reduction in volume. Generally, we transport CNG to a city if it is located within 300 km of the natural gas supplier and we transport LNG to a city if it is located more than 300 km away from the natural gas supplier. If the NG pipeline’s connection point is within 50 km of the city we serve, we connect directly to the NG pipeline. Approximately 84.43% of the natural gas we purchase is CNG, approximately 2.43% is LNG and approximately 13.14% is NG.

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

Organization and Structure of the Company

We operate through our indirectly-owned subsidiaries in the PRC, Beijing Gas and its subsidiaries. As of December 31, 2013, our corporate structure is set forth below:

(1)	The subsidiaries of Beijing Gas are set forth below:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficiary Interest %	Equity Interest %

Jiangsu ZhongranWeiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99

Jiangsu ZhongranWeiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9

GuannanWeiye Gas Co., Ltd.	PRC	6/19/2003	100	100

SihongWeiye Gas Co., Ltd.	PRC	12/3/2004	100	95

WuheWeiye Gas Co., Ltd.	PRC	1/30/2007	100	100

SixianWeiye Gas Co., Ltd.	PRC	9/3/2007	100	100

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100

YutianZhongranWeiye Gas Co., Ltd.	PRC	12/19/2003	100	100

Zhangjiakou City XiahuayuanJinli Gas Co., Ltd.	PRC	9/30/2005	100	100

YuxianJinli Gas Co., Ltd.	PRC	11/8/2005	100	100

ChangliWeiye Gas Co., Ltd.	PRC	12/8/2006	100	100

ChenanChenguang Gas Co., Ltd.	PRC	1/23/2007	100	100

LuquanChenguang Gas Co., Ltd.	PRC	4/27/2007	100	100

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100

GaochengWeiye Gas Co., Ltd.	PRC	1/27/2 010	100	100

HebeiWeiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100

NingjinWeiye Gas Co., Ltd.	PRC	12/3/2003	100	100

LongyaoZhongranWeiye Gas Co., Ltd.	PRC	10/13/2005	100	100

XingtangWeiye Gas Co., Ltd.	PRC	2/18/2004	100	100

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100

LinzhangWeiye Gas Co., Ltd.	PRC	7/6/2005	100	100

HengshuiWeiye Gas Co., Ltd.	PRC	12/20/2005	100	100

GuchengWeiye Gas Co., Ltd.	PRC	3/21/2007	100	100

NangongWeiye Gas Co., Ltd.	PRC	6/25/2007	100	100

XinheWeiye Gas Co., Ltd.	PRC	7/2/2009	100	100

JizeWeiye Gas Co., Ltd.	PRC	9/20/2011	100	100

BaishanWeiye Gas Co., Ltd.	PRC	7/13/2007	100	100

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	100

Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100

Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100

Baishan Liquified Gas Co., Ltd.	PRC	8/31/2012	100	100

LangfangWeixianHuowu Transportation Co., Ltd.	PRC	3/22/2005	100	95

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

Beijing Gas was originally formed as a limited liability company under the laws of the PRC in 2001 under the name Beijing Yuan Wang Yu Cheng Construction Ltd., and, in June 2003, changed its name to its current name, Beijing ZhongranWeiye Gas Co., Ltd. On February 17, 2004, Gas (BVI) acquired all the outstanding capital stock of Beijing Gas from its then shareholders. On July 14, 2004, Gas (BVI) transferred 1% of the capital stock of Beijing Gas to Shenzhen Shenqi Cheng Tong Investment Ltd., a limited liability company organized under the laws of the PRC (“Shenzhen Shenqi”), and, simultaneously, Shenzhen Shenqi invested RMB 20 million in Beijing Gas in exchange for 50% of the capital stock of Beijing Gas. As a result, Gas (BVI) and Shenzhen Shenqi held 49% and 51% of the capital stock of Beijing Gas, respectively. On April 30, 2006, Gas (BVI) acquired all of the capital stock of Beijing Gas held by Shenzhen Shenqi in exchange for 20.4 million RMB. As a result of this transaction, Beijing Gas became a “wholly foreign owned entity” under PRC law by virtue of its status as a wholly-owned subsidiary of Gas (BVI).

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

As of December 31, 2013, we now have operations in Hebei Province, Jiangsu Province, Anhui Province, Yunnan province and Jilin province and in the suburbs of Beijing through our four branch offices in Beijing. We have operations in 17 cities in Hebei, 2 cities in Anhui, 4 cities in Jiangsu, 8 cities in Yunnan(operated by Qujing Gas), 2 cities in Jilin province and 3 cities in greater Beijing surrounding areas. Most of these cities have an urban population of less than 300,000 but are experiencing quick urbanization. Hebei Province is the closest province to the Chinese capital city Beijing, where our headquarters is located. Jiangsu Province and Anhui Province are two provinces in eastern China that are close to Shanghai. Jilin Province is located in north-eastern China.

Most of the project companies are organized as limited liability companies under PRC law with Beijing Gas holding an equity interest of 100%. Three of our project companies are still in the process of transferring the interests of their remaining minority shareholders (<5%) back to Beijing Gas.

In addition, Beijing Gas holds a 40% equity interest in Beijing ZhongranXiangke Oil and Gas Technology Co., Ltd., a PRC joint venture entity engaged in the business of development, licensing and sale of oil and gas technologies and equipment, and the sale of self-produced chemicals for use in oil field exploration. We have not derived any material amounts of revenues from this joint venture.

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

On June 20, 2007, Beijing Gas acquired 100% equity interest of GuannanWeiye Gas Co., Ltd. (“Guannan”) for a purchase price of 7,500,000 RMB in cash. Guannan is a regional natural gas distributor and developer of natural gas distribution networks in China’s Jiangsu Province. The acquisition of Guannan included all of the assets and customer relationships of Guannan, including concession rights to be the exclusive natural gas distributor in Guannan County, Jiangsu Province, for a period of 30 years beginning June 29, 2007. This acquisition was not with related parties.

On July 9, 2007, we purchased the assets of BaishanWeiye Gas Co., Ltd. (“Baishan”) a regional distributor and developer of distribution networks for natural gas in Jilin Province for a price of 7,000,000 RMB. Under the asset purchase agreement, we are responsible for paying the outstanding debts of Baishan in the amount of $4,000,000, which are due in periodic installments through 2030. This acquisition was not with related parties.

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

On June 8, 2011, the company entered into an agreement with Hebei Natural Gas Co., Ltd. to sell assets and ownership of three of its subsidiaries in Hebei province, XinjiZhongchen Gas Co., Ltd., Jinzhou Weiye Gas Co., Ltd., and ShengzhouWeiye Gas Co., Ltd., for a selling price of 44.8 million RMB. This acquisition was not with related parties.

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

(ii) Experienced Management and Technical Personnel. We have a team of senior executives who are industry experts in managing larger Chinese petroleum and/or gas companies with decades of combined experience in running our company or managing businesses in our industry. Our founder and Chief Executive Officer, Mr. Yuchuan Liu, is a natural gas industry expert with over 20 years of experience in senior management positions at PetroChina and China Gas Holdings Limited, a Hong Kong Stock Exchange-listed PRC company. Our Chief Operating Officer, Mr. Zhicheng Zhou, served as the Director and General Manager of Beijing Chenguangfrom late 2002 to 2006. Our Chief Engineer, Mr. ShukuiBian, is one of the draftsmen of the PRC National Standards for Urban Gas Supply, and was previously the Chief Executive Officer of the First Oil Extraction Plant of North China Oilfield. Our company was one of the earliest to engage in the natural gas distribution business in small and medium sized cities, and thus has gained significant experience in this market segment.

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

At present, we have approximately 366,640 end users in Beijing, Hebei, Jiangsu, Jilin, Yunnan and Anhui. Our top five residential customers in 2013 and 2012, who are developers or owners of residential areas, are shown below:

	Percentage of Connections
	Fees for the year ended December 31,
Customers	2013	2012
Shanghai Datun Energy Jiangsu Subsidiary	3.05%	1.3%
Xinde Real Estate Co.	2.70%	*
ChangBaiShan International Resort Development Co., Ltd.	2.29%	8.9%
Tangshan Changchun Real Estate Co.	1.56%	1.7%
ChenAn Haiyuan Real Estate Co.	1.19%	*
Total	10.80%	16.4%

*less than 1% or new customers in 2013

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

The table below presents information about our top five industrial customers for 2013 and 2012:

	Percentage of Sales
	for the year ended December 31,
Customers	2013	2012
Hebei Zhong Gang Steel	9.13%	14.05%
Jiangsu Huachang Aluminum	4.94%	6.98%
PetroChina Qingxian Special Oil Pipe Equipment	2.03%	3.67%
Peixiang Baoyi Footwear Co.	0.85%	1.20%
Handan Mining Group	0.76%	*
Total	17.72%	26.80%

* less than 1% or new customers in 2013

Materials and Supplies

Natural Gas

The principal supplies purchased for our business are natural gas. Generally, approximately 84.43% of the natural gas we purchase is CNG, approximately 2.43% is LNG, and approximately 13.14% is pipeline NP.

Our principal CNG supplier has been the Fourth Oil Extraction Plant of the North China Oilfield (the “North China Oilfield”), a subsidiary of PetroChina. Our LNG supplier has been Henan ZhongyuanLvneng Advanced Technology Co., Ltd. (“Henan Zhong Yuan”), a subsidiary of Sinopec. Historically, we have purchased the majority of our CNG from North China Oilfield and the majority of our total purchases of LNG from Henan Zhong Yuan. Our Supplier of NG via pipeline has been Petro China Kunlun Gas’s subsidiary in Xuzhou, Jiangsu province.

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

As we compete principally with small- to medium- sized private companies in the natural gas distribution industry, the information about our competition and competitive position is limited. Based on the information available to us, we estimate that there are approximately 200 small- to medium- sized private gas distribution companies in the PRC. Most of these companies target local towns, rather than take the approach that we do, of targeting cities in different provinces. Also, most of these companies operate an average of three or four natural gas distributions systems, as compared the 36natural gas distribution systems that we operate; therefore, we believe we are one of the largest players among our peer businesses that target the natural gas market in smaller cities.

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

The following are our natural gas competitors in China:

	Ticker	2012 Revenue (in US$ millions)	2012 Net Income (in US$ millions)
Towngas China Co., Ltd. (Panva Gas) (1)	1083.HK	673	109
ENN Energy Holdings Limited (Xinao Gas Holdings Ltd.) (2)	2688.HK	2,341	192
China Gas Holdings Limited(3)	0384.HK	2,760	229

Source: Yahoo Finance

(1)	Towngas China Company Ltd., formerly Panva Gas Holding Limited, is a supplier of gas, including liquefied petroleum gas (“LPG”) and natural gas in eight Chinese provinces, where over 40 companies of the group are providing gas fuel services.
(2)	ENN Energy Holdings Limited, formerly Xinao Gas Holdings Limited, is principally engaged in the investment in, and the operation and management of, gas pipeline infrastructure and the sale and distribution of piped and bottled gas in China with operations in four divisions: gas connection, sales of piped gas, distributions of bottled LPG and sales of gas appliances.
(3)	China Gas Holdings Limited (“China Gas”) is an investment holding company. The Company is an operator of natural gas services principally engaged in the investment in and operation and management of city gas pipeline infrastructure, long-distance, high-pressure pipelines, distribution of natural gas to residential, commercial, industrial and vehicle users, construction and operation of oil stations, and gas stations, as well as liquefied natural Gas (“LNG”) liquefaction plants, and development and application of oil and natural gas related technologies. The Company has four operating divisions: property investment, financial and securities investment, gas connection and sales of piped gas.

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

As of December 31, 2013, Beijing Gas and most of our project companies and branch offices have the necessary operational permits. We believe failure to obtain such permits in the timeframe required by applicable regulations for certain projects will not have a materially adverse effect on our operations.

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

Employees

As of December 31, 2013, we had approximately 609 full-time employees, including approximately 76 management personnel, and 533 employees in finance, accounting, and operations.

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

From August 2003 to December 2013, we entered into 36franchise agreements to provide natural gas, and we expect that we will secure more franchise agreements in the years to come.

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

As of December 31, 2013, our co-founder and chief executive officer, Mr. Liu, beneficially owned approximately 11.3% of our outstanding shares of common stock. Mr. Liu is an affiliate as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, due to the large size of his shareholding in us and his positions with us as our chairman and chief executive officer. Rule 144 defines an affiliate of a company as a person that, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, our company. Mr. Liu has, and may continue to have, significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He may not act in the best interests of our other shareholders. In addition, without the consent of Mr. Liu, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other shareholders.

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

We are required under the Registration Rights Agreement to register for sale by the investors and certain other parties a large number of shares of Common Stock. As these shares are placed on the market for sale, it will increase the supply of stocks for sale, and therefore depress the selling price of our stock.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Issuance of convertible notes may dilute investments of existing investors.

Our 8% senior secured convertible note included a right to convert into 25,806,452 shares of common stock at 0.31 per share. On September 18, 2013, 25,806,452 common shares were issued by us when the note holder exercised the conversion right. The investment of our existing shareholders was significantly diluted. The Company may issue additional convertible notes or other such instruments in the future and the investments of existing investors may be diluted.

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

As of December 31, 2013, we own 2,372 km of high-pressure underground pipeline. We also own and operate 43 natural gas stations with accompanying buildings, gas compression facilities and other equipment, including 31 cars, 23 trucks, 47 containers (3,000 m3), 8 containers (4,500 m3), and 76 containers (300 m3).

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

CALENDAR QUARTER ENDED	HIGH BID(S)	LOW BID(S)
First Quarter of 2012	$0.32	$0.32
Second Quarter of 2012	$0.41	$0.38
Third Quarter of 2012	$0.40	$0.30
Fourth Quarter of 2012	$0.35	$0.26
First Quarter of 2013	$0.36	$0.26
Second Quarter of 2013	$0.36	$0.27
Third Quarter of 2013	$0.65	$0.25
Fourth Quarter of 2013	$0.58	$0.31

As of December 31, 2013, there were 652 holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Beijing Gas is organized as a holding company with regional subsidiaries, each =controlling certain project companies. As of December 31, 2013, Beijing Gas held four regional subsidiaries, Beijing Chenguang Gas Co. Ltd. (eight project companies and four branch offices in Beijing), HebeiWeiye Gas (Group) Co., Ltd. (ten project companies), Baishan Weiye Gas Co., Ltd. (one project company), Jiangsu ZhongranWeiye Energy Investment Co., Ltd. (under which five project companies in Jiangsu province will be organized in the near future), and one gas shipping fleet, Langfang Weixian Huowu Transportation Co., Ltd. The project companies are the operating subsidiaries of Beijing Gas. Each project company operates as a local natural gas distributor in a city or county, known as an operational location, under an exclusive franchise agreement between Beijing Gas and the local government or entities in charge of gas utilities. These exclusive franchise agreements last between 20-30 years.

In addition, Beijing Gas holds a 40% equity interest in Beijing Zhongran Xiangke Oil and Gas Technology Co., Ltd., a PRC joint venture entity engaging in the business of development, licensing and sale of oil and gas technologies and equipments, and sale of self-produced products.

Through its subsidiaries, Beijing Gas is a natural gas distributor, principally engaging in: (i) the investment in and operation and management of city gas pipeline infrastructure, (ii)the distribution of natural gas to residential and industrial users, (iii) the construction and operation of natural gas distribution networks, and (iv)the development and application of natural gas related technologies. Beijing Gas and its subsidiaries own and operate natural gas distribution systems in 36 small and medium size cities serving approximately 366,640 residential and twelve industrial customers. Our facilities include approximately 2,372km of pipeline and delivery networks with a daily capacity of approximately 236,000 cubic meters of gas.

We own and operate natural gas distribution systems primarily in Hebei, Jiangsu, Jilin, Anhui, Yunnan and Beijing areas.

In addition to Beijing Gas, through our 51% owned subsidiary Tong Yuan International, we also hold 51% of Sino Gas Construction, which holds a 39% equity interest in Qujing Gas Co., Ltd., a natural gas distributor that is a PRC joint venture entity engaged in the business of development, investment, operation, management and distribution of natural gas in Qujing, Yunnan province.

Below is our corporate structure as of December 31, 2013:

(1) See “Organizational History of Gas (BVI) and Beijing Gas” under “Description of Business” of this prospectus regarding the subsidiaries of Beijing Gas.

Executive Summary

Economic & Industrial Trend

We generate revenue from mainly two sources: (i) connection fees for connecting users to our natural gas distribution network and (ii) sales of natural gas. Given that almost all of our connection fees are generated from new residential apartments, our connection activities are closely related to the development of the real estate industry in our targeted cities in China. Natural gas facilities in new apartments are often required by local governments, who aim to promote the use of natural gas to improve the quality of life for local residents.

We have experienced high growth of our connection activities since the inception of our business due to the Chinese real estate boom. However, in 2007, the Chinese government implemented a series of policies and regulations to curb inflation and to decelerate the growth of the real property market. These policies, together with the worldwide financial crisis in 2008, resulted in a slowdown of the growth of the Chinese real estate market and our business, in turn, was affected. Starting in 2008, the Chinese government changed its policies and prioritized working to boost the economy. The Chinese government adopted new policies to address the slowdown of the real estate market, such as reducing stamp duties and transaction fees, lowering interest rates, and relaxing bank lending policies. The Chinese government also decided to inject a stimulus package to boost the overall economy, which package allocated funds for mass housing projects. We saw signs of recovery of the real estate market in China at the beginning of 2009, and experienced increased activity in the third and fourth quarters of 2009. However, starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in 1st tier cities and the effects of those policies spread nationwide during 2011. Moreover, the Chinese government has been tightening bank lending policies and increasing interest rates, and as a result the capital available to small and medium sized companies has been greatly reduced. These new initiatives by the government, which resulted in a lower housing transaction volume in 2011, continued in 2012. Because our customers are in the 3rd and 4th tier cities, where the housing development is behind the major cities, we expect the aforementioned slowing trend to eventually spread to these smaller cities in 2013-2015 and affect our results in 2013 as well as our outlook for 2014 and 2015.

Even with the ups and downs of the Chinese real estate market over the past three years, we believe that the future growth trend of the real estate market will not change drastically because of the continued urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

China’s GDP grew by 7.7% in 2013, to 57 trillion RMB (approximately $9.3 trillion), exceeding the targeted 7.5% growth. The GDP growth rate was 7.7% in 4th quarter of 2013, slightly reduced from the 7.9% in the fourth quarter of 2012. However, our gas users are composed of both industrial and residential users and gas sales to residential users are much less affected by economic and industrial factors. Thus, with an increasing pool of residential customers, our sales to residential users should maintain a stable growth in the future. On the other hand, gas sales to industrial users are subject to the operating performance of such users. As we expand into more cities, we expect to add more industrial users in the coming years if sufficient capital is available.

Material Opportunities

As the gas distribution market is quite fragmented in the small (with fewer than 300,000 in population) to medium (with a population between 300,000 to 1,000,000) sized cities, we are exploring this market for potential project opportunities. The sizes of the projects vary from small cities to medium-sized cities. Many small-sized city markets are still untapped or undeveloped. The development of these markets is generally considered one of the major growth opportunities for the Company.

The gas distribution in most medium-sized or large cities has already been developed by large distributors or has been still operated by state-owned companies. Acquisition opportunities exist where the distribution is still run by state-owned companies, as the government encourages privatization in these markets. Such acquisition would materially increase the Company’s assets and revenue. The Company intends to raise money for potential accretive acquisitions.

Material Challenges

Although there are numerous undeveloped small and medium-sized cities, we face increased competition as more small new players entered into the market, attracted by the profitability and the growth potential. In addition, we are also competing against the larger players, who are expanding into the smaller cities as the large city market is becoming saturated.

On the other hand, we have onlylimited opportunities in the major cities in China, as most of them are already occupied by other larger gas distributors, such as Xin’ao Gas Co., Ltd. (one of the largest distributor in China).

Separately, potential users in small and medium-sized cities are yet to be educated about the benefits of natural gas. Small cities tend to be more reluctant to use new energies than large cities, and small city residents tend to depend more on coal, rather than natural gas.It takes time to make them realize how natural gas can improve their quality of life. This is especially true for a new market, where there has been no use of natural gas.

Furthermore, China’s energy market is highly regulated by the government with regards to the purchase and sale prices of natural gas. Whenever there is an upward adjustment to the purchase price by the government, gas distributors increase the sale price correspondingly, subject to a public hearing and government approval. The increase of natural gas prices in China is lagging behind the increase in the international markets. Although the Chinese government has seldom adjusted the price of natural gas, we cannot rule out the possibility of such increase in the future. Even though we could adjust the sale price accordingly after the governmental increase in the purchase price, thereby passing the increase onto the end users, that would inevitably make natural gas more expensive, as compared to other alternative energies, and in turn hinder our business development.

Short-Term and Long-Term Risks

In each of the cities where we are developing or aiming to develop operations, the real estate market is the main factor that impacts us. As most of our residential customers are new home buyers, when the real estate market slows down, the demand for new homes could decrease, which would result in fewer natural gas connections and in turn negatively impact our business.

Thus, to reduce the Company’s dependence on connection fees, the Company is looking at opportunities to diversify its business by expanding into related industries, such as pipelines and gas stations. However, we do not expect to develop at full speed into those areas in the near future.

RESULTS OF OPERATIONS

Year Ended Dec 31, 2013 Compared to Year Ended Dec 31, 2012

In the year ended December 31, 2013, net revenues were $68,442,045 representing an increase of 35.8% from that of the previous year, and gross profit was $22,294,441, representing an increase of 23.6% from that of the previous year. Operating income in 2013 was $10,136,159 representing an increase of 8.3% from the previous year.

	For the 12 months ended December 31,
	2013	2012	Change
	US$	US$	%
Net Revenues	$68,442,045	$50,399,529	35.8%
Gross Profit	$22,294,441	$18,042,960	23.6%
Operating Income	$10,136,159	$9,358,062	8.3%
Net Income	$8,517,457	$6,383,440	33.4%
Gross Margin	32.6%	35.8%	-3.2%
Net Margin	12.4%	12.7%	-0.3%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network, and sales of natural gas.

Total net revenues for the year ended December 31, 2013 were $68,442,045, compared to $50,399,529 for the same period in 2012, representing an increase of 35.8%. The increase was due to the increases of both gas sales, and the connection fees. In 2013, we connected 72,882 new residential households to our gas distribution network, resulting in total connection fees of $27,124,579. Gas sales during the twelve months ended December 31, 2013 were $41,259,554. In comparison, we connected 59,009 new residential households to our gas distribution network in 2012, resulting in total connection fees of $23,426,503. Gas sales during the same period in 2012 were $26,973,026.

	For the 12 months ended December 31,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	68.4	100%	50.4	100%	35.8%
Connection Fees	27.1	39.6%	23.4	46.5%	15.8%
Gas Sales	41.3	60.3%	27.0	53.5%	53.0%
	0.06	0.1%

Our net revenues for the year ended December 31, 2013 increased by 35.8% compared to the same period of last year, which largely resulted from the following factors:

1)	Connection fees from residential customers increased by 22.9%. We were able to connect 72,882 residential households during the twelve months ended December 31, 2013 as compared to 59,009 in the same period of 2012.
2)	Gas sales increased by 53.0%. Gas sales to residential users continued to grow with a 9.4% increase. Gas sales to industrial users grew 103.2% and gas sales to industrial and commercial customers increased significantly compared to the previous year. Our Beijing Chengguang Subsidiary contributed to the significant increase of gas sales because it developed several new industrial and commercial customers during 2013. Gas sales are seasonal and the gas sales to residential users are stronger in the winter season due to the use of natural gas for heating.

Connection Fees

Connection fees in 2013 were $27.1 million, representing an increase of 15.8% over the results from 2012. Connection fees in 2013 accounted for approximately 39.6% of total net revenue compared to approximately 46.5% for the same period in 2012. 95.1% of connection fees in the twelve months ended December 31, 2013 were received from new residential users.

	For the 12 months ended December 31,
(in US$ millions)	2013		2012		Change
	US$	%	US$	%	%
Connection Fees	27.1	100%	23.4	100%	15.8%
Residential Users	25.8	95.1%	21.0	89.6%	22.9%
Industrial and Commercial Users	1.3	4.9%	2.4	10.4%	-45.8%

Gas Sales

Gas sales were $41.3 million in 2013, accounting for 60.3% of total net revenue in 2013, representing an increase of 53.0% from 2012. Gas sales to residential users increased 9.4%, from $14.4 million in 2012 to $15.7 million in 2013. Gas sales to industrial and commercial users increased 103.2%, from $12.6 million in 2012 to $25.6 million in 2013.

	For the 12 months ended December 31,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	41.3	100%	27.0	100%	53.0%
Residential Users	15.7	38.1%	14.4	53.2%	9.4%
Industrial and Commercial Users	25.6	61.9%	12.6	46.8%	103.2%

Cost of Revenues

Cost of revenues in 2013, which includes cost of connections and cost of gas sales, was $46.1 million, an increase of $13.8 million, or 42.6%, from $32.3 million in 2012.

	For the 12 months ended December 31,
	2013		2012		Change
(in US$ million)	US$	%	US$	%	%
Cost of Revenues	46.1	100%	32.3	100%	42.6%
Connection Cost	8.0	17.3%	7.0	21.7%	13.6%
Gas Cost	38.2	82.7%	25.3	78.3%	50.7%

Cost of Connections

The cost of connections increased 13.6% to $8.0 million during the year ended December 31, 2013 from $7.0 million for the same period in 2012. During the twelve months ended December 31, 2013, we incurred higher costs of raw materials, parts, and installation and maintenance fees as compared to the same period of 2012

Cost of connections includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, and installation and maintenance fees.

Cost of Gas Sales

The cost of gas sales increased 50.7% to $38.2 million during the year ended December 31, 2013 from $25.3 million during the same period in 2012. This increase in cost of gas sales is largely due to the increase in gas sales during this period.

The cost of natural gas sales includes the purchase and transport of natural gas and the depreciation of delivery equipment.

Gross Profit

	For the 12 months ended December 31,
	2013		2012		Change
(in US$ millions)	US$	%	US$	%	%
Gross Profit	22.3	100%	18.0	100%	23.6%
Connection	19.2	85.9%	16.4	91.0%	16.7%
Gas	3.1	13.8%	1.6	9.0%	89.0%

During the year ended December 31, 2013, gross profit was $22.3 million, representing an increase of approximately 23.6% from the same period of 2012. Gross profit from connection fees was $19.2 million for 2013, accounting for 85.9% of total gross profit. In comparison, gross profit from connection fees was $16.4 million for 2012, accounting for 91% of total gross profit. Gross profit from gas sales was $3.1 million, accounting for 13.8% of total gross profit, compared to $1.6 million, 9.0% of total gross profit in the same period in 2012.

Gross margin during the year ended December 31, 2013 was 32.6%, compared to 35.8% during the same period in 2012.

Gross margin for connection fees for 2013 was 70.6%, compared to 70.1% in 2012.  Gross margin for sales of natural gas was 7.5% in 2013, compared to 6.0% during the same period of 2012.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses during the year ended December 31, 2013 were $12.2 million and approximately 17.8% of our net revenues, compared with $8.7 million, or 17.2% of net revenues in the same period of 2012.

Operating Income

Our operating income in 2013 was $10.1 million, representing an increase of 8.3% compared to the operating income of $9.4 million in 2012.The increase was due to the higher gross margin.

Other Income (Expense)

Other income was $0.67 million for the year ended December 31, 2013, compared with other expense of $0.92 million for the same period of 2012. Investment income of $4.1 million, other income of $0.48 million and interest income of $0.19 million exceeded the other expense of $0.69 million and the interest expense of $3.4 million.

Income tax

Income tax was $2.3 million in 2013, compared to $2.0 million in 2012.

Net Income

Net income for the year ended December 31, 2013 was $8.5 million, an increase of 33.4% from $6.4 million in the same period in 2012. This result was due to the higher revenue and higher gross margin accomplished in 2013.

	For the 12 months ended December 31,
	2013	2012	Change
	US$	US$	%
EPS as stated in Financial Statement
Basic	0.22	0.17	29.4%
Diluted	0.22	0.17	29.4%

Liquidity and Capital Resources

Cash and cash equivalents were $5.1 million as of December 31, 2013, a decrease of $8.7 million as compared to $13.8 million of cash and cash equivalents as of December 31, 2012.

Cash sourced in operating activities for the year ended December 31, 2013 was $8.1million, a decrease of $7.0 million from $15.1 million during the same period of 2012.

Cash used in investing activities for the year ended December 31, 2013 was $28.3 million, an increase of $5.4 million from $22.9 million during the same period of 2012.

Cash sourced in financing activities for the year ended December 31, 2013 was $8.6 million.

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

Accounts Receivable

Accounts receivable as of December 31, 2013 were $11.4 million, representing a decrease of $0.6 million from $12.0 million as of December 31, 2012.

Notes Receivable

Notes receivable was $0.38 million as of December 31, 2013.

Inventory

Inventory was $1.1 million as of December 31, 2013 and was generally comprised of spare parts and natural gas.

Fixed Assets

Fixed assets as of December 31, 2013 were $95.1 million, an increase of $33.9 million from $61.2 million in 2012. The table below is a breakdown of our fixed assets at cost:

	2013	2012
At Cost
Gas Pipelines	$82,303,060	$50,028,098
Motor Vehicles	7,579,322	6,628,442
Machinery & Equipment	2,494,545	2,180,403
Buildings	2,177,529	1,862,560
Leasehold Improvements	99,918	88,071
Office Equipment	420,170	374,355
Less Accumulated depreciation	(9,706,350)	(7,894,733)

	$85,368,194	$53,267,196

Bank Loans

Short term bank loans as of December 31, 2013 were $29.9 million, an increase of $8.2 million from that as of December 31, 2012. Long term bank loans as of December 31, 2013 were $11.8million compared to 11.6 million as of December 31, 2012.

For more information concerning bank loans see the applicable note in the consolidated financial statements of the Company included herein.

Accounts Payables

Accounts payable as of December 31, 2013 was $19.3 million, representing an increase of $2.2 million from that as of December 31, 2012.

Other Payables

Other payables–current as of December 31, 2013– were $9.7 million, representing an increase of $0.15 million from that as of December 31, 2012.

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

Under the supervision of and with the participation of our Chief Executive Officer and our Principal Accounting Officer, our management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2013. Based on that evaluation, our management concluded that, as of December 31, 2013, our Company’s internal control over financial reporting was ineffective due to the following significant deficiencies:

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

Management’s Plan for Remediation of significant deficiencies

In 2013, our management worked, and, in 2014, will continue to work, to address these deficiencies in our internal control over financial reporting. Implementations of certain remedial measures include the following:

(1)	In 2013, the management engaged an Internal Audit Manager to assume responsibility for actively supervising the Company’s internal audit functions. With the assistance of third party professionals, the roles and responsibilities of the internal audit department together with the risk-based internal audit plan have been formulated. We need to continue to raise the experience level of our internal audit team. We are improving a training program and a review system to train all relevant team members.

(2)	We developed a master list of all related parties at the end of second quarter of 2011. We intend to develop a comprehensive Related Party Transactions Policy and a system for each department to cross check and report any potential issues.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2013, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

Directors and Executive Officers	Position/Title	Age
Yuchuan Liu	President, Chief Executive Officer, Director and Chairman of the Board	51
Zhicheng Zhou	Chief Operating Officer, Director	51
ZhiminZhong	Marketing Director	60
ShukuiBian	Vice President & Chief Engineer	51
Baoling Wang	Principle Accounting Officer	46
Robert Adler	Director	79
ChongjunDuan	Director	43
Jennifer Li	Director	45

There are no family relationships among our directors or executive officers.

All our directors hold office until the next annual meeting of our shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Set forth below is the biographical information about our directors and executive officers:

Mr. Yuchuan Liu. Mr. Liu was appointed our Chairman, Chief Executive Officer and President on September 7, 2006. Mr. Liu graduated from North Industrial University, Beijing, PRC with a bachelor of science degree in electrical engineering. Mr. Liu has been a licensed senior engineer in the PRC since 1997. Mr. Liu was the Chairman of the board of directors and General Manager of Beijing ZhongranWeiye Gas Co., Ltd. between 2003 and 2006 and he was the Chairman of the board of directors of Beijing XiangkeJiahua Petroleum and Natural Gas Co., Ltd. between 2000 and 2003. Prior to that, Mr. Liu served as CEO of Langfang Zhonggong Petroleum and Natural Gas Technology Co., Ltd. from 1997 to 1999. Prior to that, Mr. Liu served as the Chief of the Research and Development Department of PetroChina from 1983 to 1997. We believe that Mr. Yuchuan Liu, the founder of the Company, has the most extensive knowledge and experience in natural gas industry within the Company and this experience qualifies him to be Chairman of the Board.

Mr. Zhicheng Zhou. Mr. Zhou was appointed to be a director on our Board on March 13, 2008 and our Chief Operating Officer on October 19, 2006. Previously, Mr. Zhou served as the director and General Manager of Beijing Chenguang Gas Co., Ltd. from late 2002 to 2007. Prior to that, Mr. Zhou served as the Associate General Manager and later General Manager of Beijing ZhongranXiangke Petroleum and Oil Technology Co., Ltd. between 2001 and 2002. Mr. Zhicheng Zhou, the COO of the Company, has extensive knowledge and experience in natural gas industry and we believe these qualify him to be a director of the Company.

Mr. Chongjun Duan. Mr. Duan was appointed to be a director on our Board on April 25, 2011. Mr. Duan is a member of the audit committee and the compensation committee of the Board and is the Chairman of the compensation committee. Since July 2002, he has been Chief Financial Officer and Vice President of Zhongyou New Energy Co., Ltd. In 1994, Mr. Duan received his bachelor’s degree in economics from Central University of Finance and Economics. In 2010, he received a master’s degree in executive business administration (EMBA) from Tsinghua University. Mr. Duan has extensive relevant industrial and management experience and has served as a member of the Board since 2011, and, as such, we believe him to be qualified to be a director of the Company.

Mr. Robert Adler. Mr. Adler was appointed to be a director on our Board on May 3, 2011. Mr. Adler is also a member of the audit committee and the compensation committee of our Board and is the Chairman of the audit committee of our Board. Prior to his appointment to the Board, Mr. Adler’s most recent positions were member of the board directors and the audit committee of China Medicine Corp. from May 2006 to May 2010, and member of the board of directors and the audit committee of SinoEnergy Corp. from July 2006 to September 2010. Prior to that, in 2005, Mr. Adler taught financial English for a semester at Shanghai University of Finance and Economics. Mr. Adler’s prior experience also includes working as an investment adviser with UBS Financial Services, as a managing director for ING Furman Selz Asset Management, as Vice President and Senior Investment Officer of BHF Securities Corp. and DG Bank, New York Branch and working in various other positions within different organizations. Mr. Adler obtained a bachelor’s degree from Swarthmore College and studied at New York University School of Business Administration. Mr. Adler is a member of the Institute of Chartered Financial Analysts and a member of the New York Society of Security Analysts. Mr. Adler has extensive relevant financial and management experience and has served as a member of the Board since 2011, and, as such, we believe him to be qualified to be a director of the Company.

Ms. Jennifer Li. Ms. Li was appointed to be a director on our Board on May 3, 2011. Ms. Li is also a member of the audit committee and the compensation committee of our Board. Ms. Li is a certified public accountant. Prior to her appointment to the Board, Ms. Li’s most recent position was Hedge Fund Controller of Mercury Capital Management from June 2001 to January 2007. Ms. Li’s prior experience also includes working as a Vice President and Senior Relationship Manager at Morgan Stanley, as a Vice President and Portfolio Manager at Transamerica Business Capital, and as a Senior Associate with JP Morgan Chase. Ms. Li received her bachelor’s degree in economics from Fudan University, and her master’s degree in management and administrative sciences from the University of Texas (Dallas). Ms. Li has extensive relevant financial and management experience and has served as a member of the Board since 2011, and, as such, we believe her to be qualified to be a director of the Company.

Ms. Baoling Wang. Ms. Wang was appointed Principal Accounting Officer on August 1, 2011. Ms. Wang is a PRC Accountant and PRC Corporate Tax Professional and she won the title of “National Outstanding Finance Director” in 2009. Since 2005, Ms. Wang was general manager of the Finance Department and Vice President of Beijing ZhongranWeiye Gas Co., Ltd., an indirectly wholly owned subsidiary of Sino Gas International Holdings, Inc. Ms. Wang’s prior experience includes Financial Manager of Beijing Huiyuan Beverage and Food Group, Chief Accountant and Chief Financial Minister of Hubei Construction and Engineering Group Corporation, Executive Vice President and Chief Financial Minister of Hubei Jiyang Catering and Entertainment Company, and Minister of finance of Hubei Eken Construction and Engineering Company. Ms. Wang received her bachelor’s degree from Hubei University of Economics.

Mr. Shukui Bian. Mr. Bian was appointed our Vice President and Chief Engineer on September 7, 2006. Mr. Bian graduated from Daqing Petroleum Institute with a bachelor of science degree and from Petroleum University with a master’s degree. He served as Vice President of Beijing ZhongranXiangke Petroleum and Oil Technology Co., Ltd. between 2000 and 2007. Prior to that, Mr. Bian had been with North China Oilfield’s first refinery factory for fourteen years. Mr. Bian was one of the industry experts that drafted the National Standards of Natural Gas Usage in Cities in China.

Mr. Zhimin Zhong. Mr. Zhong was appointed our Marketing Director on September 7, 2006. Mr. Zhong graduated from Nanjing University with a bachelor of science in philosophy. Between 2004-2006, Mr. Zhong was the Marketing Director for Beijing ZhongranWeiye Gas Co., Ltd.. Mr. Zhong was Vice President of Shenzhen Guoqi Real Estate Co., Ltd. from 1995 to 2004. Prior to that, Mr. Zhong served as a government official in several cities in Jiangxi Province between 1978 and 1995.

Mr. Yuchuan Liu, with extensive experience in business development, and knowledge of the China’s natural gas industry, was elected as both our Chairman of Board and CEO to efficiently manage the Company. We currently do not have a lead independent director.

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

In 2013, the Board of Directors held 4 meetings, and the attendance rate of the directors was 100%.

Board Committees

Audit Committee

Our current Audit Committee is comprised of three (3) members and those members are Robert Adler, Jennifer Li and Chongjun Duan. Robert Adler is the Chairman of the Audit Committee. At the present time, we believe that the members of our Audit Committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company recognizes the importance of good corporate governance and as such appointed an Audit Committee comprised entirely of independent directors, including at least one financial expert, Robert Adler. The Audit Committee does not have a written charter.

In 2013, the Audit Committee met 4 times and attendance was 100%.

Compensation Committee

Our Compensation Committee is comprised of three (3) members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Chongjun Duan, Jennifer Li and Robert Adler. Chongjun Duan is the current Chairman of the Compensation Committee.

The purpose of the Compensation Committee is to review senior management’s performance and determine compensation, and review and set guidelines for compensation of all employees. The Compensation Committee does from time to time delegate its authority regarding compensation. Yuchuan Liu, our CEO, provides input to the Compensation Committee regarding the compensation of our executive officers. Currently, no consultants are engaged or used by the Compensation Committee for purposes of determining or recommending compensation.

In 2013, the Compensation Committee met 1 time and attendance was 100%.

Nominating Committee

The Board does not have a formal nominating committee, or a committee that performs similar functions, and does not have a nominating committee charter. The Board has concluded that the nominating process should not be limited to certain members so that a comprehensive selection of candidates can be considered. Therefore, the nomination process is conducted by the full Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers, directors and persons who own more than 10 percent of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10 percent stockholders are also required by SEC rules to furnish us with copies of all such forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2013, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, with the exceptions noted below:

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

Item 11. Executive Compensation

Summary Compensation Table

Name and Principal Underlying Positions	Year	Salary	Bonus	Option Awards	Stock Awards	All Other Compensation	Total
Yuchuan Liu	2013	$	$				$197,000
President & CEO	2012	$	$				$190,000
Zhicheng Zhou	2013	$	$				$197,000
Chief Operating Officer	2012	$	$				$190,000

The salary of each officer is part of his agreement with the Company. The amounts of the bonuses of the executives are not performance based. Each executive is guaranteed compensation paid in local currency Renminbi of approximately 1,200,000 per year(approximately $197,000 USD). At the end of the calendar year, if the actual paid compensation of an executive for the calendar year is less than $197,000, the difference shall be paid as a “bonus” during the following year. Due to exchange rate fluctuations the bonus figures listed in the Summary Compensation Table represent estimates only.

Our Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for our officers and key employees. The members of our Compensation Committee are Jennifer Li, Robert Adler and Chongjun Duan.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yuchuan Liu	$0	-	-	-	-	-	$0
Zhicheng Zhou	$0	-	-	-	-	-	$0
ChongjunDuan***	$10000	-	-	-	-	-	$10000
Robert Adler***	$10000	-	-	-	-	-	$10000
Jennifer Li***	$10000	-	-	-	-	-	$10000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of our equity securities, by (i) any person or group with more than 5% of any class of our voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer and (iv) all executive officers and directors as a group. The table reflects the ownership of our equity securities by the foregoing parties after the 304.44-for-1 reverse stock-split of our common stock.

As of December 31, 2013, we have outstanding (i) 57,608,833 shares of common stock, (ii) no shares of series A convertible preferred stock, and (iii) 200,997 shares of series B convertible preferred stock.

Shares of Series B convertible preferred stock vote together with shares of common stock on all matters upon which stockholders are entitled to vote. On those matters upon which the series B convertible preferred stock votes together with the common stock as a single class, each share of series B convertible preferred stock carries a number of votes equal to the number of shares of common stock that would be issuable upon conversion. Each holder of series B convertible preferred stock shall be entitled to notice of any stockholders’ meeting in accordance with our bylaws. In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock owned by a person on December 31, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person, including shares which the beneficial ownership may acquire within 60 days upon conversion of the series B convertible preferred stock or exercise of the warrants, option and conversion of the senior secured convertible notes and accompanying warrants, and (b) the denominator is the sum of (i) the total shares of that class outstanding on December 31, 2013, and (ii) the total number of shares issuable from the conversion of senior secured convertible notes for such person. Unless otherwise stated, each beneficial owner has the sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is:

c/o Beijing ZhongranWeiye Gas Co., Ltd.

No. 18 Zhong Guan Cun Dong St.

Haidian District

Beijing, China 10083 46

	Amount and Nature of Beneficial Ownership Common Stock		Percent of Common Stock
Owner of More than 5% of Class
Eloten Group Ltd.	6,524,174	(1)	11.3%
Leading King Investment Limited	5,384,923	(2)	9.3%
ChingKuen Lee	1,732,210	(3)(2)	3.0%
Tianbo Weng	6,635,209	(4)	11.5%
Lead Fame International Limited	25,806,451	(5)	44.8%

Directors and Executive Officers		(8)
Yuchuan Liu	6,524,174	(1)	11.3%
ZhiminZhong	393,581	(6)	*	%
Zhicheng Zhou	7,000	(7)	*	%
ShukuiBian	173,962	(6)	*	%
ChongjunDuan	0		*	%
Jennifer Li	0		*	%
Baoling Wang	0		*	%
Robert Adler	0		*	%
All Directors and Executive Officers	7,098,717		12.3%

* Less than 1%

(1)	Includes 6,524,174 shares of Common Stock issued upon conversion of Series A Convertible Preferred Stock to Eloten Group Ltd., which are beneficially attributed to Mr. Yuchuan Liu. Mr. Liu and his wife hold an aggregate of 100% ownership interest in Eloten Group Ltd. The registered office of Eloten Group Ltd. is Akara Bldg., 24 De Castro Street, Wickham Cay I, Road Town, Tortola, British Virgin Islands.
(2)	Includes 5,384,923 shares of Common Stock issued upon conversion of Series A Convertible Preferred Stock to Leading King Investment Limited (“Leading King”), which are beneficially attributed to Mr. ChingKuen Lee (“Mr. Lee”). The registered office of Leading King is Portcullis Trust Net Chambers, P.O. Box 34444, Road Town Tortola, British Virgin Islands.
(3)	On October 20, 2011, Mr. Lee acquired 1,732,210 shares of the Common Stock on the public market. Mr. Lee’s address is unit 3605-07, 36/F., Metroplaza 2, 223 Hing Fong Road, New Territories, Hong Kong.
(4)	On June 30, 2011, Mr. Tianbo Weng (“Mr. Weng”) purchased 6,635,209 shares of the Common Stock from Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, LP. Mr. Weng’s address is Zhongyou Building, fifth floor, 151 Kaijin Road, Xuhui District, Shanghai, China 200235.

(5)	On September 25, 2013, Lead Fame International Limited (“Lead Fame”) acquired and converted an 8% convertible note (the “Note”) previously held by Goldfield International Investments Ltd. Upon conversion of the Note, 25,806,452 shares of Common Stock were issued to Lead Fame. Lead Fame’s principal business address is Portcullis Trust Net Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands. The sole shareholder and director of Lead Fame is Mr. Zhonglin Dai (“Mr. Dai”) and he has sole voting and dispositive power after the shares held by Lead Fame. Mr. Dai’s business address is Suite 1107, Office Tower C1, Oriental Plaza No.1 East Chang An Avenue, Beijing 100738, China.
(6)	Shares of Common Stock issued to Gas (BVI) as a result of the consummation of the share exchange agreement are beneficially attributed to each of the Gas (BVI) shareholders based on each shareholder’s percentage ownership interest in Gas (BVI) immediately prior to execution of the share exchange agreement.
(7)	Includes 7,000 shares of Common Stock Mr. Zhicheng Zhou acquired on the market.
(8)	Except as otherwise stated, the address of the directors and executive officers listed in the table is: c/o Beijing ZhongranWeiye Gas Co., Ltd., No. 18 Zhong Guan Cun Dong St., Haidian District, Beijing, China 10083.

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

Transactions with Related Persons

None.

Item 14. Principal Accounting Fees and Services

Aggregate fees billed by the Company’s current principal accountants, Samuel H. Wong & Co., LLP, for audit services related to the most recent fiscal year, and for other professional services billed in the most recent fiscal year, were as follows:

Type of Fee	Fiscal Year 2013	Fiscal Year 2012
Audit Fees (1)	$135,000	135,000
Audit-Related Fees	—	—
Tax Fees (2)	4,500	4,500
All Other Fees	—	—
Total	$139,500	139,500

(1)	Comprised of the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.
(2)	Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries.

Pre-Approval Policies and Procedures

All audit and non-audit services provided by Samuel H. Wong & Co., LLP to us are reviewed and pre-approved by our Audit Committee.

All services provided to us by Samuel H. Wong & Co., LLP in 2012 and 2013 were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibit

Number

3.1	Articles of Incorporation, as amended on November 14, 2006 incorporated by reference from Form 10-Q filed on August 20, 2007, File Number 000-51364
3.2*	Bylaws
3.3*	Certificate of Designations authorizing the Series A Convertible Preferred Stock
3.4*	Amended and Restated Certificate of Designations authorizing the Series B Convertible Preferred Stock
4.1**	Series B Stock Purchase Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd. and each of the other investors party thereto
4.2**	Registration Rights Agreement, dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Vision Opportunity Master Fund, Ltd.
4.3**	Lock-Up Agreement, dated as of September 7, 2006, by and among, Dolce Ventures, Inc., Leading King Investment Limited, Eloten Group, Ltd., Cheng Fang and certain other parties named therein
4.4*	Form of Series A Warrant
4.5*	Form of Series B Warrant
4.6*	Form of Series C Warrant
4.7*	Form of Series D Warrant
4.8*	Form of Series J Warrant
4.9**	Share Exchange Agreement dated as of September 7, 2006, by and between, Dolce Ventures, Inc., Yuchuan Liu, and each of the other parties named therein
4.10**	Stock Purchase Agreement dated as of August 24, 2006, by and between, Gas Investment China Co., Ltd. and each of the other parties named therein
4.11**	Consulting Agreement dated August 8, 2006, by and between Kuhns Brothers, Inc. and Dolce Ventures, Inc.
4.12**	Engagement Letter dated Feb 15, 2006, by and between, Beijing ZhongranWeiye Gas Co., Ltd. and Kuhns Brothers, Inc.
4.13**	Escrow Agreement dated September 7, 2006, by and between, Gas Investment China Co., Ltd., Vision Opportunity Master Fund, Ltd. and Kramer Levin Naftalis& Frankel LLP
4.14****	Securities Purchase Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.15****	Registration Rights Agreement dated as of September 7, 2007 by and among the Company and the investors named therein
4.16****	Make Good Escrow Agreement dated as of September 7, 2007 by and between the Company, the investors and Manufacturers and Traders Trust Company, as escrow agent
4.17***	Series B Stock Purchase Agreement, dated as of October 20, 2006, by and among, Dolce Ventures, Inc., and each of the other investors named therein
4.18***	Registration Rights Agreement, dated as of October 20, 2006, by and between, Dolce Ventures, Inc., and each of the other investors named therein
4.19***	Form of Lock-Up Agreement, by and among, Dolce Ventures, Inc., and certain other parties named therein
4.20	Securities Purchase Agreement dated as of November 30, 2009, between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.1 to Form 8-K/A filed on January 19, 2010
4.21	Pledge Agreement dated as of November 30, 2009 between Sino Gas International Holdings, Inc. and certain purchasers incorporated by reference from exhibit 10.2 to Form 8-K filed December 4, 2009
4.22	Guaranty dated as of November 30, 2009 between Chairman and CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.3 to Form 8-K filed December 4, 2009
4.23	Voting Agreement dated as of November 30, 2009 between a majority of the outstanding common stock of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.4 to Form 8-K filed December 4, 2009
4.24	Form of Lock-Up Agreement between Yuchuan Liu, CEO of Sino Gas International Holding, Inc. and certain purchasers incorporated by reference from exhibit 10.5 to Form 8-K filed December 4, 2009
10.1	Urban Gas Development Agreement with Jinzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.2	Municipal Public Utilities Franchise Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998

10.3	Urban Gas Development Agreement with Yutian County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.4	Urban Gas Development Agreement with Wuqiao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.5	The Agreement on Developing the Pipeline Gas Project with Xintang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.6	Urban Gas Development Agreement with Linzhang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.7	Urban Gas Development Agreement with Ningjin County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.8	Urban Gas Development Agreement with Luquan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.9	Gas Supply Contract with Henan ZhongyuanLvneng Advanced Technology Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.10	Gas Supply Contract with PetroChinaHuabei Oilfield Company incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.11	Gas Supply Contract with Tianjin Dagang Oilfield Transportation Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.12	Gas Supply Contract with Hebei Natural Gas Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.13	Gas Supply Contract with Xinjiang Guanghui LNG Development Co., Ltd. incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.14	Pipe Gas Franchise Agreement for Baishan City incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.15	Pipe Gas Franchise Agreement for Si County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.16	Pipe Gas Franchise Agreement for Xiahuayuan District incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.17	Pipe Gas Franchise Agreement for Yu County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.18	Pipe Gas Franchise Agreement for Wuhe County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.19	Pipe Gas Franchise Agreement for Zaoqiang County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.20	The Cooperation Agreement on Gas Project in Xinji Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.21	The Cooperation Agreement with Chengan County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.22	Urban Gas Development Agreement with Nangong Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.23	Pipe Gas Franchise Agreement for Pei County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.24	Urban Gas Development Agreement with Gucheng County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.25	Urban Pipe Natural Gas Project Development Agreement with Sihong County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.26	Urban Gas Development Agreement with Changli County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.27	Urban Gas Development Agreement with Shenzhou Town incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.28	Urban Gas Development Agreement with Longyao County incorporated by reference from SB-2 filed on January 11, 2008, File Number 333-147998
10.29	Shareholders’ Agreement among Yunnan Investment Group, Sino Gas International Holdings, Inc. and Qujing Development Investment Co., Ltd. dated April 22, 2008 incorporated by reference from Form 10-K filed on March 31, 2009.
10.30	Equity Interest Transfer Agreement dated among Beijing ZhongranWeiye Gas Co., Ltd. Wuhan Shicheng Estate Development Co., Ltd. and Song Tiegang etc. dated April 23, 2008 incorporated by reference from Form 10-K filed on March 31, 2009

10.31	Subscription Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
10.32	Shareholders Agreement dated December 17, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2010)
16.1*	Letter dated September 7, 2006 from Dolce Ventures, Inc. to Robison, Hill & Co.
16.2*	Letter dated September 12, 2006 from Robison, Hill & Co. to the SEC
21.1†	List of Subsidiaries
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference from Form 8-K filed September 7, 2006, File Number 000-51364
**	Incorporated by reference from Form 8-K/A filed on November 28, 2007, File Number 000-51364
***	Incorporated by reference from Form 8-K/A filed on November 27, 2007, File Number 000-51364
****	Incorporated by reference from Form 8-K filed September 13, 2007, File Number 000-51364
†	Filed herewith
††	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: April 14, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman of the Board, Director,
President and Chief Executive Officer

Date: April 14, 2014	By:	/s/ Baoling Wang
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

Signatures	Title	Date

/s/ Yuchuan Liu	Chief Executive Officer, Chairman of the Board, Director, and President	April 14, 2014
Yuchuan Liu	(Principal Executive Officer)

/s/ Baoling Wang	Principal Accounting Officer	April 14, 2014
Baoling Wang

/s/ ChongjunDuan	Director	April 14, 2014
ChongjunDuan

/s/ Zhicheng Zhou	Director and Chief Operating Officer	April 14, 2014
Zhicheng Zhou

/s/ Robert Adler	Director	April 14, 2014
Robert Adler

/s/ Jennifer Li	Director	April 14, 2014
Jennifer Li

Sino Gas International Holdings, Inc.

Audited Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

Content	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F3 - F4

Consolidated Statement of Income and Comprehensive Income	F-5

Consolidated Statements of Stockholders’ Equity	F6 - F7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 - F-37

To:	The Board of Directors and Stockholders of
Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Gas International Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
April 3, 2014	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(Stated in US Dollars)

ASSETS		12/31/2013	12/31/2012
Current Assets	Notes
Cash & cash equivalents	2(e)	$5,093,408	$13,836,027
Restricted cash		-	232,326
Notes receivable		376,186	65,254
Accounts receivable	2(f),3	11,421,671	11,951,962
Other receivables	4	4,612,461	3,228,774
Related party receivable	5	292,444	343,551
Inventory		1,104,548	719,342
Advance to suppliers	2(g)	10,027,964	5,364,552
Prepaid expenses and taxes		2,185,796	969,229
Total Current Assets		35,114,478	36,711,017

Non-Current Assets
Investment	2(h),6	27,673,587	23,213,107
Property, plant & equipment, net	2(j),7	85,368,194	53,267,196
Construction in progress	2(m)	30,150,669	43,384,156
Intangible assets, net	2(k),9	956,621	949,987
Goodwill	2(l),8	4,481,507	1,677,975
Deposit		855,597	562,790
Total Non-current Assets		149,486,175	123,055,211

Total Assets		184,600,653	$159,766,228

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	29,898,593	$21,810,580
Accounts payable		19,257,221	17,073,587
Other payables - current portion	11(a)	9,730,782	9,578,447
Accrued liabilities		-	38,259
Convertible bonds	12	-	8,020,825
Unearned revenue	2(n)	5,454,519	3,813,148
Related party payable		265,812	-
Total Current Liabilities		64,606,927	60,334,846

Non-current Liabilities
Long-term bank loans	10(b)	11,808,963	11,557,765
Total Non-current Liabilities		11,808,963	11,557,765

Total Liabilities		76,415,890	$71,892,611

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(Stated in US Dollars)

STOCKHOLDERS' EQUITY		12/31/2013	12/31/2012
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 and 209,681 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	13	$201	$210

Additional paid in capital - Preferred Stock B		233,655	233,655

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of December 31, 2013 and 2012, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833 and 31,793,698 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	13	57,607	31,801

Additional paid in capital - Common Stock		46,757,176	38,069,322

Additional paid in capital - Warrants Series: A, B, J, C, D			-
Additional paid in capital - Warrants Series: E, G			-
Additional paid in capital - Warrants Series: F, R			-
Additional paid in capital - Convertible Bonds Detachable Warrants			-
Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	7,553,112	6,150,234
Retained earnings		37,379,816	30,024,006
Non-Controlling Interest		7,410,654	7,374,492
Accumulated other comprehensive income	2(x)	8,276,691	5,474,055
Total Stockholders' Equity		108,184,763	87,873,617

Total Liabilities & Stockholders' Equity		$184,600,653	$159,766,228

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2013 and 2012

(Stated in US Dollars)

		Notes	12/31/2013	12/31/2012
	Sales	2(r)	$68,442,045	$50,399,529
	Cost of revenue	2(s)	(46,147,604)	32,356,568
	Gross Profit		22,294,441	18,042,961

	Operating Expenses
	Selling expenses		5,431,969	3,686,534
	General and administrative expenses		6,726,313	4,998,365
	Total operating expenses		12,158,282	8,684,899

	Operating Income		10,136,159	9,358,062

	Other Income/(Expense)
	Investment income	2(s)	4,136,340	2,985,233
	Other income		482,349	1,979,844
	Other expense		(688,799)	(2,748,237)
	Interest income		185,413	253,924
	Interest expense		(3,446,647)	(3,395,554)
	Gain on disposal of subsidiaries	18(a)	-	-
	Total other income/(expense)		668,656	(924,790)

	Earnings from continued operation before tax		10,804,815	8,433,272
	Income taxes	2(t),15	(2,287,358)	(2,049,832)
	Income from continued operation		8,517,457	6,383,440

	Income/(loss) from discontinued operation, net of tax	18(b)	-	-
	Net income		$8,517,457	$6,383,440

	Net Income Attributable to
	-Common stockholders		$8,481,295	$5,321,721
	-Non-controlling stockholders		$36,162	$1,061,719
			$8,517,457	$6,383,440

	Other Comprehensive income
	Foreign currency translation adjustment		2,802,636	(2,748,884)
	Comprehensive income		$11,320,093	$3,634,556

	Comprehensive Income Attributable to:
	-Common stockholders		$11,272,032	$3,030,042
	-Non-controlling stockholders		$48,061	$604,514
			$11,320,093	$3,634,556

	Earnings Per Share	2(z),16
Basic:	-Net income		$0.22	$0.17
	-Income from continued operation		0.22	0.17
	-Income from discontinued operation		0.00	0.00
Diluted:	-Net income		$0.22	$0.17
	-Income from continued operation		0.22	0.17
	-Income from discontinued operation		0.00	0.00
	Weighted Average Shares Outstanding
	-Basic		39,155,453	31,795,007
	-Diluted		39,155,453	40,854,873

	Earnings Per Share
	-Net income		$0.15	$0.17
	-Income from continued operation		0.15	0.17
	-Income from discontinued operation		0.00	0.00

	Number of Shares Outstanding		57,608,833	31,802,382

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2013 and 2012

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2012	209,681	210	243,750	-	-	-	31,793,698	31,792	36,302,875
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Preferred Stock B to Common Stock	(8,684)	(9)	(10,095)	-	-	-	8,684	9	68,435
Expiration of Convertible Bond	-		-	-	-	-	-	-	2,584,912
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	-	(886,900)
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322

Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	25,806,451	25,806	8,687,854
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2013	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of and for the year ended December 31, 2013 and 2012

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	-	-	-	223,367	1,408,648	6,150,234	24,702,285	3,417,981	8,222,939	80,704,081
Net Income	-	-	-	-	-	-	6,383,440	-	-	6,383,440
Conversion of Preferred Stock B to Common Stock	-	-	-	-	(58,340)	-	-	-	-	-
Expiration of Convertible Bond	-	-	-	(223,367)	(1,092,522)	-	-	-	-	1,269,023
Conversion of Convertible Bonds to Common Stock	-	-	-	-	258,065	-	-	-	-	258,065
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(1,061,719)	1,061,719	-	-
Issuance of Subsidiary’s Common Stock	-	-	-	-	-	-	-	2,894,792	-	2,007,892
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	(2,748,884)	(2,748,884)
Balance at December 31, 2012	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617

Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	8,517,457	-	-	8,517,457
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	8,713,660
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(36,162)	36,162	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy						277,393				277,393
Appropriation of Retained Earnings	-	-	-	-	-	1,125,485	(1,125,485)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,802,636	2,802,636
Balance at December 31, 2013	-	-	-	-	515,851	7,553,112	37,379,816	7,410,654	8,276,691	108,184,765

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Cash Flows from Operating Activities	12/31/2013	12/31/2012
Net Income	$8,517,457	$6,383,440
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	(5,356)	16,404
Depreciation expense	1,811,617	1,670,713
Amortization expense of intangible assets	57,524	28,700
Amortization expense of convertible bonds	563,204	(474,744)
Loss/(gain) from sale of subsidiaries	-	-
Impairment loss	-	-
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	232,326	(232,326)
Decrease/(increase) in accounts and other receivables	(1,158,972)	1,350,640
Decrease/(increase) in inventory	(385,206)	(85,150)
Decrease/(increase) in prepayments	(5,879,979)	(911,359)
Decrease/(increase) in related party receivable	51,107	80,664
Increase/(decrease) in accounts and other payables	4,334,525	7,247,769
Cash Sourced/(Used) in operating activities of continued operations	8,138,247	15,074,751

Cash Sourced/(Used) in operating activities of discontinued operations	-	-
Cash Sourced/(Used) in operating activities	8,138,247	15,074,751

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	(292,807)	187,682
Increase of investment in equity	(4,460,481)	(3,439,392)
Purchase of property, plant & equipment	(33,912,615)	(5,877,622)
Increase of goodwill	(2,803,532)	-
Purchase of intangible assets	(64,158)	-
Decrease/(increase) in construction in progress	13,233,487	(13,751,182)
Cash Sourced/(Used) in investing activities of continued operations	(28,300,106)	(22,880,514)

Cash Sourced/(Used) in investing activities of discontinued operations	-	-
Cash Sourced/(Used) in investing activities	(28,300,106)	(22,880,514)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	8,339,211	16,242,637
Accretion of convertible bonds discount	-	2,257,009
Increase of statutory reserve	277,393	2,894,792
Increase of notes payable	-	640,189
Cash Sourced/(Used) in financing activities	8,616,604	22,034,627

Net increase in cash & cash equivalents for the periods	(11,545,255)	14,228,864
Effect of currency translation	2,802,636	(3,267,383)
Cash & cash equivalents at the beginning of periods	13,836,027	2,874,546
Cash & cash equivalents at the end of periods	$5,093,408	$13,836,027

Supplementary cash flows information
Interest received	$185,413	$253,924
Interest paid	$2,915,892	$3,355,723
Income tax paid	$1,552,950	$2,285,669

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

As of and for the years ended December 31, 2013 and 2012

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of December 31, 2013:

Name of Company	Place of Incorporation	Date of Incorporation	Beneficial Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000
Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039
Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000
Tongyuan International Holding Limited	Hong Kong	12/20/2011	51	51	HKD 10,000
Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000
Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600
Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 9,510,000
Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	100	RMB 3,000,000
Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100	RMB 3,000,000
Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100	RMB 7,135,000
Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100	RMB 8,800,000

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000
Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000
Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100	RMB 7,700,000
Jiangsu Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9	RMB 45,694,900
Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 2,000,000
Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100	RMB 5,825,000
Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000
Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 6,927,000
Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000
Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000
Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000
Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 14,500,000
Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000
Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB 2,000,000
Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 7,439,000

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000
Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000
Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 300,000
Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 95,579,270
Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000
Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000
Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90%	RMB 10,000,000
Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 1,000,000
Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB 1,000,000
Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB 1,000,000
Baishan Liquified Gas Co., Ltd.	PRC	8/31/2012	100	100	RMB 2,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company extends unsecured credit to customers in the normal course of business and does not accrue interest on trade accounts receivable.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

At December 31, 2013, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have no impairment losses for the year then ended.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

At December 31,	Quoted in	Significant
2012:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$13,836,027	$-	$-	$13,836,027
Notes receivable	65,254	-	-	65,254
Total financial assets	$13,901,281	$-	$-	$13,901,281

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$5,093,408	$-	$-	$5,093,408
Restricted cash	-	-	-	-
Total financial assets	$5,093,408	$-	$-	$5,093,408

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(p)	Foreign Currency Translation

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

	12/31/2013	12/31/2012
Years end RMB : US$ exchange rate	6.1140	6.3161
Average yearly RMB : US$ exchange rate	6.1982	6.3198

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%
iv. Tongyuan International Holdings Limitied	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2013.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of and for the years ended December 31, 2013 and 2012

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the years ended December 31, 2013 and 2012 included net income and foreign currency translation adjustments.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

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

As of December 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at December 31, 2013 and December 31, 2012 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Accounts Receivable

	12/31/2013	12/31/2012
Accounts receivable	$11,537,041	$12,072,689
Less: Allowance for bad debt	(115,370)	(120,727)
Accounts receivable, net	$11,421,671	$11,951,962

Allowance for Bad Debt

	12/31/2013	12/31/2012
Beginning balance	$(120,727)	$(104,323)
Allowance provided	-	(16,404)
Charge against allowance	-	-
Reversals	5,357	-
Ending balance	$(115,370)	$(120,727)

Accounts Receivable Aging Analysis

	12/31/2013	12/31/2012
<30 Days	$6,516,988	$4,264,620
30-60 Days	861,401	1,122,384
60-90 Days	280,978	2,253,942
90-180 Days	978,959	480,993
180-360 Days	2,261,626	95,569
>360 Days	637,089	3,855,181
Total	$11,537,041	$12,072,689

Top ten customers accounted for 50.04% of the total accounts receivable as of December 31, 2013:

Beijing Langfa Oil and Gas Technolody Co., Ltd	$288,488	2.50%
Beijing Yinzuo Hezhi Real Estate Development Co., Ltd.	335,241	2.91%
Beijing Tongzhou Ayou Liquified Gas Station	397,779	3.45%
Hebei Dihua Real Estate Co., Ltd	417,157	3.62%
Shanghai DaTun energy co., Ltd. (Jiangsu Branch)	846,353	7.34%
Xuzhou Lanyan Gas Co., Ltd.	1,248,720	10.82%
Jiangsu Zhonghuang Real Estate Co., Ltd.	505,479	4.38%
Lianyun Port Zhaolong Home Development Co., Ltd.	519,038	4.50%
Hebei Zhonggang Steel Co., Ltd.	365,755	3.17%
Tongshan Weiye Gas Co., Ltd.	855,340	7.41%
	$5,779,351	50.09%

4.	OTHER RECEIVABLES

	12/31/2013	12/31/2012
Employee advance	$230,152	$323,463
Advance for consultant or audit service	279,015	786,404
Short term security deposit for construction pipeline	189,058	186,090
Others	3,914,236	1,932,817
	$4,612,461	$3,228,774

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

5.	RELATED PARTY RECEIVABLE

A related party receivable of $292,444 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $292,444 (RMB 2,169,900) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		12/31/2013	12/31/2012
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$14,051,432	$9,938,953
(2)	Qujing City Fuel Gas Co., Ltd.	9,369,198	9,157,282
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,220,245	4,085,207
(4)	China Construction Bank	32,712	31,665
	Total	$27,673,587	$23,213,107

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $ (RMB) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $ investment as of December 31, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,369,198 investment as of December 31, 2013 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$1,642,152	$7,766,760
Prior years investment income	3,649,679	1,158,129
2012 investment income	2,762,215	645,742
2013 investment income	8,759,601	624,309
	$14,051,432	$9,369,198

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of December 31, 2013, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,220,245 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $32,712 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of December 31, 2013 and December 31, 2012:

12/31/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$82,303,060	$5,002,669	$77,300,391
Motor Vehicles	7,579,322	3,377,664	4,201,658
Machinery & Equipment	2,494,545	601,929	1,892,616
Buildings	2,177,529	450,595	1,726,934
Leasehold Improvements	99,918	75,962	23,956
Office Equipment	420,170	197,531	222,639
Total	$95,074,544	$9,706,350	$85,368,194

12/31/2012	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$50,028,098	$3,961,187	$46,066,911
Motor Vehicles	6,628,442	2,835,134	3,793,308
Machinery & Equipment	2,180,403	484,195	1,696,208
Buildings	1,862,560	378,184	1,484,376
Leasehold Improvements	88,071	68,158	19,913
Office Equipment	374,355	167,875	206,480
Total	$61,161,929	$7,894,733	$53,267,196

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the years ended December 31, 2013 and 2012 were $1,811,617 and $1,670,713, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of December 31, 2013 and December 31, 2012.

	12/31/2013	12/31/2012
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan	2,803,532	-
	$4,481,507	$1,677,975

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2013 and December 31, 2012:

12/31/2013	At Cost	Accumulated Amortization	Net
Land Use rights	$1,113,889	$159,018	$954,871
Franchises	408,898	408,898	-
Accounting Software	51,465	49,715	1,750
	$1,574,251	$617,630	$956,621

12/31/2012	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,009,020	$108,115	$900,905
Franchises	395,813	395,813	-
Accounting Software	105,260	56,178	49,082
	$1,510,093	$560,106	$949,987

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the years ended December 31, 2013 and 2012 were $57,524 and $28,700, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	12/31/2013	12/31/2012
China Minsheng Banking Corp., Ltd. - Pinganli Branch	1	02/28/2013	9.512%	$-	$1,108,279
China Merchants Bank - Beijing Shouti Branch	5	06/14/2013	7.888%	-	1,583,255
Bank of China - Baishan Branch	4	06/19/2014	6.650%	1,962,709	1,424,930
Bank of China - Shijiazhuang Branch	3	06/06/2014	7.200%	1,635,590	1,583,255
Nanjing Bank	6	01/17/2013	7.500%	-	357,627
Nanjing Bank	6	01/17/2013	8.800%	-	799,386
Wuhe Yongtai Bank		06/20/2014	9.900%	817,795	759,963
Bank of Beijing – Zhongguancun Haidian Park Branch		08/29/2014	7.200%	817,795	791,628
Baishan Dinghe Small Loan Co., Ltd.		On Demand	43.200%	-	316,651
Nanjing Bank	6	10/24/2013	7.500%	-	1,448,679
Dalian Bank - Beijing Branch	2	12/31/2013	8.100%	-	1,345,767
China Development Bank - Beijing Branch	7	12/26/2013	6.900%	-	7,916,277
Pudong Development Bank - Shijiazhuang Bruanch		10/30/2013	7.800%	-	2,374,883
Pudong Development Bank - Shijiazhuang Bruanch		1/7/2014	7.800%	817,795	-
Nanjing Bank	6	2/21/2014	7.500%	1,774,616	-
Industrial and Commercial Bank of China – Zhongguancun Branch		6/25/2014	5.000%	981,354	-
China Merchants Bank		6/26/2014	8.100%	1,635,590	-
Bank of China - Baishan Branch	4	08/30/2014	6.450%	327,118	-
Baishan Huida Investment Management Co, Ltd.		09/05/2014	6.250%	785,083	-
Peixuan Rural Credit Cooperation		07/18/2014	11.674%	4,906,771	-
Nanjing Bank	6	11/20/2014	7.500%	1,496,565	-
China Development Bank - Beijing Branch	7	11/21/2014	7.200%	8,177,952	-
Minsheng Bank		11/7/2014	6.000%	1,308,472	-
Pudong Development Bank - Shijiazhuang Bruanch		10/23/2014	7.800%	2,453,388	-
Total				$29,898,593	$21,810,580

Note:

1)	The loan provided by China Minsheng Bank Corp., Ltd. was guaranteed by the CEO Mr. Liu Yuchuan’s personal credit.

2)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

3)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

4)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

5)	The loan provided by China Merchants Bank was guaranteed by the CEO Mr. Liu Yuchuan with unlimited liability, and the management Mr. Wang Weidong and Ms. Song Erxin with $154,703 (RMB 1,000,000) liabilities each.

6)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

7)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.     LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	12/31/2013	12/31/2012
Bank of China - Baishan Branch	06/24/2015	6.650%	$981,354	$2,849,860
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,303,893	3,958,139
Bank of China - Baishan Branch	08/30/2016	6.450%	2,616,945	-
Pudong Development Bank - Shijiazhuang Bruanch	07/25/2018	6.850%	4,906,771	-
Peixuan Rural Credit Cooperation	07/18/2014	11.674%	-	4,749,766
Total			$11,808,963	$11,557,765

11.	OTHER PAYABLES

(a)     Current other payables consisted of the following at December 31, 2013 and 2012:

Ref.		12/31/2013	12/31/2012
(1)	Amount due to Employees	$2,675,923	$3,241,752
(2)	Tax Payable	1,604,898	1,256,502
(3)	Payables to Subcontractors	212,210	3,614,959
(4)	Others	5,237,751	1,465,234
	Total	$9,730,782	$9,578,447

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

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

(a) $8,000,000 Convertible Bond

On December 20, 2012, the Company completed a financing transaction with certain purchasers, issuing $8,000,000 of senior secured convertible debentures maturing on December 20, 2013 (the "Bonds"), with a conversion price of $0.31 per share, entitling the holders to purchase an aggregate of 25,806,452 shares of the Company's common stock.

On September 15, 2013, Lead Fame completed its acquisition of the 8% the Bond in the aggregate principal amount of $8,000,000 convertible into shares of the Company’s Common Stock, that was originally issued to Goldfield International Investments Ltd. (“Goldfield”) .. On September 18, 2013, Lead Fame converted the full amount of the Bond at the conversion price of $0.31 resulting in the issuance of 25,806,451 shares of Common Stock to Lead Fame.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

The convertible bonds payable, net consisted of the followings:-

		12/31/2013	12/31/2012
Ref.		8M Bonds	8M Bonds
(1)	Convertible Bonds Payable – principal	$-	$8,000,000
(2)	Less: Interest Discount - Warrants	-	-
(3)	Less: Interest Discount - Beneficial Conversion Feature	-	(258,065)
(4)	Less: Bond Discount - Issuance Cost	-	-
(5)	Accretion of Interest Discount - Warrants	-	-
(6)	Accretion of Interest Discount - Beneficial Conversion Feature	-	258,065
(7)	Accretion of Bond Discount - Issuance Cost	-	-
(8)	Accretion of Interest Discount - Redemption	-	20,825
	Convertible Bonds Payable, net	$-	$8,020,825

(1)	The principal amounts listed above represent the face amount of the convertible notes.

(2)	The proceeds were allocated between the convertible bonds and warrants based on their relative fair value. See Note 13 Capital Stock for the calculation of fair value of convertible bonds detachable warrants.

(3)	Because the conversion price is $0.31, which is lower than the fair market value of common stock on the date of issuance, the beneficial conversion feature was applied. Since the $8M bond will expire in one year, the beneficial conversion feature was amortized immediately.

(4)	The bond has no issuance cost.

(5)	Based on a 15% per annum redemption rate, the redemption values were determined to be $800,000.

Included in interest expense of $3,440,839, was $480,000 convertible bonds coupon expense and $542,334 non-cash flow amortization expense of convertible bonds, and $2,418,505 of bank loan interest expense.

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

The following table depicts the Company’s outstanding securities as of December 31, 2013:

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

14.      INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the years ended December 31, 2013 and 2012:

Description	December 31, 2013	December 31, 2012
Income (loss) before taxes:
US	$(1,525,716)	$(3,530,718)
BVI	(1,399,663)	1,503,709
PRC	13,730,197	10,460,281
Total income before taxes	10,804,818	8,433,272

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	2,287,358	2,049,832
	2,287,358	2,049,832
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	2,287,358	2,049,832

Effective tax rate	21.17%	24.31%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the years ended December 31, 2013 and 2012 are shown in the following table:

	December 31, 2013	December 31, 2012
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00%)	(9.00%)
Tax holiday	(3.83%)	(0.69%)
Accruals in foreign jurisdictions	-	-
Effective tax rate	21.17%	24.31%

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

Financial Position Segment Report
As of December 31, 2013
	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,400,818	$13,645,586	$68,074	$35,114,478
Non-Current Assets	56,203,182	88,145,295	5,137,698	149,486,175
Total Assets	77,604,000	101,790,881	5,205,772	184,600,653

Liabilities
Current Liabilities	9,030,719	55,576,208	-	64,606,927
Non-current Liabilities	1,650,650	10,158,313	-	11,808,963
Total Liabilities	10,681,369	65,734,521	-	76,415,890

Net Assets	66,922,631	36,056,360	5,205,772	108,184,763

Liabilities & Equities	$77,604,000	$101,790,881	$5,205,772	$184,600,653

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

Operation Result Segment Report
For the year ended December 31, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$54,192,306	$34,554,085	$(20,304,346)	$68,442,045
Cost of Revenue	(51,057,123)	(15,259,769)	20,169,288	(46,147,604)
Gross Profit	3,135,183	19,294,316	(135,058)	22,294,441

Operating Expense	(1,402,889)	(8,633,562)	(2,121,831)	(12,158,282)
Operating Income/(Loss)	1,713,293	10,660,754	(2,256,889)	10,136,159

Other Income/(Loss)	93,464	(2,545,683)	3,120,875	668,656
Earnings before tax	1,825,758	8,115,071	863,986	10,804,815

Income tax	(420,102)	(1,867,256)	-	(2,287,358)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$1,405,656	$6,247,815	$863,986	$8,517,457

Financial Position Segment Report
As of December 31, 2012

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,479,047	$12,910,983	$2,320,987	$36,711,017
Non-Current Assets	43,458,777	72,299,153	7,297,281	123,055,212
Total Assets	64,937,824	85,210,136	9,618,268	159,766,229

Liabilities
Current Liabilities	8,089,999	52,244,847	-	60,334,845
Non-current Liabilities	1,549,723	10,008,042	-	11,557,765
Total Liabilities	9,639,722	62,252,889	-	71,892,611

Net Assets	55,298,102	22,957,247	9,618,268	87,873,617

Liabilities & Equities	$64,937,824	$85,210,136	$9,618,268	$159,766,228

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Twelve months Ended
	Ref	12/31/2013	12/31/2012
Basic Earnings Per Share Numerator:
Net Income		$8,517,457	$6,383,440
Income from continued operations		8,517,457	6,383,440
Income/(loss) from discontinued operations		-	-
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		36,163	1,061,719
Net income available to Common Stockholders		$8,481,295	$5,321,721
Income from continued operations available to Common Stockholders		8,481,295	5,321,721
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		1,022,334	1,587,973
Net income available to Common Stockholders		$9,503,629	$6,909,694
Income from continued operations available to Common Stockholders		9,503,629	6,909,694
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		31,802,382	31,793,698
Addition to Common Stock		7,353,071	1,309
Basic Weighted Average Shares Outstanding		39,155,453	31,795,007

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		-	9,059,866
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		39,155,453	40,854,873

Earnings Per Share
Basic: - Net income		$0.22	$0.17
- Income from continued operation		0.22	0.17
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$0.22	$0.17
- Income from continued operation		0.22	0.17
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		39,155,453	31,795,007
- Diluted		39,155,453	40,854,873
Earnings Per Share
-Net income		$0.15	$0.17
- Income from continued operation		0.15	0.17
- Income from discontinued operation		0.00	0.00

Number of Shares Outstanding		57,608,833	31,802,382

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the years ended December 31, 2013 and 2012.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the years ended December 31, 2013 and 2012.

(3).	The exercises of warrants to common stock were anti-dilutive for the years ended December 31, 2013 and 2012.

(4).	The applications of conversion of convertible bonds into common stock were dilutive for the years ended December 31, 2013.

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

As of and for the years ended December 31, 2013 and 2012

(Stated in US Dollars)

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

