Form 10-Q
period 2014-03-31
Sino Gas International Holdings, Inc.
filed 2014-05-20
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

As of March 31, 2014, the Registrant had 57,608,833 shares of common stock outstanding.

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

3

Sino Gas International Holdings, Inc.

Audited Consolidated Financial Statements

March 31, 2014 and 2013

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

5

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of March 31, 2014 and December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the three months periods ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

San Mateo, California	WWC, P.C.
May 19, 2014	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

		3/31/2014	12/31/2013
	Notes

ASSETS
Current Assets
Cash & cash equivalents	2(e)	$2,523,874	$5,093,408
Restricted cash			-
Notes receivable		385,699	376,186
Accounts receivable	2(f),3	13,529,477	11,421,671
Other receivables	4	5,398,159	4,612,461
Related party receivable	5	309,033	292,444
Inventory		5,106,281	1,104,548
Advance to suppliers	2(g)	8,184,247	10,027,964
Prepaid expenses and taxes		2,349,331	2,185,796
Total Current Assets		37,786,101	35,114,478

Non-Current Assets
Investment	2(h),6	27,523,931	27,673,587
Property, plant & equipment, net	2(j),7	85,321,481	85,368,194
Construction in progress	2(m)	32,537,632	30,150,669
Intangible assets, net	2(k),9	940,091	956,621
Goodwill	2(l),8	4,481,507	4,481,507
Deposit		186,923	855,597
Total Non-current Assets		150,991,565	149,486,175

Total Assets		188,777,666	184,600,653

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	33,247,356	29,898,593
Accounts payable		18,963,028	19,257,221
Other payables - current portion	11(a)	8,114,039	9,730,782
Unearned revenue	2(n)	7,109,998	5,454,519
Related party payable		261,611	265,812
Total Current Liabilities		67,696,032	64,606,927

Non-current Liabilities
Long-term bank loans	10(b)	11,063,526	11,808,963
Total Non-current Liabilities		11,063,526	11,808,963

Total Liabilities		78,759,558	76,415,890

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

STOCKHOLDERS' EQUITY		3/31/2014	12/31/2013
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 and 200,997 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	13	$201	$201
Additional paid in capital - Preferred Stock B		233,655	233,655
Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	13	-	-
Additional paid in capital - Preferred Stock B-1		-	-
Common Stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833 and 57,608,833 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	13	57,607	57,607
Additional paid in capital - Common Stock		46,757,176	46,757,176

Additional paid in capital - Warrants Series: A, B, J, C, D		-	-
Additional paid in capital - Warrants Series: E, G		-	-
Additional paid in capital - Warrants Series: F, R		-	-
Additional paid in capital - Convertible Bonds Detachable Warrants		-	-
Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	8,099,252	7,553,112
Retained earnings		38,502,418	37,379,816
Non-Controlling Interest		7,409,748	7,410,654
Accumulated other comprehensive income	2(x)	8,442,200	8,276,691
Total Stockholders' Equity		110,018,108	108,184,763

Total Liabilities & Stockholders' Equity		$188,777,666	$184,600,653

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income and Comprehensive Income

For the three-month periods ended March 31, 2014 and 2013

(Stated in US Dollars)

	Notes	3/31/2014	3/31/2013
Sales	2(r)	15,491,830	$13,429,892
Cost of revenue	2(s)	(10,007,965)	(9,890,214)
Gross Profit		5,483,865	3,539,678

Operating Expenses
Selling expenses		(1,588,716)	(1,215,699)
General and administrative expenses		(1,160,561)	(1,647,358)
Total operating expenses		(2,749,277)	(2,863,057)

Operating Income		2,734,588	676,621

Other Income/(Expense)
Other income		28,079	1,459
Other expense		(267,538)	(66,316)
Interest income		48,485	41,351
Interest expense		(614,939)	(924,872)
Total other income/(expense)		(805,913)	(948,378)

Earnings from continued operation before tax		1,928,675	(271,757)
Income taxes	2(t),15	(260,839)	(362,625)
Income from continued operation		1,667,836	(634,382)

Income/(loss) from discontinued operation, net of tax	18(b)	-	-
Net income		$1,667,836	$(634,382)

Net Income Attributable to
-Common stockholders		$1,667,742	$(633,674)
-Non-controlling stockholders		$(906)	$(708)
		$1,667,836	$(634,382)

Other Comprehensive income
Foreign currency translation adjustment		165,509	2,227,727
Comprehensive income		$1,833,345	$1,593,346

Comprehensive Income Attributable to:
-Common stockholders		$1,834,341	$1,591,567
-Non-controlling stockholders		$(996)	$1,779
		$1,833,345	$1,593,346

Earnings Per Share	2(z),16
Basic: -Net income		$0.03	$(0.02)
-Income from continued operation		0.03	(0.02)
-Income from discontinued operation		0.00	0.00
Diluted: -Net income		$0.03	$(0.02)
-Income from continued operation		0.03	(0.02)
-Income from discontinued operation		0.00	0.00
Weighted Average Shares Outstanding
-Basic		57,608,833	31,793,698
-Diluted		57,608,833	31,793,698

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC – Preferred Stock B	Shares Outstanding	Amount	APIC – Preferred Stock B-1	Shares Outstanding	Amount	APIC – Common Stock
Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	25,806,451	25,806	8,687,854
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2013	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176

Balance at January 1, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at March 31, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C,D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	8,517,457	-	-	8,517,457
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	8,713,660
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(36,162)	36,162	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy						277,393				277,393
Appropriation of Retained Earnings	-	-	-	-	-	1,125,485	(1,125,485)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,802,636	2,802,636
Balance at December 31, 2013	-	-	-	-	515,851	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763

Balance at January 1, 2014	-	-	-	-	515,851	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763
Net Income	-	-	-	-	-	-	1,667,836			1,667,836
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	906	(906)		-
Appropriation of Retained Earnings	-	-	-	-	-	546,140	(546,140)			-
Foreign Currency Translation Adjustment	-	-	-	-	-				165,509	165,509
Balance at March 31, 2014	-	-	-	-	515,851	8,099,252	38,502,418	7,409,748	8,442,200	110,018,108

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2014 and 2013

(Stated in US Dollars)

Cash Flows from Operating Activities	3/31/2014	3/31/2013
Net Income	$1,667,836	$(634,382)
Adjustments to reconcile net income to net cash from operations:
Bad debt provision	21,291	(3,749)
Depreciation expense	668,400	410,802
Amortization expense of intangible assets	3,659	(10,579)
Amortization expense of convertible bonds	-	188,337
Changes in operating assets and liabilities:
Withdraw/(deposit) in restricted time deposits	-	232,326
Decrease/(increase) in accounts and other receivables	(2,924,307)	227,863
Decrease/(increase) in inventory	(4,001,734)	(1,021,407)
Decrease/(increase) in prepayments	1,680,182	(4,391,298)
Decrease/(increase) in related party receivable	(16,589)	(20,035)
Increase/(decrease) in accounts and other payables	(259,657)	(2,698,579)
Cash Sourced/(Used) in operating activities of continued operations	(3,160,919)	(7,720,701)

Cash Sourced/(Used) in operating activities of discontinued operations		-
Cash Sourced/(Used) in operating activities	(3,160,919)	(7,720,701)

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	668,673	(117,648)
Increase of investment in equity	149,656	(84,831)
Purchase of property, plant & equipment	(621,686)	(483,074)
Increase of goodwill	-	(2,920,345)
(Purchase) of/Proceeds from intangible assets	12,871	-
Decrease/(increase) in construction in progress	(2,386,963)	(3,787,118)
Cash Sourced/(Used) in investing activities of continued operations	(2,177,449)	(7,393,016)

Cash Sourced/(Used) in investing activities of discontinued operations	-	-
Cash Sourced/(Used) in investing activities	(2,177,449)	(7,393,016)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	2,603,325	3,533,081
Increase of statutory reserve	-	925,406
Cash Sourced/(Used) in financing activities	2,603,325	4,458,487

Net increase in cash & cash equivalents for the periods	(2, 735,043)	(10,655,230)
Effect of currency translation	165,509	2,186,825
Cash & cash equivalents at the beginning of periods	5,093,408	13,836,026
Cash & cash equivalents at the end of periods	2,523,874	$5,367,621

Supplementary cash flows information
Interest received	48,485	$41,351
Interest paid	615,075	$764,872
Income tax paid	692,220	$297,853

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

As of March 31, 2014 and December 31, 2013

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of March 31, 2014:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

Name of Company	Place of Incorporation	Date of Incorporation	Beneficial Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD	10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD	98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD	50,000

Tongyuan International Holding Limited	Hong Kong	12/20/2011	51	51	HKD	10,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB	206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB	35,239,600

Guannan Weiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB	14,857,800

Ningjin Weiye Gas Co., Ltd.	PRC	12/3/2003	100	100	RMB	3,000,000

Yutian Zhongran Weiye Gas Co., Ltd.	PRC	12/19/2003	100	100	RMB	3,000,000

Xingtang Weiye Gas Co., Ltd.	PRC	2/18/2004	100	100	RMB	7,135,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100	RMB	8,800,000

Sihong Weiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB	10,000,000

Langfang Weiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB	1,000,000

Linzhang Weiye Gas Co., Ltd.	PRC	7/6/2005	100	100	RMB	7,700,000

Jiangsu Weiye Gas Co., Ltd.	PRC	8/22/2005	100	98.9	RMB	45,694,900

Zhangjiakou City Xiahuayuan Jinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB	5,000,000

Longyao Zhongran Weiye Gas Co., Ltd.	PRC	10/13/2005	100	100	RMB	5,825,000

Yuxian Jinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB	9,500,000

Hengshui Weiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB	6,927,000

Changli Weiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB	3,000,000

Chenan Chenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB	1,500,000

Wuhe Weiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB	3,000,000

Gucheng Weiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB	14,500,000

Luquan Chenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB	2,000,000

Shijiazhuang Chenguang Gas Co., Ltd.	PRC	6/14/2007	100	100	RMB	2,000,000

Nangong Weiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB	7,439,000

Sixian Weiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB	3,000,000

Baishan Weiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB	15,000,000

Xinhe Weiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB	5,000,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB	95,579,270

Gaocheng Weiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB	200,000

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB	200,000,000

Fusong Weiye Gas Co., Ltd.	PRC	7/29/2011	100	90%	RMB	10,000,000

Jize Weiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB	5,500,000

Baishan Weiye Cheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB	1,000,000

Baishan Weiye Wuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB	1,000,000

Baishan Liquified Gas Co., Ltd.	PRC	8/31/2012	100	100	RMB	2,000,000

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

As of March 31, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

At March 31,	Quoted in	Significant
2014:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,523,874	$-	$-	$2,523,874
Notes receivable	385,699	-	-	385,699
Total financial assets	$2,909,573	$-	$-	$2,909,573

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$5,093,408	$-	$-	$5,093,408
Restricted cash	-	-	-	-
Total financial assets	$5,093,408	$-	$-	$5,093,408

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(p)	Foreign Currency Translation

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

	3/31/2014	12/31/2013

Years end RMB : US$ exchange rate	6.1644	6.1140
Average yearly RMB : US$ exchange rate	6.1199	6.1982

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)
	PRC	25.0%
i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%
iv. Tongyuan International Holdings Limitied	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for three months ended March 31, 2014.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of March 31, 2014 and December 31, 2013

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the three months ended March 31, 2014 and 2013 included net income and foreign currency translation adjustments.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

As of March 31, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at March 31, 2014 and December 31, 2013 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable
	3/31/2014	12/31/2013
Accounts receivable	13,666,138	$11,537,041
Less: Allowance for bad debt	(136,661)	(115,370)
Accounts receivable, net	13,529,477	$11,421,671

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

Allowance for Bad Debt
	3/31/2014	12/31/2013
Beginning balance	$(115,370)	$(120,727)
Allowance provided	(21,291)	(16,404)
Charge against allowance	-	-
Reversals	-	5,357
Ending balance	$(136,661)	$(115,370)

Accounts Receivable Aging Analysis
	3/31/2014	12/31/2013
<30 Days	$4,552,706	$6,516,988
30-60 Days	1,761,402	861,401
60-90 Days	881,351	280,978
90-180 Days	2,841,757	978,959
180-360 Days	1,653,858	2,261,626
>360 Days	1,975,064	637,089
Total	$13,666,138	$11,537,041

Top ten customers accounted for 50.04% of the total accounts receivable as of March 31, 2014:

Xuzhou Lanyan Gas Co., Ltd.	$1,261,911	9.23%
Beijing Jingtai Energy Technology Co.,Ltd	1,133,491	8.29%
Shanghai DaTun energy co., Ltd. (Jiangsu Branch)	920,923	6.74%
Tongshan Hengxinjiaye Gas Co.,Ltd	848,347	6.21%
Hebei Zhonggang Steel Co., Ltd.	535,911	3.92%
Lianyun Port Zhaolong Home Development Co., Ltd.	514,795	3.77%
Jiangsu Zhonghuang Real Estate Co., Ltd.	498,508	3.65%
Housangyuan Liquefied Gas Station	455,856	3.34%
Hebei Dihua Real Estate Co., Ltd	413,585	3.03%
Beijing Tongzhou Ayou Liquified Gas Station	394,526	2.89%
	$6,977,853	51.06%

4.	OTHER RECEIVABLES

	3/31/2014	12/31/2013
Employee advance	$541,349	$230,152
Advance for consultant or audit service	277,529	279,015
Short term security deposit for construction pipeline	248,873	189,058
Others	4,330,408	3,914,236
	$5,398,159	$4,612,461

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

5.	RELATED PARTY RECEIVABLE

A related party receivable of $309,033 is due from the Company’s founder and CEO Mr. Liu Yuchuan. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the CEO’s personal home property, which carried a $309,033 (RMB 2,169,900) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref.		3/31/2014	12/31/2013
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$13,936,548	$14,051,432
(2)	Qujing City Fuel Gas Co., Ltd.	9,369,198	9,369,198
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,185,741	4,220,245
(4)	China Construction Bank	32,444	32,712
	Total	$27,523,931	$27,673,587

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $ (RMB) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $13,936,548 investment as of March 31, 2014 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,369,198 investment as of March 31, 2014 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$2,184,422	$7,766,760
Prior years investment income	5,299,606	1,158,129
2012 investment income	2,707,291	645,742
2013 investment income	3,745,229	624,309
	$13,936,548	$9,369,198

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of December 31, 2013, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,185,741 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $32,444 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of March 31, 2014 and December 31, 2013:

3/31/2014	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$83,214,661	$5,446,929	$77,767,732
Motor Vehicles	7,137,996	3,489,484	3,648,512
Machinery & Equipment	2,496,155	680,420	1,815,735
Buildings	2,245,148	469,361	1,775,787
Leasehold Improvements	161,038	78,277	82,761
Office Equipment	441,233	210,279	230,954
Total	$95,696,231	$10,374,750	$85,321,481

12/31/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$82,303,060	$5,002,669	$77,300,391
Motor Vehicles	7,579,322	3,377,664	4,201,658
Machinery & Equipment	2,494,545	601,929	1,892,616
Buildings	2,177,529	450,595	1,726,934
Leasehold Improvements	99,918	75,962	23,956
Office Equipment	420,170	197,531	222,639
Total	$95,074,544	$9,706,350	$85,368,194

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the three months ended March 31, 2014 and 2013 were $668,400 and $410,802, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”) Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of March 31, 2014 and December 31, 2013.

	3/31/2014	12/31/2013
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan	2,803,532	2,803,532
	$4,481,507	$4,481,507

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013:

3/31/2014	At Cost	Accumulated Amortization	Net
Land Use rights	$1,104,782	$165,818	$938,964
Franchises	405,554	405,554	-
Accounting Software	51,044	49,917	1,127
	$1,561,380	$621,289	$940,091

12/31/2013	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,113,889	$159,018	$954,871
Franchises	408,898	408,898	-
Accounting Software	51,465	49,715	1,750
	$1,574,251	$617,630	$956,621

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for three months ended March 31, 2014 and 2013 were $3,659 and $12,501, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	3/31/2014	12/31/2013
Bank of China - Baishan Branch	3	06/19/2014	6.650%	$1,946,661	$1,962,709
Bank of China - Baishan Branch		1/30/2015	6.450%	811,109	-
Bank of China - Shijiazhuang Branch	2	06/06/2014	7.200%	1,622,218	1,635,590
Wuhe Yongtai Bank		06/20/2014	9.900%	811,109	817,795
Bank of Beijing – Zhongguancun Haidian Park Branch		08/29/2014	7.200%	811,109	817,795
Dalian Bank - Beijing Branch	1	11/28/2014	8.100%	4,866,654	-
Pudong Development Bank - Shijiazhuang Bruanch		1/7/2014	7.800%	-	817,795
Pudong Development Bank - Shijiazhuang Bruanch		1/8/2015	8.400%	811,109
Nanjing Bank	4	2/21/2014	7.500%	-	1,774,616
Industrial and Commercial Bank of China – Zhongguancun Branch		6/25/2014	5.000%	973,331	981,354
China Merchants Bank		6/26/2014	8.100%	1,622,218	1,635,590
Bank of China - Baishan Branch	3	08/30/2014	6.450%	-	327,118
Baishan Huida Investment Management Co, Ltd.		09/05/2014	6.250%	778,665	785,083
Peixuan Rural Credit Cooperation		07/18/2014	11.674%	4,866,654	4,906,771
Nanjing Bank	4	11/20/2014	7.500%	1,484,329	1,496,565
China Development Bank - Beijing Branch	5	11/21/2014	7.200%	8,111,089	8,177,952
Minsheng Bank		11/7/2014	6.000%	1,297,774	1,308,472
Pudong Development Bank - Shijiazhuang Bruanch		10/23/2014	7.800%	2,433,327	2,453,388
Total				$33,247,356	$29,898,593

Note:

1)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chengguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

2)	The loan provided by Bank of China – Shijiazhuang Branch was guaranteed by Hebei Desheng Guarantee Co., Ltd. (“Hebei Desheng”). In connection with this collateralization, the Company was required to pay approximately $45,000 (RMB 300,000) as a financial service fee to Hebei Desheng.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

(Stated in US Dollars)

3)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

4)	The loan provided by Nanjing Bank was secured by Beijing Zhongyou Sanhuan Technology Development Co., Ltd and CEO Mr. Liu Yuchuan.

5)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	3/31/2014	12/31/2013
Bank of China - Baishan Branch	06/24/2015	6.650%	$973,331	$981,354
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,276,880	3,303,893
Bank of China - Baishan Branch	08/30/2016	6.450%	1,946,661	2,616,945
Pudong Development Bank - Shijiazhuang Bruanch	07/25/2018	6.850%	4,866,654	4,906,771
Total			$11,063,526	$11,808,963

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at March 31, 2014 and December 31, 2013:

Ref.		3/31/2014	12/31/2013
(1)	Amount due to Employees	$1,250,161	$2,675,923
(2)	Tax Payable	1,173,496	1,604,898
(3)	Payables to Subcontractors	235,519	212,210
(4)	Others	5,454,863	5,237,751
	Total	$8,114,039	$9,730,782

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of March 31, 2014 and December 31, 2013

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

The following table depicts the Company’s outstanding securities as of March 31, 2014:

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

As of and for the three months ended March 31, 2014 and 2013

(Stated in US Dollars)

13.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the three months ended March 31, 2014 and 2013:

Description	March 31, 2014	March 31, 2013
Income (loss) before taxes:
US	$(20,221)	$(382,235)
BVI	(213,702)	(752,293)
PRC	2,162,598	862,771
Total income before taxes	1,928,675	(271,757)

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	260,839	362,625
	260,839	362,625
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	260,839	362,625

Effective tax rate	13.52%	133.44%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the three months ended March 31, 2014 and March 31, 2013 are shown in the following table:

	March 31, 2014	March 31, 2013
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	-	108.44%
Accruals in foreign jurisdictions	(11.48)%	-
Effective tax rate	13.52%	133.44%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014

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

Financial Position Segment Report
As of March 31, 2014

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$24,780,187	$12,901,017	$104,897	$37,786,101
Non-Current Assets	49,936,386	95,917,481	5,137,698	150,991,565
Total Assets	74,716,573	108,818,498	5,242,595	188,777,666

Liabilities
Current Liabilities	26,941,283	40,754,749	-	67,696,032
Non-current Liabilities	4,402,999	6,660,527	-	11,063,526
Total Liabilities	31,344,282	47,415,276	-	78,759,558

Net Assets	43,372,291	61,403,222	5,242,595	110,018,108

Liabilities & Equities	$74,716,573	$108,818,498	$5,242,595	$188,777,666

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014

(Stated in US Dollars)

Operation Result Segment Report

For the three months ended March 31, 2014

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$11,459,424	$5,965,984	$(1,933,578)	$15,491,830
Cost of Revenue	(9,223,236)	(2,583,249)	1,798,520	(10,007,965)
Gross Profit	2,236,188	3,382,735	(135,058)	5,483,865

Operating Expense	(1,001,045)	(1,514,305)	(233,927)	(2,749,277)
Operating Income/(Loss)	1,235,143	1,868,430	(368,985)	2,734,588

Other Income/(Loss)	(320,733)	(485,184)	4	(805,913)
Earnings before tax	914,410	1,383,246	(368,981)	1,928,675

Income tax	(103,807)	(157,032)	-	(260,839)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$810,603	$1,226,214	$(368,981)	$1,667,836

Financial Position Segment Report

As of December 31, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,400,818	$13,645,586	$68,074	$35,114,478
Non-Current Assets	56,203,182	88,145,295	5,137,698	149,486,175
Total Assets	77,604,000	101,790,881	5,205,772	184,600,653

Liabilities
Current Liabilities	9,030,719	55,576,208	-	64,606,927
Non-current Liabilities	1,650,650	10,158,313	-	11,808,963
Total Liabilities	10,681,369	65,734,521	-	76,415,890

Net Assets	66,922,631	36,056,360	5,205,772	108,184,763

Liabilities & Equities	$77,604,000	$101,790,881	$5,205,772	$184,600,653

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended March 31, 2014 and December 31, 2013

(Stated in US Dollars)

15.	EARNINGS PER SHARE

		Three months Ended
	Ref	3/31/2014	3/31/2013
Basic Earnings Per Share Numerator:
Net Income		$1,667,836	$(634,382)
Income from continued operations		1,667,836	(634,382)
Income/(loss) from discontinued operations		-	-
Less:
Preferred Dividends		-	-
Constructive Preferred Dividends		-	-
income attributed to non-controlling interest		(906)	(708)
Net income available to Common Stockholders		$1,668,742	$(633,674)
Income from continued operations available to Common Stockholders		1,668,742	(633,674)
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		-	348,337
Net income available to Common Stockholders		$1,668,742	$(285,337)
Income from continued operations available to Common Stockholders		1,668,742	(285,337)
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		57,608,833	31,802,382
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		57,608,833	31,802,382

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		-	-
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		57,608,833	31,802,382

Earnings Per Share
Basic: - Net income		$0.03	$(0.02)
- Income from continued operation		0.03	(0.02)
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$0.03	$(0.02)
- Income from continued operation		0.03	(0.02)
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		57,608,833	31,802,382
- Diluted		57,608,833	31,802,382

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of and for the years ended March 31, 2014 and December 31, 2013

(Stated in US Dollars)

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the three months ended March 31, 2014 and 2013.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the three months ended March 31, 2014 and 2013.

(3).	The exercises of warrants to common stock were anti-dilutive for the the three months ended March 31, 2014 and 2013.

(4).	The applications of conversion of convertible bonds into common stock were dilutive for the three months ended March 31, 2014 and 2013.

16.	DISCONTINUED OPERATION

In January, 2014, the Company shut down Baishan Liquified Gas Co., Ltd, which was established in August 2012 and has had no operating activities since December 2013. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss of $17,190 was recorded in the Company’s statement of income for the year ended December 31, 2013.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of March 31, 2014

(Stated in US Dollars)

17. SUBSEQUENT EVENT

The Company, Prosperity Gas Holdings Limited (“Parent”) and Merger Sub Gas Holdings Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger on April 3, 2014 (as amended by the Amendment to the Agreement and Plan of Merger, dated April 16, 2015, and as may be further amended, restated, supplemented or otherwise modified, the “merger agreement”). Under the terms of the merger agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (the “merger”). The following will occur in connection with and at the effective time of the merger:

·	each share of Company common stock issued and outstanding immediately prior to the effective time of the merger (other than shares of Company common stock held by (i) Mr. Yuchuan Liu, (ii) the Company or any of its subsidiaries, and (iii) shareholders who have properly exercised and perfected dissenters’ rights under the Utah Revised Business Corporation Act (the “URBCA”) (shares of Company common stock referred to in (i), (ii) and (iii) are collectively referred to as the “excluded shares”)) will be converted into the right to receive $1.30 per share (which amount we refer to as the “per share merger consideration”), in cash, without interest (less any applicable withholding taxes); and

·	all shares of Company common stock will be cancelled, and each certificate (or evidence of shares in book-entry form) that, immediately prior to the effective time of the merger, represents any such shares of Company common stock shall cease to have any rights with respect thereto, except the right to receive the per share merger consideration upon surrender of such certificate, or dissenters’ rights if the shareholder has properly exercised and perfected dissenters’ rights under the URBCA.

Following and as a result of the merger:

·	the Company’s shareholders (other than Mr. Yuchuan Liu) will no longer have any interest in, and will no longer be shareholders of, the Company, and will not participate in any of the Company’s future earnings or growth;

·	shares of Company common stock will no longer be listed on the OTC Bulletin Board (the “OTCBB”), and price quotations with respect to shares of Company common stock in the public market will no longer be available; and

·	the registration of shares of Company common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be terminated.

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

Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. Since 2011 the overall housing market remained slow and such trend carried into 2014. We expect the tight control policies continue to spread from major cities to mid and small sized cities where we operate and this trend could affect our expansion in 2014 and 2015.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

In 2013, the designation of nonattainment for PM 2.5 and the Smog in Beijing and other major cities in China had attracted national and international attention to environmental issues, such as air pollution, in China. It is anticipated that clean energy like natural Gas in the energy consumption mix will increase and the use of coal will decrease. The development and the use of clean energy present a long term opportunity for the company.

China’s GDP grew 7.4% during the first quarter of 2014. This was the lowest quarterly growth rate in the past three years. The GDP growth of the five regions that the Company has a presence in the first quarter of 2014 are as follows: Jiangsu Province — 8.8%; Hebei Province — 4.2%, Yunnan Province — 7.7%; Jilin Province — 7.0%; and Beijing —7.1%.

Our gas users are comprised of both industrial and residential users. Gas sales to residential users are much less affected by economic and industrial factors and should maintain stable growth in the future. Gas sales to industrial users, however, are subject to the operating performance of the industrial users. As we develop into more cities in the coming years, we expect to add more industrial users when the opportunities arise and when we have the necessary capital.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014, net revenues were $15,491,830, representing an increase of 15.4% from the same period of 2013. Gross profit for the three months ended March 31, 2014 was $5,483,864, representing an increase of 54.9% from the same period of 2013. Our operating income for the three months ended March 31, 2014 was $2,734,588, representing an increase of 304.2% from the same period of 2013.  Net income for the three months ended March 31, 2014 was $1,667,836, compared to a net loss of $634,382 during the same period of 2013.

	For the 3 months ended March 31
	2014	2013	Change
	US$	US$
Net Revenues	15,491,830	13,429,892	15.4%
Gross Profit	5,483,864	3,539,678	54.9%
Operating Income	2,734,588	676,621	54.9%
Net Income	1,667,836	-634,382
Gross Margin	35.4%	26.4%	9%
Net Margin	10.8%	-4.7%	15.5%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended March 31, 2014 were $15,491,830, compared to $13,429,892 for the same period in 2013, representing an increase of 15.4%. The increase was due to increases in both gas sales and connection fees, but primarily due to the significant increase in the revenue from connection fees. During this period, we connected 11,245 new residential households to our gas distribution network, resulting in total connection fees of $4,505,559. In comparison, we connected 8,675 new residential households to our gas distribution network for the same period of 2013, resulting in total connection fees of $3,102,319. Gas sales during the three months ended March 31, 2014 were $10,985,821. Gas sales during the same period in 2013 were $10,327,572.

	For the 3 months ended March 31,
	2014		2013		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	15.5	100%	13.4	100%	15.4%
Connection Fees	4.5	29.1%	3.1	23%	45.2%
Gas Sales	11.0	70.9%	10.3	77%	6.4%

Connection Fees

Connection fees during the three months ended March 31, 2014 were $4.5 million, representing an increase of 45.2% from $3.1 million during the same period of 2013 and accounting for 29.1% of the total net revenue in the three months ended March 31, 2014 as compared to approximately 23% of the total net revenue for the same period in 2013. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended March 31,
(in US$ millions)	2014		2013		Change
	US$	%	US$	%	%
Connection Fees	4.5	100%	3.1	100%	45.2%
Residential Users	4.3	96.3%	2.9	93.4%	49.7%
Industrial and Commercial Users	0.2	3.7%	0.2	6.6%

Gas Sales

Gas sales were $11.0 million during the three months ended March 31, 2014, accounting for 70.9% of total net revenue for the three months ended March 31, 2014 and representing an increase of 6.4% over the same period of 2013. Gas sales to residential users decreased 9.2% to $5.3 million for the three months ended March 31, 2014 from $5.9 million in the same period of 2013. Gas sales to industrial and commercial users increased 29.5% to $5.7 million for the three months ended March 31, 2014 from $4.4 million in the same period of 2013.

	For the 3 months ended March 31,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Gas Sales	11.0	100%	10.3	100%	6.4%
Residential Users	5.3	48.6%	5.9	56.9%	-9.2%
Industrial and Commercial Users	5.7	51.4%	4.4	43.1%	29.5%

The percentage of gas sales from industrial and commercial users in the total gas sales mix continued to increase which reflected the business strategy of focusing on the growth of industrial and commercial customers. In this quarter, our industrial and commercial customers accounted for 51.4% of our total gas sales as compared to 43.1% of the total gas sales in the first quarter of 2013, an increase of 29.5% compared to the same period of last year.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014, which includes cost of connections and cost of gas sales, was $10.0 million, representing an increase of 1.2% from $9.9 million in the same period of 2013.

	For the 3 months ended March 31,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	10.0	100%	9.9	100%	1.2%
Connection Fee Cost	1.3	12.6%	0.5	4.7%	168.1%
Gas Cost	8.7	87.4%	9.4	95.3%	-7.1%

Cost of Connection Fees

The cost of connection fees increased 168.1% to $1.3 million during the three months ended March 31, 2014 from $0.5 million for the same period in 2013. During the three months ended March 31, 2014, our revenue increased 45.2% from the connection fees.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales decreased 7.1% to $8.7 million during the three months ended March 31, 2014 from $9.4 million for the same period in 2013.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended March 31, 2014, gross profit was $5.5 million, representing an increase of approximately 54.9% from the same period of 2013. Gross profit from connection fees was $3.2 million for the three months ended March 31, 2014, accounting for 59.2% of total gross profit. In comparison, gross profit from connection fees was $2.6 million for the three months ended March 31, 2013, accounting for 74.4% of total gross profit for the three months ended March 31, 2013. Gross profit from gas sales was $2.2 million for the three months ended March 31, 2014, accounting for 40.8% of total gross profit, compared to $0.9 million, accounting for 25.6% of total gross profit, in the same period of 2013.

	For the 3 months ended March 31,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Gross Profit	5.5	100%	3.5	100%	54.9%
Connection	3.2	59.2%	2.6	74.4%	23.3%
Gas	2.2	40.8%	0.9	25.6%	146.6%

Gross margin during the three months ended March 31, 2014 was 35.4%, compared to 26.4% during the same period in 2013.

Gross margin for connection fees for the three months ended March 31, 2014 was 72.1%, compared to 84.9% in the same period of 2013. The decrease in the cost of connection fees contributed to the higher gross margin.

Gross margin for sales of natural gas was 20.4% for the three months ended March 31, 2014, compared to 8.8% during the same period of 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended March 31, 2014 were $2.7 million and approximately 17.7% of net revenues, compared with $2.9 million, or 21.3%, of net revenues in the same period of 2013.

Operating Income

Operating income for the three months ended March 31, 2014 was $2.7 million, representing an increase of 304.2%, compared to $0.7 million for the same period of 2013. This increase was due to the higher gross profit during the three months ended March 31, 2014.

Other Income (Expense)

Other expense was $0.8 million for the three months ended March 31, 2014, compared with $0.9 million for the same period of 2013.

Income tax

Income tax was $0.3 million for the three months ended March 31, 2014, compared to $0.4 million for the same period of 2013.

Net Income

Net income for the three months ended March 31, 2014 was $ 1.7 million, compared with net loss of $0.6 million for the same period of 2013.  This increase was due to the higher gross profit during the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at the end of period were $2.5 million as of March 31, 2014, representing a decrease of 2.8 million as compared to $5.4 million as of March 31, 2013.

Cash used in operating activities for the three months ended March 31, 2014 was $3.2 million, compared to $7.7 million during the same period of 2013.

Cash used in investing activities for the three months ended March 31, 2014 was $2.2 million, representing a decrease of $5.2 million from $7.4 million during the same period of 2013.

Cash sourced in financing activities for the three months ended March 31, 2014 was $2.6 million, representing a decrease of $1.9 million from $4.5 million during the same period of 2013.

Accounts Receivable

Accounts receivable as of March 31, 2014 were $13.5 million, representing an increase of $2.1 million from $11.4 million as of December 31, 2013.

Notes Receivable

Notes receivable as of March 31, 2014 were 0.4 million.

Inventory

Inventory of $5.1 million as of March 31, 2014 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of March 31, 2014 were $95.7 million, representing an increase of $0.6 million from $95.1 million as of December 31, 2013. The table below is a breakdown of our fixed assets at cost:

	March 31, 2014	December 31 2013
At Cost
Gas Pipelines	$83,214,661	$82,303,060
Motor Vehicles	7,137,996	7,579,322
Machinery & Equipment	2,496,155	2,494,545
Buildings	2,245,148	2,177,529
Leasehold Improvements	161,038	99,918
Office Equipment	441,233	420,170
Less Accumulated depreciation	10,374,750	9,706,350
	$85,321,481	$85,368,194

Bank Loans

Short-term bank loans as of March 31, 2014 were 33.2 million, an increase of $3.3 million compared to 29.9 million as of December 31, 2013. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of March 31, 2014 were 11.1 million, almost the same as of December 31, 2013.

Accounts Payable

Accounts payable as of March 31, 2014 was $19.0 million, representing a decrease of $0.3 million compared to December 31, 2013.

Other Payables

Other payables - current as of March 31, 2014 were $8.1 million, representing a decrease of $1.6 million compared to December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are hereby filed as part of or furnished with this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
23.1	Consent of Samuel H. Wong & Co., LLP
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: May 20, 2014	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

