Form 10-Q
period 2014-06-30
Sino Gas International Holdings, Inc.
filed 2014-08-14
CIK 1326364

 United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of June 30, 2013, the Registrant had 57,608,833 shares of common stock outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

June30, 2014 and December 31, 2013

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of June 30, 2014 and December 31, 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for the three and six months periods ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Sino Gas International Holdings, Inc. as of December 31, 2013, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated April 3, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
August 13, 2014	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

			Audited
ASSETS		6/30/2014	12/31/2013
	Notes
Current Assets
Cash & cash equivalents	2(e)	$3,595,946	$5,093,408
Restricted cash		-	-
Notes receivable		211,118	376,186
Accounts receivable	2(f),3	14,173,447	11,421,671
Other receivables	4	6,648,521	4,612,461
Related party receivable	5	671,604	292,444
Inventory		5,352,349	1,104,548
Advance to suppliers	2(g)	7,505,903	10,027,964
Prepaid expenses and taxes		2,498,827	2,185,796
Total Current Assets		40,657,715	35,114,478

Non-Current Assets
Investment	2(h),6	27,543,684	27,673,587
Property, plant & equipment, net	2(j),7	85,747,453	85,368,194
Construction in progress	2(m)	35,059,314	30,150,669
Intangible assets, net	2(k),9	1,501,841	956,621
Goodwill	2(l),8	4,498,540	4,481,507
Deposit		170,518	855,597
Total Non-current Assets		154,521,350	149,486,175

Total Assets		$195,179,065	$184,600,653

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	10(a)	$32,471,540	$29,898,593
Accounts payable		20,190,932	19,257,221
Other payables - current portion	11(a)	12,073,098	9,730,782
Accrued liabilities		20,132	-
Convertible Bonds	12	-	-
Unearned revenue	2(n)	6,473,618	5,454,519
Related party payable		1,891,969	265,812
Notes payable		22,736	-
Total Current Liabilities		73,144,025	64,606,927

Non-current Liabilities
Long-term bank loans	10(b)	12,374,750	11,808,963
Total Non-current Liabilities		12,374,750	11,808,963

Total Liabilities		$85,518,775	$76,415,890

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

			Audited
STOCKHOLDERS' EQUITY		6/30/2014	12/31/2013
	Notes
Preferred Stock B US$0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	13	$201	$201

Additional paid in capital - Preferred Stock B		233,655	233,655

Preferred Stock B-1 US$0.001 par value; 3,000,000 shares authorized; nil shares issued and outstanding as of June30, 2014 and December 31, 2013, respectively.	13	-	-

Additional paid in capital - Preferred Stock B-1		-	-

Common Stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.	13	57,607	57,607

Additional paid in capital - Common Stock		46,757,176	46,757,176

Additional paid in capital - Beneficial Conversion Feature		515,851	515,851

Statutory reserve	2(w)	8,099,846	7,553,112
Retained earnings		38,189,783	37,379,816
Non-Controlling Interest		7,407,291	7,410,654
Accumulated other comprehensive income	2(x)	8,398,880	8,276,691
Total Stockholders' Equity		109,660,290	108,184,763

Total Liabilities & Stockholders' Equity		$195,179,065	$184,600,653

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the threemonths and six months ended June 30, 2014 and 2013

(Stated in US Dollars)

		Three Months Ended		Six Months Ended
		6/30/2014	6/30/2013	6/30/2014	6/30/2013
	Note
Sales revenue	2(q)	17,003,727	$14,862,867	32,495,557	$28,292,758
Cost of revenue		14,956,975	9,710,563	24,964,940	19,600,777
Gross Profit		2,046,752	5,152,304	7,530,617	8,691,981

Operating Expense
Selling expense		1,392,267	1,183,255	2,980,981	2,398,953
General and administrative expense		1,472,297	1,224,119	2,632,858	2,871,477
Total operating expense		2,864,564	2,407,374	5,613,839	5,270,430

Operating Income/(Loss)		(817,812)	2,744,930	1,916,778	3,421,551

Other Income/(Expense)
Investment Income/(Loss)		24,793	(2,112)	24,793	(2,112)
Other income		1,529,285	29,983	1,557,364	31,442
Other expense		(70,920)	(57,552)	(338,459)	(123,867)
Interest income		37,809	58,811	86,294	100,162
Interest expense		(785,284)	(943,680)	(1,400,223)	(1,868,552)
Total other income/(expense)		735,683	(914,550)	(70,231)	(1,862,927)

Income before tax		(82,129)	1,830,380	1,846,547	1,558,624

Income tax	2(r),12	(232,369)	(416,059)	(493,209)	(778,683)

Gain/(Loss) from discontinued operations, net of tax		-	-	-	-

Net income/(loss)		(314,498)	$1,414,321	1,353,338	$779,941

Net income (loss) attributable to:
- Common stockholders		$(312,041)	$1,415,111	$1,356,701	$781,439
- Non-controlling interest		(2,457)	$(790)	(3,363)	$(1,498)

Other Comprehensive income
Foreign currency translation adjustment		(43,320)	(492,262)	122,189	1,735,466
Comprehensive income/(loss)		(357,818)	922,059	1,475,527	2,515,405

Comprehensive Income/(Loss) Attributable to:
-Common stockholders		(355,147)	922,574	1,479,194	2,510,574
-Non-controlling stockholders		(2,671)	(515)	(3,667)	4,831
		(357,818)	922,059	1,475,527	2,515,405

Earnings per share	2(z),13
Basic: -Net income		$(0.01)	$0.03	$0.02	$0.03
-Income from continued operation
-Income from discontinued operation
Diluted: -Net income		$(0.01)	$0.03	$0.02	$0.03
-Income from continued operation
-Income from discontinued operation

Weighted Average Shares Outstanding
Basic		57,608,833	31,802,382	57,608,833	31,802,382
Diluted		57,608,833	31,802,382	57,608,833	31,802,382

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	25,806,451	25,806	8,687,854
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2013	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176

Balance at January 1, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-
Balance at June 30, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	46,757,176

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

	Common Stock
	APIC - Warrants Series: A,B,J,C, D	APIC - Warrants Series: E,G	APIC - Warrants Series: F,R	APIC - Convertible Bonds Detachable Warrants	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2013	-	-	-	-	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	-	-	-	-	8,517,457	-	-	8,517,457
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	-	-	-	8,713,660
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	(36,162)	36,162	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy						277,393				277,393
Appropriation of Retained Earnings	-	-	-	-	-	1,125,485	(1,125,485)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	2,802,636	2,802,636
Balance at December 31, 2013	-	-	-	-	515,851	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763

Balance at January 1, 2014	-	-	-	-	515,851	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763
Net Income	-	-	-	-	-	-	1,353,338			1,353,338
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	3,363	(3,363)		-
Appropriation of Retained Earnings	-	-	-	-	-	546,734	(546,734)			-
Foreign Currency Translation Adjustment	-	-	-	-	-				122,189	122,189
Balance at June 30, 2014	-	-	-	-	515,851	8,099,846	38,189,783	7,407,291	8,398,880	109,660,290

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the threemonths and six months ended June 30, 2014 and 2013

(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Cash Flows from Operating Activities
Net Income/(Loss)	(314,498)	$1,414,321	1,353,338	$779,939
Bad debt provision	6,505	(6,012)	27,796	(9,761)
Depreciation expense	197,341	425,937	865,741	836,739
Amortization expense of intangible assets	13,102	40,373	16,761	29,794
Amortization expense of convertible bonds	-	196,516	-	384,853
Loss/(gain) on disposal of property and equipment	-	-	-	-
Withdraw/(deposit) in restricted time deposits	-	-	-	232,326
Decrease/(increase) in accounts and other receivables	(1,726,257)	(2,479,696)	(4,650,564)	(2,251,834)
Decrease/(increase) in inventory	(246,067)	(269,938)	(4,247,801)	(1,291,345)
Decrease/(increase) in prepaid expenses	528,849	5,159,628	2,209,031	768,330
Decrease/(Increase) in related party receivable	(362,571)	(23,910)	(379,160)	(43,945)
Increase/(decrease) in accounts and other payables	6,201,071	3,933,927	5,941,414	1,235,348
Cash Sourced/(Used) in Operating Activities of Continued Operation	4,297,475	8,391,146	1,136,556	670,444
Cash Sourced/(Used) in Operating Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Operating Activities	4,297,475	8,391,146	1,136,556	670,444

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	16,407	74,865	685,079	(42,782)
Proceeds from disposal of discontinued operation	-	-	-	-
Decrease of investment in equity	(19,754)	(213,428)	129,903	(298,259)
Purchase of property, plant & equipment	(623,313)	(748,110)	(1,244,999)	(1,231,184)
Increase of goodwill	(17,033)	-	(17,033)	(2,920,345)
Purchase of other intangible assets	(574,853)	-	(561,982)	-
Increase in construction in progress	(2,521,681)	(2,248,735)	(4,908,645)	(6,035,852)
Cash Sourced/(Used) in Investing Activities of Continued Operation	(3,740,227)	(3,135,408)	(5,917,677)	(10,528,422)
Cash Sourced/(Used) in Investing Activities of Discontinued Operation	-	-	-	-
Cash Sourced/(Used) in Investing Activities	(3,740,227)	(3,135,408)	(5,917,677)	(10,528,422)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	535,408	363,045	3,138,734	3,896,126
Increase of statutory reserve	-	305,100	-	1,230,505
Increase of notes payable	22,736	113,119	22,736	113,119
Cash Sourced/(Used) in Financing Activities	558,144	781,264	3,161,470	5,239,750

Net increase in cash & cash equivalents for the periods	1,115,392	6,037,002	(1,619,651)	(4,618,228)
Effect of currency translation	(43,320)	(491,793)	122,189	1,695,031
Cash & cash equivalents at the beginning of periods	10,912,830	5,367,621	5,093,408	13,836,027
Cash & cash equivalents at the end of periods	11,984,902	$10,912,830	3,595,946	$10,912,830

Supplementary cash flows information
Interest received	37,809	$58,811	86,294	$100,162
Interest paid	636,823	961,214	1,251,899	1,726,086
Income tax paid	414,459	484,000	1,106,679	781,853

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

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

The Company owns and operates natural gas distribution systems in 34 small and medium size cities serving approximately390,527 residential and sixteen industrial customers. The Company’s facilities include approximately 2,496 kilometers of pipeline and delivery networks (including delivery trucks) with a daily capacity of approximately 186,400 cubic meters of natural gas.

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

As of June 30, 2014 and December 31, 2013

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of June 30, 2014:

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Name of Company	Place of Incorporation	Date of Incorporation	Beneficial Interest %	Equity Interest %	Registered Capital
GAS Investment China Co., Ltd.	The British Virgin Islands	6/19/2003	100	100	USD 10,000,000

Sino Gas Construction, Ltd.	The British Virgin Islands	1/9/2007	51	51	USD 98,039

Sino Gas Investment Development, Ltd.	The British Virgin Islands	1/9/2007	100	100	USD 50,000

Tongyuan International Holding Limited	Hong Kong	12/20/2011	51	51	HKD 10,000

Beijing Zhong Ran Weiye Gas Co., Ltd.	PRC	8/29/2001	100	100	RMB 206,000,000

Beijing Chenguang Gas Co., Ltd.	PRC	10/30/2002	100	100	RMB 35,239,600

GuannanWeiye Gas Co., Ltd.	PRC	6/19/2003	100	100	RMB 14,857,800

NingjinWeiye Gas Co., Ltd.	PRC	12/3/2003	100	100	RMB 3,000,000

YutianZhongranWeiye Gas Co., Ltd.	PRC	12/19/2003	100	100	RMB 3,000,000

XingtangWeiye Gas Co., Ltd.	PRC	2/18/2004	100	100	RMB 7,135,000

Wuqiao Gas Co., Ltd.	PRC	6/30/2004	100	100	RMB 8,800,000

SihongWeiye Gas Co., Ltd.	PRC	12/3/2004	100	95	RMB 10,000,000

LangfangWeiye Dangerous Goods Transportation Co., Ltd.	PRC	3/22/2005	100	95	RMB 1,000,000

LinzhangWeiye Gas Co., Ltd.	PRC	7/6/2005	100	100	RMB 7,700,000

Jiangsu Weiye Gas Co.,Ltd.	PRC	8/22/2005	100	98.9	RMB 45,694,900

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Zhangjiakou City XiahuayuanJinli Gas Co., Ltd.	PRC	9/30/2005	100	100	RMB 5,000,000

LongyaoZhongranWeiye Gas Co., Ltd.	PRC	10/13/2005	100	100	RMB 5,825,000

YuxianJinli Gas Co., Ltd.	PRC	11/8/2005	100	100	RMB 9,500,000

HengshuiWeiye Gas Co., Ltd.	PRC	12/20/2005	100	100	RMB 6,927,000

ChangliWeiye Gas Co., Ltd.	PRC	12/8/2006	100	100	RMB 3,000,000

ChenanChenguang Gas Co., Ltd.	PRC	1/23/2007	100	100	RMB 1,500,000

WuheWeiye Gas Co., Ltd.	PRC	1/30/2007	100	100	RMB 3,000,000

GuchengWeiye Gas Co., Ltd.	PRC	3/21/2007	100	100	RMB 14,500,000

LuquanChenguang Gas Co., Ltd.	PRC	4/27/2007	100	100	RMB 2,000,000

NangongWeiye Gas Co., Ltd.	PRC	6/25/2007	100	100	RMB 7,439,000

SixianWeiye Gas Co., Ltd.	PRC	9/3/2007	100	100	RMB 3,000,000

BaishanWeiye Gas Co., Ltd.	PRC	7/13/2007	100	100	RMB 15,000,000

XinheWeiye Gas Co., Ltd.	PRC	7/2/2009	100	100	RMB 5,000,000

Hebei Weiye Gas (Group) Co., Ltd.	PRC	12/18/2009	100	100	RMB 95,579,270

GaochengWeiye Gas Co., Ltd.	PRC	1/27/2010	100	100	RMB 200,000

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Jiangsu Zhong Ran Weiye Energy Investment Co., Ltd.	PRC	3/10/2011	100	99	RMB 200,000,000

FusongWeiye Gas Co., Ltd.	PRC	7/29/2011	100	90	RMB 10,000,000

JizeWeiye Gas Co., Ltd.	PRC	9/20/2011	100	100	RMB 5,500,000

BaishanWeiyeCheyong Gas Co., Ltd.	PRC	8/13/2012	100	100	RMB 1,000,000

BaishanWeiyeWuzi Co., Ltd.	PRC	11/5/2012	100	100	RMB 1,000,000

(e)	Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

(f)	Accounts Receivable

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, accounting software licenses, franchiseand land use rights. The Company makes its determinations based on various factors that impact those assets.

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

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

At June 30,	Quoted in	Significant
2014:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$3,595,946	$-	$-	$3,595,946
Notes receivable	211,118	-	-	211,118
Total financial assets	$3,807,064	$-	$-	$3,807,064

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$5,093,408	$-	$-	$5,093,408
Notes receivable	376,186	-	-	376,186
Total financial assets	$5,469,594	$-	$-	$5,469,594

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

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

	6/30/2014	12/31/2013
Years end RMB : US$ exchange rate	6.1577	6.1140

Average yearly RMB : US$ exchange rate	6.1681	6.1982

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Revenue Recognition

The Company has two sources of revenue: (a) sales of natural gas and (b) connection fees for constructing connections to the natural gas distribution network. In accordance with FASB ASC 605-10,the Company recognizes gas distribution revenue when natural gas is rendered to customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Connection feesare recognized when the outcome of a contract can be estimated reliably and the stage of completion at the balance sheet date can be measured reliably.

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

In respect of the Company’s subsidiaries domiciled and operated in China and British Virgin Islands, the taxation of these entities is summarized below:-

•	All of the operating companies are located in the PRC; GAS Investment China Co., Ltd., Sino Gas Construction, Ltd., and Sino Gas Investment Development, Ltd. are located in the British Virgin Islands; and Tongyuan International Holdings Limitied is located in Hong Kong. All of these entities are subject to the relevant tax laws and regulations of the PRC, Hong Kong, and the British Virgin Islands in which the related entities are domiciled. The maximum tax rates of the subsidiaries pursuant to the countries in which they are domiciled are:

Subsidiary	Country of Domicile	Income Tax Rate
PRC Operating Companies (per Note 2. (d) Principals of Consolidation)	PRC	25.0%

i. GAS Investment China Co., Ltd.	BVI	0.00%
ii. Sino Gas Construction, Ltd.	BVI	0.00%
iii. Sino Gas Investment Development, Ltd.	BVI	0.00%
iv. Tongyuan International Holdings Limitied	Hong Kong	16.5%

•	Effective January 1, 2008, the PRC government implemented a new 25% tax rate for all enterprises regardless of whether it was a domestic or foreign enterprise, without any tax holiday, which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law, the standard 15% tax rate preference terminated as of December 31, 2007. However, the PRC government has established a set of transition rules to allow enterprises that utilized the tax holidays prior to January 1, 2008 to continue utilizing the tax preference.

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for sixmonths endedJune 30, 2014.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of June 30, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the six months ended June 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

a.	The amendments in the technical corrections and improvements section are categorized as follows:

•	Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.

•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.

•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a non-substantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”).This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Some stakeholders told the Board that too many disposals of small groups of assets that are recurring in nature qualify for discontinued operations presentation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. That results in financial statements that are less decision useful for users. Other stakeholders noted that some of the guidance on reporting discontinued operations results in higher costs for preparers because it can be complex and difficult to apply. The amendments in this Update address those issues by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The amendment should apply to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” Entities commonly issue share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. Examples of performance targets include an entity attaining a specified profitability metric or selling shares in an initial public offering. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved.

Current U.S. generally accepted accounting principles do not contain explicit guidance on how to account for those share-based payments. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. This Update is intended to resolve the diverse accounting treatment of those awards in practice.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

As of June 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has identified certain subsequent event as disclosed in footnote 18.

3.	ACCOUNTS RECEIVABLE

For natural gas sales, revenue is due when the gas is sold. Most residential customers settle their accounts via prepayments with debit cards, while industrial customers are billed and pay according to the contract terms ranging from 10 days to one month.

For construction projects, connection fees are generally collected in installments. First deposits of 30% of the total contract sum are received from the client when the project commences. A second payment of 30% is received at a milestone set out in the contracts. A third payment of 30% is received after construction is completed. The remaining 10% is typically heldback by the client and acts as a warranty on the quality of the project. The retained money is usually received by the company after the 1 year warranty period.

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at June 30, 2014 and December 31,2013 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts

Accounts Receivable
	6/30/2014	12/31/2013
Accounts receivable	$14,316,613	$11,537,041
Less:Allowance for bad debt	(143,166)	(115,370)
Accounts receivable, net	$14,173,447	$11,421,671

Allowance for Bad Debt
	6/30/2014	12/31/2013
Beginning balance	$(115,370)	$(120,727)
Allowance provided	-	-
Charge against allowance	(27,796)	-
Reversals	-	5,357
Ending balance	$(143,166)	$(115,370)

Accounts Receivable Aging Analysis
	6/30/2014	12/31/2013
<30 Days	$4,947,268	$6,516,988
30-60 Days	912,312	861,401
60-90 Days	525,314	280,978
90-180 Days	1,605,171	978,959
180-360 Days	4,335,807	2,261,626
>360 Days	1,990,741	637,089
Total	$14,316,613	$11,537,041

Top ten customers accounted for 54.09% of the total accounts receivable as of June 30, 2014:

Xuzhou Lanyan Gas Co., Ltd.	$1,303,711	9.11%
Hebei Zhonggang Steel Co., Ltd.	1,289,042	9.00%
Beijing Jingtai Energy Technology Co.,Ltd	1,134,724	7.93%
Shanghai DaTunEnergy Co., Ltd. (Jiangsu Branch)	912,943	6.38%
TongshanHengxinjiaye Gas Co.,Ltd	849,270	5.93%
Lianyun Port Zhaolong Home Development Co., Ltd.	515,355	3.60%
Jiangsu Zhonghuang Real Estate Co., Ltd.	471,848	3.30%
Housangyuan Liquefied Gas Station	456,352	3.19%
Hebei Dihua Real Estate Co., Ltd	414,035	2.89%
Beijing TongzhouAyouLiquified Gas Station	394,956	2.76%
	$7,742,236	54.09%

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

4.	OTHER RECEIVABLES

	6/30/2014	12/31/2013
Employee travel advance	$415,872	$230,152
Advance for consultant service	277,831	279,015
Short term security deposit for construction pipeline	307,749	189,058
Others	5,647,069	3,914,236
	$6,648,521	$4,612,461

5.	RELATED PARTY RECEIVABLE

As of June 30, 2014, the Company’s related party receivable is $671,604, of which the $327,395 (RMB 2,016,000) is due from the Company’s founder and CEO Mr. Liu Yuchuan’s wife, Fengjun Lu. The Company borrowed $3,024,895 (RMB 20,000,000) from China Development Bank. The loan was secured by the Mrs. Liu’s personal home property, which carried a $327,395(RMB 2,016,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

6.	INVESTMENT

Ref:		6/30/2014	12/31/2013
(1)	Beijing ZhongranXiangke Oil Gas Technology Co., Ltd.	$13,951,711	$14,051,432
(2)	Qujing City Fuel Gas Co., Ltd.	9,369,198	9,369,198
(3)	TongshanHengxinJiaye Gas Co., Ltd.	4,190,295	4,220,245
(4)	China Construction Bank	32,480	32,712
	Total	$27,543,684	$27,673,587

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $1,658,803 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $13,951,711investment as of June 30, 2014 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas.After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,369,198investment as of December 31, 2013consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$2,186,798	$7,766,760
Prior years investment income	5,305,372	1,158,129
2012 investment income	2,710,237	645,742
2013 investment income	3,749,304	624,309
	$13,951,711	$9,369,198

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in TongshanHengxinJiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of June 30, 2014, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,190,295for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchaseda $32,480(RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

7.	PROPERTY,PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of June 30, 2014 and December 31, 2013:

6/30/2014	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$83,029,781	$5,551,324	$77,478,457
Motor Vehicles	7,734,623	3,577,757	4,156,866
Machinery & Equipment	2,500,831	654,936	1,845,895
Buildings	2,469,388	481,818	1,987,570
Leasehold Improvements	155,085	80,397	74,688
Office Equipment	429,835	225,858	203,977
Total	$96,319,543	$10,572,090	$85,747,453

12/31/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$82,303,060	$5,002,669	$77,300,391
Motor Vehicles	7,579,322	3,377,664	4,201,658
Machinery & Equipment	2,494,545	601,929	1,892,616
Buildings	2,177,529	450,595	1,726,934
Leasehold Improvements	99,918	75,962	23,956
Office Equipment	420,170	197,531	222,639
Total	$95,074,544	$9,706,350	$85,368,194

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the six months ended June 30, 2014 and 2013 were$865,741and $836,739, respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), YuxianWeiye Gas Co., Ltd. (“Yuxian Gas”),GuannanWeiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of June 30, 2014 and December 31, 2013.

	6/30/2014	12/31/2013
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan Gas	2,820,565	2,803,532
	$4,498,540	$4,481,507

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013:

6/30/2014	At Cost	Accumulated Amortization	Net
Land Use rights	$1,679,138	$178,289	$1,500,849
Franchises	405,996	405,996	-
Accounting Software	51,099	50,107	992
	$2,136,233	$634,392	$1,501,841

12/31/2013	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,113,889	$159,018	$954,871
Franchises	408,898	408,898	-
Accounting Software	51,465	49,715	1,750
	$1,574,251	$617,630	$956,621

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the six months ended June 30, 2014 and 2013 were $16,761and $29,794respectively.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

10.	LOANS

a.           SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	6/30/2014	12/31/2013
Bank of China - Baishan Branch	3	06/19/2014	6.650%	$1,948,779	$1,962,709
Bank of China - Baishan Branch	3	1/30/2015	6.450%	811,992	-
Bank of China - Shijiazhuang Branch		06/06/2014	7.200%	-	1,635,590
WuheYongtai Bank		06/20/2014	9.900%	-	817,795
Bank of Beijing –ZhongguancunHaidian Park Branch		08/29/2014	7.200%	811,992	817,795
Dalian Bank - Beijing Branch	1	11/28/2014	8.100%	4,871,949	-
Pudong Development Bank - Shijiazhuang Branch		1/7/2014	7.800%	-	817,795
Pudong Development Bank - Shijiazhuang Branch		1/8/2015	8.400%	811,992
Nanjing Bank		2/21/2014	7.500%	-	1,774,616
Industrial and Commercial Bank of China –Zhongguancun Branch		6/25/2014	5.000%	-	981,354
China Merchants Bank		6/26/2014	8.100%	-	1,635,590
Bank of China - Baishan Branch		08/30/2014	6.450%	-	327,118
BaishanHuida Investment Management Co, Ltd.		09/05/2014	6.250%	779,512	785,083
Peixuan Rural Credit Cooperation	4	07/18/2014	11.674%	4,871,949	4,906,771
Nanjing Bank	2	11/20/2014	7.500%	1,485,944	1,496,565
China Development Bank - Beijing Branch	5	11/21/2014	7.200%	8,119,915	8,177,952
Minsheng Bank		11/7/2014	6.000%	1,299,186	1,308,472
Pudong Development Bank - Shijiazhuang Bruanch		10/23/2014	7.800%	2,435,974	2,453,388
Bank of China –Baishan Branch	3	12/17/2014	7.995%	162,398	-
Nanjing Bank	2	3/18/2015	7.500%	1,623,983	-
Hangzhou Bank– Beijing Daxing Branch		6/8/2015	6.500%	1,623,983	-
WuheYongtai Bank		06/26/2015	9.900%	811,992	-
Total				$32,471,540	$29,898,593

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Note:

1)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chenguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

2)	The loan provided by Nanjing Bank was secured by Guoneng Financing Guarantee Co., Ltd. and CEO Mr. Liu Yuchuan

3)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing ZhongranWeiye Gas Co., Ltd. with the authority of gas payment collection and BaishanWeiye Gas Co. Ltd. with liability.

4)	.The loan provided by Peixian Rural Credit Cooperation was secured by the Company’s subsidiary Beijing ZhongranWeiye Gas Co., Ltd..

5)	The Company obtained the loans from China Development Bank via a collateralized agent ZhongyuanGuoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’ subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

b.    LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	6/30/2014	12/31/2013
Bank of China - Baishan Branch	06/24/2015	6.650%	$-	$981,354
BaishanHuida Investment Management Co, Ltd.	12/31/2030	6.250%	3,280,446	3,303,893
Bank of China - Baishan Branch	08/30/2016	6.450%	1,948,779	2,616,945
Bank of China - Baishan Branch	06/17/2017	7.995%	2,273,576	-
Pudong Development Bank - Shijiazhuang Branch	07/25/2018	6.850%	4,871,949	4,906,771
Total			$12,374,750	$11,808,963

11.	OTHER PAYABLES

(a) Current other payables consisted of the following at June 30, 2014 and December 31, 2013:

Ref.		6/30/2014	12/31/2013
(1)	Amount due to Employees	$1,779,568	$2,675,923
(2)	Tax Payable	991,318	1,604,898
(3)	Payables to Subcontractors	251,996	212,210
(4)	Others	9,050,216	5,237,751
	Total	$12,073,098	$9,730,782

(1).	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors are unbilled liabilities.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

12.	CAPITAL STOCK

The authorized capital stock consists of (i) 250,000,000 shares of common stock, par value $0.001 per share, of which 57,608,833 shares are issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. The preferred stock consists of (a) series A convertible preferred stock, with 20,000,000 shares authorized of which no shares are issued and outstanding; (b) series B convertible preferred stock, with 5,000,000 shares authorized of which 200,997 shares are issued and outstanding; and (c) series B-1 convertible preferred stock, with 3,000,000 shares authorized of which noshare are issued and outstanding.

The following table depicts the Company’s outstanding securities as of June 30, 2014:

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

13.	RELATED PARTY PAYABLE

As of June 30, 2014, the Company’s total related party payable is $1,891,969 (RMB 11,650,176), of which th$1,623,983 (RMB 10,000,000) is due to the general manager of Hebei Weiye Gas (Group) Co., Ltd.(“Hebei”), Mr. Xu Zhenming. Hebei borrowed $1,623,983 (RMB 10,000,000) from Bank of China,unsecured. Mr. Xu made use of his personal network with China CITIC Bank and raised the fund for Hebei to repay the bank loan from Bank of China. Hebei will immediately repay this fund to China CITIC Bank when the bank loan from Bank of China is renewed.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

14.	INCOME TAX

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the six months ended June 30, 2014 and 2013:

Description	June 30, 2014	June 30, 2013
Income (loss) before taxes:
US	$(40,498)	(732,054)
BVI	(603,061)	(1,023,472)
PRC	2,490,106	3,314,150
Total income before taxes	$1,846,547	$1,558,624

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	493,209	778,683
	493,209	778,683
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	493,209	778,683

Effective tax rate	26.71%	49.96%

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the six months ended June 30, 2014 and 2013are shown in the following table:

	June 30, 2014	June 30, 2013
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	N/A	24.96%
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	25%	49.96%

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

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

Financial Position Segment Report
As of June 30, 2014
	Gas Distribution	Gas PipelineInstallation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$27,571,950	$12,891,910	$193,855	$40,657,715
Non-Current Assets	47,594,090	101,789,562	5,137,698	154,521,350
Total Assets	75,166,040	114,681,472	5,331,553	195,179,065

Liabilities
Current Liabilities	14,974,768	58,149,125	20,132	73,144,025
Non-current Liabilities	2,534,178	9,840,572	-	12,374,750
Total Liabilities	17,508,946	67,989,697	20,132	85,518,775

Net Assets	57,657,094	46,691,775	5,311,421	109,660,290

Liabilities & Equities	$75,166,040	$114,681,472	$5,331,553	$195,179,065

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2014
	GasDistribution	Gas PipelineInstallation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$25,063,044	$11,718,813	$(4,286,300)	$32,495,557
Cost of Revenue	(23,493,219)	(5,622,963)	4,151,242	(24,964,940)
Gross Profit	1,569,825	6,095,850	(135,058)	7,530,617

Operating Expense	(1,017,843)	(3,952,427)	(643,569)	(5,613,839)
Operating Income/(Loss)	551,982	2,143,423	(778,627)	1,916,778

Other Income/(Loss)	(14,383)	(80,650)	24,802	(70,231)
Earnings before tax	537,599	2,062,773	(753,825)	1,846,547

Income tax	(101,966)	(391,243)	-	(493,209)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$435,633	$1,671,530	$(753,825)	$1,353,338

Financial Position Segment Report
As of June 30, 2013
	Gas Distribution	Gas PipelineInstallation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$23,748,000	$11,595,768	$1,040,280	$36,384,408
Non-Current Assets	41,939,713	85,892,042	4,925,781	132,757,536
Total Assets	65,687,713	97,487,810	5,966,061	163,141,584

Liabilities
Current Liabilities	9,972,902	57,109,932	-	67,082,834
Non-current Liabilities	1,551,952	8,887,271	-	10,439,223
Total Liabilities	11,524,854	65,997,203	-	77,522,057

Net Assets	54,162,859	31,490,607	5,966,061	91,619,527

Liabilities & Equities	$65,687,713	$97,487,810	$5,966,061	$169,141,584

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

Operation Result Segment Report
For the six months ended June 30, 2013
	GasDistribution	Gas PipelineInstallation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$26,394,280	$12,887,906	$(10,989,428)	$28,292,758
Cost of Revenue	(25,102,083)	(5,488,122)	10,989,428	(19,600,777)
Gross Profit	1,292,197	7,399,784	-	8,691,981

Operating Expense	(626,313)	(3,586,587)	(1,057,530)	(5,270,430)
Operating Income/(Loss)	665,884	3,813,196	(1,057,530)	3,421,551

Other Income/(Loss)	(276,952)	(885,867)	(700,108)	(1,862,927)
Earnings before tax	388,932	2,927,330	(1,757,638)	1,558,624

Income tax	(91,324)	(687,359)	-	(778,683)
Gain/(loss) from discontinued operation, net of tax	-	-	-	-

Net Income	$297,608	$2,239,971	$(1,757,638)	$779,941

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

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Six months Ended
	Ref	6/30/2014	6/30/2013
Basic Earnings Per Share Numerator:
Net Income		$1,353,338	779,941
Income from continued operations		1,353,338	779,941
Income/(loss) from discontinued operations		-
Less:
Preferred Dividends		-
Constructive Preferred Dividends income attributed to non-controlling interest		(3,363)	(1,498)
Net income available to Common Stockholders		$1,356,701	$781,439
Income from continued operations available to Common Stockholders		$1,356,701	$781,439
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		-	704,853
Net income available to Common Stockholders		1,356,701	1,481,834
Income from continued operations available to Common Stockholders		1,356,701	1,486,292
Income/(loss) from discontinued operations available to Common Stockholders		-	-

Original Shares		57,608,833	31,802,382
Addition to Common Stock		-	-
Basic Weighted Average Shares Outstanding		57,608,833	31,802,382

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Addition to Common Stock from Conversion of Preferred Stock B-1	(2)	-	-
Addition to Common Stock from Conversion of Convertible Bonds		-	-
Addition to Common Stock from Exercise of Warrants	(3)	-	-
Diluted Weighted Average Shares Outstanding		57,608,833	31,802,382

Earnings Per Share
Basic: - Net income		$0.02	$0.03
- Income from continued operation		0.02	0.03
- Income from discontinued operation		0.00	0.00
Diluted: - Net income		$0.02	$0.03
- Income from continued operation		0.02	0.03
- Income from discontinued operation		0.00	0.00

Weighted Average Shares Outstanding
- Basic		57,608,833	31,802,382
- Diluted		57,608,833	31,802,382

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the six months ended June 30, 2014 and 2013.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the six months ended June 30, 2014 and 2013.

(3).	The exercises of warrants to common stock were anti-dilutive for the six months ended June 30, 2014 and 2013.

(4).	The applications of conversion of convertible bonds into common stock were anit-dilutive for the six months ended June 30, 2014 and 2013.

Sino Gas International Holdings, Inc.

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

17.	DISCONTINUED OPERATION

In January, 2014, the Company shut down BaishanLiquified Gas Co., Ltd, which was established in August 2012 and has had no operating activities since December 2013. As of June 30, 2014, the Company shut down Shijiazhuang, which was established in June 2007. The Company has accounted for the disposition of the assets of discontinued operation in accordance with SFAS 144 (“FASB ASC 360”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. A loss of $17,190 was recorded in the Company’s statement of income for the year ended December 31, 2013.

18.	SUBSEQUENT EVENT

Sino Gas International Holdings, Inc. (“Sino Gas” or the “Company”), Merger Sub Gas Holdings, Inc. (“Merger Sub”), and Mr. Robert Adler, Ms. Jennifer Li, and Mr. ChongjunDuan (each individual as an independent director of the Company) (collectively, the “Parties”) agreedon August 1, 2014 on a settlementin principle with the plaintiffs in the litigations captioned Berkowitz v. Sino Gas Int’l Holdings, Inc., et al., Case No. 140902517, and Porretti v. Liu, et al., Case No. 140902654, both currently pending in the Third Judicial District Court, in and for Salt Lake County, State of Utah. The settlement remains subject to appropriate documentation by the Parties and approval by the court.

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

Starting in April 2010, the Chinese government issued new policies to curb the rise of housing prices in certain cities. Since 2011 the overall housing market remained slow and such trend carried into 2014. We expect the tight control policies continue to spread from major cities to mid and small sized cities where we operate and it could affect our expansion in 2014 and 2015.

Even with the up and down nature of the Chinese real estate market over the past three years, we believe that the growth trend of the real estate market will continue because of the ongoing urbanization in China. Moreover, the Chinese government, at both the national and the local levels, continues to strongly support the use of clean energy, particularly natural gas.

In 2013, PM2.5 level and “Smog” in Beijing and other major cities in China had brought national and international attention to the air pollution issues in China. It is anticipated that clean energy like natural Gas in the energy consumption mix will increase and use of coal will reduce. The development and use of clean energy present a long term opportunity for the company.

China’s GDP grew 7.5% during the second quarter of 2014 and 7.4% during the first half year of 2014 as compared to the same period of 2013. The Company has a presence in five regions. In Jiangsu province GDP grew 8.9%, in Hebei province GDP grew 5.8%, in Yunnan province GDP grew 8.4%, in Jilin province GDP grew 6.8% and in Beijing GDP grew 7.2% in the first half year of 2014.

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

Pending Transaction

On August 6, 2014, Sino Gas International Holdings, Inc. held a special meeting of shareholders. The following proposals were submitted to the Company’s stockholders at the Special Meeting:

(1)	To approve the Agreement and Plan of Merger, dated April 3, 2014, as amended by the Amendment to the Agreement and Plan of Merger, dated April 16, 2014, and Amendment No. 2 to the Agreement and Plan of Merger, dated June 2, 2014, by and among Prosperity Gas Holdings Limited, Merger Sub Gas Holdings Inc. and the Company, providing for the merger of Merger Sub Gas Holdings Inc. with and into the Company with the Company surviving the merger as a wholly owned subsidiary of Prosperity Gas Holdings Limited (the “Going Private Transaction”).

The votes regarding the approval of the merger transaction were as follows:

FOR	AGAINST	ABSTAIN
48,258,716	38	511

(2)	To approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the merger agreement.

The votes regarding the adjournment of the special meeting to solicit additional proxies if there are insufficient votes were as follows:

FOR	AGAINST	ABSTAIN
48,257,719	1034	512

As demonstrated by the above results, the majority of the shareholders voted for the Going Private Transaction. Thus, the company will be delisted from OTCBB following the commencement of the Going Private Transaction. For more details, please reference to the company’s disclosures.

Three Months Ended, June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, net revenues were $17.0 millions, representing an increase of 14.4% from the same period of 2013. Gross profit for the three months ended June 30, 2013 was $2.0 million, representing an decrease of 60.3% from the same period of 2013. Our operating loss for the three months ended June 30, 2014 was $0.8 million, compared to a net income of $2.7 million during the same period of 2013.  Net loss for the three months ended June 30, 2014 was $0.3 million, compared to a net income of $1.4 million during the same period of 2013.

	For the 3 months ended June 30
	2014	2013	Change
(in US$ millions)	US$	US$
Net Revenues	17.0	14.9	14.4%
Gross Profit	2.0	5.2	-60.3%
Operating Income	-0.8	2.7	-129.8%
Net Income	-0.3	1.4	-122.2%
Gross Margin	12.04%	34.67%	-22.63%
Net Margin	-1.85%	9.52%	-11.37%

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

Total net revenues for the three months ended June 30, 2014 were $17.0 million compared to $14.9 million for the same period in 2013, representing an increase of 14.4%. The increase was primarily due to the increase in gas sales. During this period, we connected 15,469 new residential households to our gas distribution network, resulting in total connection fees of $4.2 million. In comparison, we connected 16,565 new residential households to our gas distribution network for the same period of 2013, resulting in total connection fees of $7.3 million. Gas sales during the three months ended June 30, 2014 were $12.8 million. Gas sales during the same period in 2013 were $7.5 million.

	For the 3 months ended June 30,
	2014		2013		Change
(In $ million)	US$	%	US$	%	%
Net Revenues	17.0	100%	14.9	%	14.4%
Connection Fees	4.2	24.4%	7.3	48.9%	-42.8%
Gas Sales	12.8	75.6%	7.5	50.7%	70.5%

Total net revenues for the six months ended June 30, 2014 increased 14.9% to $32.5 million from the same period in 2013. The increase was due to increases in both gas sales and connection fees, but primarily due to the increase in gas sales. During the six months ended June 30, 2014, we connected 26,714 new residential households to our gas distribution network, resulting in total connection fees of $8.7 million. In comparison, we connected 25,240 new residential households to our gas distribution network for the same period of 2013, resulting in total connection fees of $10.4 million. Gas sales during the six months ended June 30, 2014 were $23.8 million. Gas sales during the same period in 2013 were $17.9 million.

	For the six months ended June 30,
	2014		2013		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	32.5	100%	28.3	100%	14.9%
Connection Fees	8.7	26.7%	10.4	36.7%	-16.5%
Gas Sales	23.8	73.3%	17.9	63.1%	33.4%
Other Sales			0.06	0.2%

Connection Fees

Connection fees during the three months ended June 30, 2014 were $4.2 million, representing a decrease of 42.8% from $7.3 million during the same period of 2013 and accounting for 24.4% of the total net revenue in the three months ended June 30,2014 as compared to approximately 48.9% of the total net revenue for the same period in 2013. The source of connection fees was mainly from the development of new residential users.

	For the 3 months ended June 30,
(in US$ millions)	2014		2013		Change
	US$	%	US$	%	%
Connection Fees	4.2	100%	7.3	100%	-42.8%
Residential Users	3.9	93.7%	7.2	98.6%	-45.6%
Industrial and Commercial Users	0.3	6.3%	0.1	1.4%	236.2%

Connection fees during the six months ended June 30, 2014 decreased 16.5% to $8.7 million from $10.4 million during the same period of 2013 and accounted for 26.7% of the total net revenue in the six months ended June 30, 2014 as compared to approximately 36.7% of the total net revenue for the same period in 2013.

	For the six months ended June 30,
(in US$ millions)	2014		2013		Change
	US$	%	US$	%	%
Connection Fees	8.7	100%	10.4	100%	-16.5%
Residential Users	8.2	95.0%	10.1	97%	-18.2%
Industrial and Commercial Users	0.4	5.0%	0.3	3%	40.0%

Gas Sales

Gas sales were $12.8 million during the three months ended June 30,2014, accounting for 75.6% of total net revenue for the three months ended June 30,2014 and representing an increase of 70.5% over the same period of 2013. Gas sales to residential users increased 53.8% to $3.4 million for the three months ended June 30,2014 from $2.2 million in the same period of 2013. Gas sales to industrial and commercial users increased 77.4% to $9.5 million for the three months ended June 30, 2014 from $5.3 million in the same period of 2013.

	For the 3 months ended June 30,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Gas Sales	12.8	100%	7.5	100%	70.5%
Residential Users	3.37	26.3%	2.2	29.1%	53.8%
Industrial and Commercial Users	9.47	73.7%	5.3	70.9%	77.4%

Gas sales during the six months ended June 30, 2014 increased 33.4% to $23.8 million from the same period of 2013, accounted for 73.3% of total net revenue for the six months ended June 30, 2014. Gas sales to residential users for the six months ended June 30, 2014 increased 7.9% to $8.7 million from $8.1 million in the same period of 2013. Gas sales to industrial and commercial users during the six months ended June 30, 2013 increased 54.5% to $15.1 from $9.8 million in the same period of 2013.

	For the six months ended June 30,
	2014		2013		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	23.8	100%	17.9	100%	33.4%
Residential Users	8.7	36.6%	8.1	45.2%	7.9%
Industrial and Commercial Users	15.1	63.4%	9.8	54.8%	54.5%

Cost of Revenues

Cost of revenues for the three months ended June 30,2014, which includes cost of connections and cost of gas sales, was $14.95 million, representing an increase of 54.0% from $9.7 million in the same period of 2013.

	For the 3 months ended June 30,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Cost of Revenues	14.95	100%	9.7	100%	54.0%
Connection Fee Cost	1.44	9.7%	2.5	25.8%	-42.3%
Gas Cost	13.51	90.3%	7.2	74.2%	87.4%

Cost of revenues for the six months ended June 30, 2014, which includes cost of connections and cost of gas sales, increased 27.4% to $25.0 million from $19.6 million in the same period of 2013.

	For the six months ended June 30,
	2014		2013		Change
(in US$ millions)	US$	%	US$	%	%
Cost of Revenues	25.0	100%	19.6	100%	27.4%
Connection Fee Cost	2.7	10.8%	3.0	15.2%	-9.0%
Gas Cost	22.3	89.2%	16.6	84.8%	33.9%

Cost of Connection Fees

The cost of connection fees decreased 42.3% to $1.44 million during the three months ended June 30,2014 from $2.5 million for the same period in 2013. During the three months ended June 30,2014, our revenue decreased 42.8% from the connection fees.

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of gas sales increased 87.4% to $13.5 million during the three months ended June 30,2014 from $7.2  million for the same period in 2013. This increase in cost of gas sales is largely due to the proportionate increase in expenses associated with the increase in gas sales.

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

During the three months ended June 30,2014, gross profit was $2.0 million, representing a decrease of approximately 60.3% from the same period of 2013. Gross profit from connection fees was $2.7 million for the three months ended June 30,2014. In comparison, gross profit from connection fees was $5.2 million for the three months ended June 30, 2013. Gross profit from gas sales was negative $0.7 million for the three months ended June 30,2014.

	For the 3 months ended June 30,
	2014			2013		Change
($ million)	US$	%		US$	%	%
Gross Profit	2.0		%	5.2	100%	-60.3%
Connection	2.7		%	4.8	92.5%	-43.17%
Gas	-0.7	negative		0.4	6.3%	-306%

During the six months ended June 30, 2014, gross profit decreased 13.4% to $8.7 million from the same period of 2013. Gross profit from connection fees was $5.96 million for the three months ended June 30, 2014, accounting for 79.2% of total gross profit. In comparison, gross profit from connection fees was $7.4 million for the six months ended June 30, 2013, accounting for 85.1% of total gross profit for the six months ended June 30, 2013. Gross profit from gas sales was $1.57 million for the six months ended June 30, 2014, accounting for 20.8% of total gross profit, compared to $1.2 million, accounting for 14.2% of total gross profit in the same period of 2013.

	For the 6 months ended June 30,
	2014		2013		Change
($ million)	US$	%	US$	%	%
Gross Profit	7.53	100%	8.7	100%	-13.4%
Connection	5.96	79.2%	7.4	85.1%	-9.0%
Gas	1.57	20.8%	1.2	14.2%	33.9%

Gross margin during the three months ended June 30, 2014 was 12.0%, compared to 34.7% during the same period in 2013. Gross margin during the six months ended June 30, 2014 was 23.2%, compared to 30.7% during the same period in 2013.

Gross margin for connection fees for the three months ended June 30, 2014 was 65.3%, compared to 65.6% in the same period of 2013. Gross margin for connection fees for the six months ended June 30, 2014 was 68.8%, compared to 71.4% in the same period of 2013.

Gross margin for sales of natural gas was negative 5.2% for the three months ended June 30,2014, compared to 4.3% during the same period of 2013. Gross margin for sales of natural gas was positive 6.6% for the six months ended June 30, 2014, compared to 6.9% during the same period of 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended June 30, 2014 were $2.9 million and approximately 16.8% of net revenues, compared with $2.4 million, or 16.2%, of net revenues in the same period of 2013.

Selling, General and Administrative (“SG&A”) expenses in the six months ended June 30, 2014 were $5.6 million, compared with $5.3 million in the same period of 2013.

Operating Income

Operating loss for the three months ended June 30, 2014 was $0.8 million, compared to  operating income of $2.7 million for the same period of 2013.

Operating income for the six months ended June 30, 2014 was $1.9 million, compared to operating income of $3.4 million for the same period of 2013.

Other Income (Expense)

Other income was $0.7 million for the three months ended June 30, 2014, compared with other expense of $0.9 million for the same period of 2013.

Other expense was $0.07 million for the six months ended June 30, 2014, compared with other expense of $1.8 million for the same period of 2013.

Income tax

Income tax was $0.2 million for the three months ended June 30, 2014, compared to $0.4 million for the same period of 2013.

Income tax was $0.5 million for the six months ended June 30, 2014, compared to $0.8 million for the same period of 2013.

Net Income

Net loss for the three months ended June 30, 2014 was $ 0.3 million, compared with net income of $1.4 million for the same period of 2013.

Net income for the six months ended June 30, 2014 was $ 1.4 million, compared with net income of $0.8 million for the same period of 2013.

Liquidity and Capital Resources

Cash and cash equivalents at the end of period were $3.6 million as of June 30, 2014, representing a decrease of $1.5 million as compared to $5.1 million as of December 30, 2013.

Cash sourced in operating activities for the three months ended June 30, 2014 was $4.3 million, compared to $8.4 million during the same period of 2013. Cash sourced in operating activities for the six months ended June 30, 2014 was $1.1 million, compared to $0.7 million during the same period of 2013

Cash used in investing activities for the three months ended June 30, 2014 was $3.7 million, representing an increase of $0.6 million from $3.1 million during the same period of 2013. Cash used in investing activities for the six months ended June 30, 2014 was $5.9 million compared to cash used $10.5 million during the same period of 2013.

Cash sourced in financing activities for the three months ended June 30, 2014 was $0.6 million, representing a decrease of $0.2 million from $0.8 million during the same period of 2013.  Cash sourced in financing activities for the six months ended June 30, 2014 was $3.2 million, representing a decrease of $2 million from $5.2 million during the same period of 2013.

Accounts Receivable

Accounts receivables as of June 30, 2014 were $14.2 million, representing an increase of $2.8 million from $11.4 million as of December 31, 2013.

Notes Receivable

Notes receivables as of June 30, 2014 were 0.2 million.

Inventory

Inventory of $5.35 million as of June 30, 2014 was comprised of spare parts and natural gas.

Fixed Assets

Fixed Assets as of June 30, 2014 were $85.75 million, representing an increase of $0.4 million from $85.37 million as of December 31, 2013. The table below is a breakdown of our fixed assets at cost:

	June 30, 2014	December 31 2013
At Cost	96,319,543	95,074,544
Gas Pipelines	$83,029,781	$82,303,060
Motor Vehicles	7,734,623	7,579,322
Machinery & Equipment	2,500,831	2,494,545
Buildings	2,469,388	2,177,529
Leasehold Improvements	155,085	99,918
Office Equipment	429,835	420,170
Less Accumulated depreciation	10,572,090	9,706,350
	$85,747,453	$85,368,194

Bank Loans

Short-term bank loans as of June 30, 2014 were 32.5 million, an increase of $2.6 million compared to $29.9 million as of December 31, 2013. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of June 30, 2014 were $12.4 million, an increase of $0.6 million compared to $11.8 million as of December 31, 2013.

Accounts Payable

Accounts payable as of June 30, 2014 was $20.2 million, representing an increase of $0.9 million compared to the account payable of $19.3 million as of December 31, 2013.

Other Payables

The current portion of the other payables as of June 30, 2014 were $12.1 million, representing an increase of $2.4 million compared to the other payables of $9.7 million as of December 31, 2013.

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

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

