Form 10-Q
period 2014-09-30
Sino Gas International Holdings, Inc.
filed 2014-11-19
CIK 1326364

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of September 30, 2014, the Registrant had 57,608,833 shares of common stock outstanding.

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

3

Sino Gas International Holdings, Inc.

Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Stated in US Dollars)

Sino Gas International Holdings, Inc.

5

To:	The Board of Directors and Stockholders of

Sino Gas International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Sino Gas International Holdings, Inc. as of September 30, 2014 and December 31, 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for the three and nine month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

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

/s/ WWC, P.C.
San Mateo, California	WWC, P.C.
November 17, 2014	Certified Public Accountants

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

		(Audited)
	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash & cash equivalents	$3,442,708	$5,093,408
Notes receivable	264,575	376,186
Accounts receivable	14,263,008	11,421,671
Other receivables	6,893,744	4,612,461
Related party receivable	2,347,324	292,444
Inventory	5,107,147	1,104,548
Advance to suppliers	4,603,876	10,027,964
Prepaid expenses and taxes	2,481,517	2,185,796
Total Current Assets	39,403,899	35,114,478

Non-Current Assets
Investment	27,546,754	27,673,587
Property, plant & equipment, net	84,774,424	85,368,194
Construction in progress	39,397,068	30,150,669
Intangible assets, net	1,514,142	956,621
Goodwill	4,498,540	4,481,507
Deposit	170,564	855,597
Total Non-current Assets	157,901,492	149,486,175

Total Assets	$197,305,391	$184,600,653

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Bank loans	$32,512,995	$29,898,593
Accounts payable	20,860,452	19,257,221
Other payables	7,803,931	9,730,782
Accrued liabilities	20,132	-
Unearned revenue	6,936,124	5,454,519
Related party payable	8,386,833	265,812
Total Current Liabilities	76,520,467	64,606,927

Non-current Liabilities
Long-term bank loans	11,371,020	11,808,963
Total Non-current Liabilities	11,371,020	11,808,963

Total Liabilities	$87,891,487	$76,415,890

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013
STOCKHOLDERS' EQUITY

Preferred stock B US $0.001 par value; 5,000,000 shares authorized; 200,997 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	$201	$201
Additional paid in capital - Preferred Stock B	233,655	233,655
Preferred stock B-1 US $0.001 par value; 3,000,000 shares authorized; no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	-	-
Additional paid in capital - Preferred Stock B-1	-	-
Common stock US$0.001 par value; 250,000,000 shares authorized; 57,608,833 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.	57,607	57,607
Additional paid in capital	47,273,027	47,273,027
Statutory reserve	8,099,998	7,553,112
Retained earnings	37,642,819	37,379,816
Non-controlling Interest	7,407,000	7,410,654
Accumulated other comprehensive income	8,699,597	8,276,691
Total Stockholders' Equity	109,413,904	108,184,763

Total Liabilities & Stockholders' Equity	$197,305,391	$184,600,653

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Income

For the three months and nine months ended September 30, 2014 and 2013

(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Sales revenue	$22,649,778	$13,878,779	$55,145,335	$42,171,537
Cost of revenue	17,964,200	8,260,261	42,929,140	27,861,037
Gross Profit	4,685,578	5,618,518	12,216,195	14,310,500

Operating Expense
Selling expense	1,500,412	1,340,699	4,481,393	3,739,652
General and administrative expense	1,742,829	1,260,485	4,375,687	4,131,962
Total operating expense	3,243,241	2,601,184	8,857,080	7,871,614

Operating Income/(Loss)	1,442,337	3,017,334	3,359,115	6,438,886

Other Income/(Expense)
Investment Income/(Loss)	72	198,121	24,865	196,009
Other income	-	154,703	526,318	186,144
Other expense	(1,063,404)	14,425	(370,817)	(109,442)
Interest income	11,524	41,913	97,818	142,075
Interest expense	(536,472)	(933,705)	(1,936,695)	(2,802,258)
Total other income/(expense)	(1,588,280)	(524,543)	(1,658,511)	(2,387,472)

Income before tax	(145,943)	2,492,791	1,700,604	4,051,414

Income tax	(401,160)	(495,011)	(894,369)	(1,273,694)

Net income/(loss)	(547,103)	1,997,780	806,235	2,777,720

Net income (loss) attributable to:
- Common stockholders	(546,812)	1,996,282	809,889	2,779,218
- Non-controlling interest	(291)	(1,498)	(3,654)	(1,498)

Other Comprehensive income
Foreign currency translation adjustment	300,717	916,233	422,906	2,651,699
Comprehensive income/(loss)	(246,386)	2,914,013	1,229,141	5,429,419

Comprehensive Income/(Loss) Attributable to:
-Common stockholders	(246,386)	2,914,013	1,229,141	5,429,419
-Non-controlling stockholders	-	-	-	-
	(246,386)	2,914,013	1,229,141	5,429,419

Earnings per share
Basic: -Net income	0.00	0.06	0.01	0.08
Diluted: -Net income	0.00	0.06	0.01	0.08

Weighted Average Shares Outstanding
Basic	57,608,833	32,650,813	57,608,833	32,650,813
Diluted	57,608,833	32,650,813	57,608,833	32,650,813

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

	Preferred Stock B			Preferred Stock B-1			Common Stock
	Shares Outstanding	Amount	APIC - Preferred Stock B	Shares Outstanding	Amount	APIC - Preferred Stock B-1	Shares Outstanding	Amount	APIC - Common Stock
Balance at January 1, 2013	200,997	201	233,655	-	-	-	31,802,382	31,801	38,069,322
Net Income	-	-	-	-	-	-	-	-	-
Conversion of Convertible Bonds to Common Stock	-	-	-	-	-	-	25,806,451	25,806	9,203,705
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at December 31, 2013	200,997	201	233,655	-	-	-	57,608,833	57,607	47,273,027

Balance at January 1, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	47,273,027
Net Income	-	-	-	-	-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	-	-	-	-	-	-	-
Appropriation of Retained Earnings	-	-	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-	-
Balance at September 30, 2014	200,997	201	233,655	-	-	-	57,608,833	57,607	47,273,027

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

	APIC - Beneficial Conversion Feature	Statutory Reserve	Retained Earnings	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2013	515,851	6,150,234	30,024,006	7,374,492	5,474,055	87,873,617
Net Income	-	-	8,517,457	-	-	8,517,457
Conversion of Convertible Bonds to Common Stock	(515,851)	-	-	-	-	8,713,660
		-	-	-	-	-
Appropriation of Income to Non-controlling Interest	-	-	(36,162)	36,162	-	-
Capital Gain on Sale of Investment from Headquarter to Jiangsu Energy		277,393				277,393
Appropriation of Retained Earnings	-	1,125,485	(1,125,485)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	2,802,636	2,802,636
Balance at December 31, 2013	-	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763
	-
Balance at January 1, 2014	-	7,553,112	37,379,816	7,410,654	8,276,691	108,184,763
Net Income	-	-	806,235	-	-	806,235
Appropriation of Income to Non-controlling Interest	-	-	3,654	(3,654)	-	-
Appropriation of Retained Earnings	-	546,886	(546,886)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	422,906	422,906
Balance at September 30, 2014	-	8,099,998	37,642,819	7,407,000	8,699,597	109,413,904

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2014 and 2013

(Stated in US Dollars)

	Three Months Ended		Nine Months Ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Cash Flows from Operating Activities
Net Income/(Loss)	(547,103)	1,997,780	806,235	2,777,720
Bad debt provision	904	6,135	28,700	(3,626)
Depreciation expense	630,320	392,487	1,496,061	1,229,226
Amortization expense of intangible assets	10,571	18,718	27,332	48,512
Amortization expense of convertible bonds	-	200,155	-	585,009
Loss/(gain) on disposal of property and equipment	-	-	-	232,326
Decrease/(increase) in accounts and other receivables	(389,145)	(846,464)	(5,039,709)	(3,098,298)
Decrease/(increase) in inventory	245,203	(341,566)	(4,002,598)	(1,632,913)
Decrease/(increase) in prepaid expenses	2,919,336	(3,499,898)	5,128,367	(2,731,569)
Decrease/(Increase) in related party receivable	(1,675,720)	54,238	(2,054,880)	10,293
Increase/(decrease) in accounts and other payables	3,357,723	(3,993,927)	9,299,137	(2,758,579)
Cash Sourced/(Used) in Operating Activities	4,552,089	(6,012,342)	5,688,645	(5,341,899)

Cash Flows from Investing Activities
Decrease/(Increase) in deposit	(47)	(97,574)	685,032	(140,355)
Increase of investment in equity	(3,070)	(85,872)	126,833	(384,131)
Purchase of property, plant & equipment	342,709	(2,259,415)	(902,290)	(3,490,599)
Increase of goodwill	-	-	(17,033)	(2,920,345)
Purchase of other intangible assets	(22,871)	(54,587)	(584,853)	(54,587)
Increase in construction in progress	(4,337,754)	(3,344,421)	(9,246,399)	(9,380,274)
Cash Sourced/(Used) in Investing Activities	(4,021,033)	(5,841,869)	(9,938,710)	(16,370,291)

Cash Flows from Financing Activities
Increase/(decrease) of bank loans	(962,275)	5,586,563	2,176,459	9,483,689
Increase of statutory reserve	-	(954,799)	-	275,706
Increase of notes payable	(22,736)	(113,119)	-	-
Cash Sourced/(Used) in Financing Activities	(985,011)	4,518,645	2,176,459	9,759,395

Net increase in cash & cash equivalents for the periods	(453,955)	(7,335,566)	(2,073,606)	(11,952,795)
Effect of currency translation	300,717	957,667	422,906	2,651,699
Cash & cash equivalents at the beginning of periods	3,595,946	10,912,830	5,093,408	13,836,027
Cash & cash equivalents at the end of periods	3,442,708	4,534,931	3,442,708	4,534,931

Supplementary cash flows information
Interest received	11,524	41,913	97,818	142,075
Interest paid	279,358	493,324	1,531,257	2,219,411
Income tax paid	110,292	436,252	1,216,971	1,218,104

See Accompanying Notes to Financial Statements and Accountant’s Report

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

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

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

As of September 30, 2014 and December 31, 2013

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

The Company owned its subsidiaries after inception and continued to acquire equity interests throughout the reporting periods. The following table depicts the identities of the consolidating subsidiaries as of September 30, 2014:

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

As of September 30, 2014 and December 31, 2013

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

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, accounting software licenses, franchise, and land use rights. The Company makes its determinations based on various factors that impact those assets.

At September 30, 2014, the Company assessed its buildings, equipment, vehicles, accounting software licenses, franchise and land use rights for production and has concluded its long-lived assets have no impairment losses for the period then ended.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

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

As of September 30, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

The following tables present the Company’s financial assets and liabilities at fair value in accordance with ASC 820-10:

At September 30,	Quoted in	Significant
2014:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Notes receivable	$264,575	$-	$-	$264,575
Total financial assets	$264,575	$-	$-	$264,575

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

At December 31,	Quoted in	Significant
2013:	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Restricted cash	$-	$-	$-	$-
Total financial assets	$-	$-	$-	$-

Financial liabilities:
Notes payable	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

(p)	Foreign Currency Translation

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

	9/30/2014	12/31/2013
Years end RMB : US$ exchange rate	6.1560	6.1140
Average yearly RMB : US$ exchange rate	6.1502	6.1982

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

As of September 30, 2014 and December 31, 2013

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

•	Since Sino Gas International Holdings, Inc. is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for nine months ended September 30, 2014.

(u)	Advertising

The Company expensed all advertising costs as incurred.

(v)	Risk

•	Concentration of Credit Risk

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

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders. Comprehensive income for the nine months ended September 30, 2014 and 2013 included net income and foreign currency translation adjustments.

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

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

As of September 30, 2014, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2014 and December 31, 2013

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

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at September 30, 2014 and December 31, 2013 were approximately 1% of gross account receivables. To collect on doubtful accounts, the Company uses all of its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collection agents to collect the outstanding balance. If the collection is no longer probable, the Company will write off the balance against the allowance for doubtful accounts.

The Company has not experienced any material delinquent accounts that were uncollectible and has not written off a material balance against the allowance for doubtful accounts.

Accounts Receivable

	9/30/2014	12/31/2013
Accounts receivable	$14,407,079	$11,537,041
Less: Allowance for bad debt	(144,071)	(115,370)
Accounts receivable, net	$14,263,008	$11,421,671

Allowance for Bad Debt

	9/30/2014	12/31/2013
Beginning balance	$(115,370)	$(120,727)
Allowance provided	-	-
Charge against allowance	(28,701)	-
Reversals	-	5,357
Ending balance	$(144,071)	$(115,370)

Accounts Receivable Aging Analysis

	9/30/2014	12/31/2013
<30 Days	$3,651,507	$6,516,988
30-60 Days	1,552,912	861,401
60-90 Days	2,268,922	280,978
90-180 Days	1,053,304	978,959
180-360 Days	1,542,556	2,261,626
>360 Days	4,337,796	637,089
Total	$14,407,079	$11,537,041

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

Top ten customers accounted for 53.61% of the total accounts receivable as of September 30, 2014:

Xuzhou Lanyan Gas Co., Ltd.	$1,308,177	9.08%
Hebei Zhonggang Steel Co., Ltd.	1,124,362	7.80%
Beijing Jingtai Energy Technology Co., Ltd	1,135,517	7.88%
Shanghai DaTun Energy Co., Ltd. (Jiangsu Branch)	856,686	5.94%
Tongshan Hengxinjiaye Gas Co., Ltd	849,863	5.90%
Beijing Langfa Gas Co., Ltd.	596,253	4.14%
Lianyun Port Zhaolong Home Development Co., Ltd.	515,715	3.58%
Jiangsu Zhonghuang Real Estate Co., Ltd.	468,928	3.25%
Housangyuan Liquefied Gas Station	456,670	3.17%
Hebei Dihua Real Estate Co., Ltd	414,324	2.87%
	$7,726,956	53.61%

4.	OTHER RECEIVABLES

	9/30/2014	12/31/2013
Employee travel advance	$2,052,201	$230,152
Advance for consultant service	282,781	279,015
Short term security deposit for construction pipeline	270,085	189,058
Others	4,288,677	3,914,236
	$6,893,744	$4,612,461

5.	RELATED PARTY RECEIVABLE

As of September 30, 2014, the Company’s related party receivable is $2,347,324, of which the $216,374 (RMB 1,332,000) is due from the Company’s founder and CEO Mr. Liu Yuchuan’s wife, Fengjun Lu. The Company borrowed $3,248,863 (RMB 20,000,000) from China Development Bank. The loan was secured by the Mrs. Liu’s personal home property, which carried a $327,485 (RMB 2,016,000) mortgage. Because the Bank required the mortgage loan to be settled before it would collateralize on it, the Company paid the entire mortgage on behalf of the CEO. This payment was interest free.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

6.	INVESTMENT

Ref.		9/30/2014	12/31/2013
(1)	Beijing Zhongran Xiangke Oil Gas Technology Co., Ltd.	$13,953,615	$14,051,432
(2)	Qujing City Fuel Gas Co., Ltd.	9,369,198	9,369,198
(3)	Tongshan Hengxin Jiaye Gas Co., Ltd.	4,191,452	4,220,245
(4)	China Construction Bank	32,489	32,712
	Total	$27,546,754	$27,673,587

(1)	The Company through its wholly owned subsidiary Beijing Gas invested $2,187,402 (RMB 13,465,648) in the acquisition of a 40% equity position in Xiangke Oil Gas. The $13,953,615 investment as of September 30, 2014 consisted of principal and accumulated post-acquisition investment income attributed to Xiangke Oil Gas’ operation results.

(2)	Along with two local partners in Qujing city, the second largest city in Yunnan province of PRC, Beijing Gas established Qujing City Fuel Gas Co., Ltd. with registered capital of $4,387,761 (RMB 30,000,000). Beijing Gas’ original investment of $1,746,764 (RMB 11,700,000) represented 39% equity ownership of Qujing Gas.

On December 17, 2010, the Company, along with its wholly owned subsidiaries Gas Construction and Beijing Gas, entered into a Subscription Agreement with AMP Capital Asian Giants Infrastructure Fund (“AGIF”), under the terms of which Gas Construction issued to AGIF 48,039 ordinary shares that represents 49% of the total issued capital of Gas Construction for consideration of US$2.0 million.  In addition, pursuant to the Subscription Agreement, the equity interest in Qujing Gas held by Beijing Gas was transferred to Gas Construction so that Gas Construction became the beneficial holder of a 39% equity interest in Qujing Gas. After the close of the equity subscription, shareholders of Qujing Gas amended the Articles of Incorporation to raise the level of registered capital to $20,425,157 (RMB 130,000,000). The $9,369,198 investment as of September 30, 2014 consisted of principal and accumulated post-acquisition investment income attributed to Qujin Gas’ operational results.

Investment	Xiangke Oil Gas	Qujing Gas
Investment Cost	$2,187,402	$7,766,760
Prior years investment income	5,230,691	1,158,129
2012 investment income	2,785,182	645,742
2013 investment income	3,750,340	624,309
	$13,953,615	$9,369,198

(3)	On April 23, 2008, Beijing Gas entered into an agreement to acquire a 100% equity interest in Tongshan Hengxin Jiaye Natural Gas Co., Ltd. (“Tongshan Gas”), for a purchase price of $4,660,000 (RMB 32,600,000). Tongshan is a regional natural gas distributor and developer of natural gas distribution networks in Jiangsu province of the PRC. As of September 30, 2014, the Company has not finished the registration of the equity transfer with the Tongshan City Industrial and Commercial Administration. Therefore, acquisition payments of $4,191,452 for Tongshan Gas were classified as investment as of that date.

(4)	The Company purchased a $32,489 (RMB 200,000) long-term fund with the Bank of Construction in an effort to maintain a favorable relationship and enhance further credit facility.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, Plant, and Equipment consisted of the following as of September 30, 2014 and December 31, 2013:

9/30/2014	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$82,688,567	$5,973,208	$76,715,359
Motor Vehicles	7,722,056	3,693,517	4,028,539
Machinery & Equipment	2,503,326	687,464	1,815,862
Buildings	2,468,885	504,006	1,964,879
Leasehold Improvements	157,188	83,950	73,238
Office Equipment	436,811	260,264	176,547
Total	$96,319,543	$10,572,090	$84,774,424

12/31/2013	At Cost	Accumulated Depreciation	Net
Gas Pipelines	$82,303,060	$5,002,669	$77,300,391
Motor Vehicles	7,579,322	3,377,664	4,201,658
Machinery & Equipment	2,494,545	601,929	1,892,616
Buildings	2,177,529	450,595	1,726,934
Leasehold Improvements	99,918	75,962	23,956
Office Equipment	420,170	197,531	222,639
Total	$95,074,544	$9,706,350	$85,368,194

Gas pipelines purchased prior to 2008 were depreciated over their 25 year useful lives. Starting from 2008, the Company purchased a new quality of pipelines under a 50 year warranty. The new gas pipelines were depreciated over their 50 year useful lives.

Depreciation expenses included in the consolidated statements of income for the six months ended September 30, 2014 and 2013 were $865,741 and $836,739, respectively.

8.	GOODWILL

Goodwill was related to the acquisitions of Beijing Chenguang Gas Co., Ltd. (“Chengguang Gas”), Yuxian Weiye Gas Co., Ltd. (“Yuxian Gas”), Guannan Weiye Gas Co., Ltd. (“Guannan Gas”) and Baishan Gas Co.(“Baishan Gas”), Ltd. Management annually reviews the carrying value of goodwill using the sum of the discounted cash flows to determine if an impairment charge is necessary. The Company has determined there were no impairments to goodwill as of September 30, 2014 and December 31, 2013.

	9/30/2014	12/31/2013
Yuxian Gas	$10,954	$10,954
Guannan Gas	409,963	409,963
Chengguang Gas	1,257,058	1,257,058
Baishan Gas	2,820,565	2,803,532
	$4,498,540	$4,481,507

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

9.	INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013:

9/30/2014	At Cost	Accumulated Amortization	Net
Land Use rights	$1,701,882	$188,598	$1,513,284
Franchises	406,108	406,108	-
Accounting Software	51,114	50,256	858
	$2,159,104	$644,962	$1,514,142

12/31/2013	At Cost	Accumulated Amortization	Net
Land Use Rights	$1,113,889	$159,018	$954,871
Franchises	408,898	408,898	-
Accounting Software	51,465	49,715	1,750
	$1,574,251	$617,630	$956,621

Land use rights represent the right to use and develop land granted by the local PRC government in accordance with zoning laws less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land use rights.

Under exclusive franchises agreements between the Company and the applicable PRC local government and entities in charge of gas utility, the Company operates as a local natural gas distributor in a city or county. Amortization expenses included in the consolidated statements of income for the nine months ended September 30, 2014 and 2013 were $27,332 and $48,512 respectively.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

10.	LOANS

a.	SHORT-TERM BANK LOANS

Name of Bank	Note	Due Date	Interest Rate	9/30/2014	12/31/2013
Bank of China - Baishan Branch	3	6/19/2014	6.650%	$1,949,318	$1,962,709
Bank of China - Baishan Branch	3	1/30/2015	6.450%	1,299,545	-
Bank of China - Shijiazhuang Branch		06/06/2014	7.200%	-	1,635,590
Wuhe Yongtai Bank		06/20/2014	9.900%	-	817,795
Bank of Beijing – Zhongguancun Haidian Park Branch		08/29/2014	7.200%	812,216	817,795
Dalian Bank - Beijing Branch	1	11/28/2014	8.100%	4,873,295	-
Pudong Development Bank - Shijiazhuang Branch		1/7/2014	7.800%	-	817,795
Pudong Development Bank - Shijiazhuang Branch		1/8/2015	8.400%	812,216
Nanjing Bank		2/21/2014	7.500%	-	1,774,616
Industrial and Commercial Bank of China – Zhongguancun Branch		6/25/2014	5.000%	-	981,354
China Merchants Bank		6/26/2014	8.100%	-	1,635,590
Bank of China - Baishan Branch		08/30/2014	6.450%	-	327,118
Baishan Huida Investment Management Co, Ltd.		09/05/2014	6.250%	974,659	785,083
Peixuan Rural Credit Cooperation	4	07/18/2014	11.674%	-	4,906,771
Nanjing Bank	2	11/20/2014	7.500%	1,486,355	1,496,565
China Development Bank - Beijing Branch	5	11/21/2014	7.200%	8,122,157	8,177,952
Minsheng Bank		11/7/2014	6.000%	1,299,545	1,308,472
Pudong Development Bank - Shijiazhuang Bruanch		10/23/2014	7.800%	2,436,647	2,453,388
Bank of China – Baishan Branch	3	12/17/2014	7.995%	162,443	-
Nanjing Bank	2	3/18/2015	7.500%	1,624,431	-
Hangzhou Bank – Beijing Daxing Branch		6/8/2015	6.500%	1,624,431	-
Wuhe Yongtai Bank		06/26/2015	9.900%	812,216	-
Hangzhou Bank - Beijing Daxing Branch		7/29/2015	6.50%	1,624,431	-
ICBC-Datun Road Branch		7/16/2015	6.00%	974,659	-
Bank of China - Shijiazhuang Branch		9/16/2015	7.80%	1,624,431	-
Total				$32,512,995	$29,898,593

Note:

1)	The loans provided by Bank of Dalian were secured by the Company’s subsidiary Chenguang Gas’ registered capital, CEO Mr. Liu Yuchuan and COO Mr. Zhou Zhicheng’s personal home properties, which have been appraised at total fair market value of $933,254 (RMB 6,380,854)

2)	The loan provided by Nanjing Bank was secured by Guoneng Financing Guarantee Co., Ltd. and CEO Mr. Liu Yuchuan

3)	The loan provided by Bank of China – Baishan Branch was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd. with the authority of gas payment collection and Baishan Weiye Gas Co. Ltd. with liability.

4)	The loan provided by Peixian Rural Credit Cooperation was secured by the Company’s subsidiary Beijing Zhongran Weiye Gas Co., Ltd.

5)	The Company obtained the loans from China Development Bank via a collateralized agent Zhongyuan Guoxin Credit Guarantee Co., Ltd. (the “Guarantor”). The Guarantor guaranteed to the Banks the entire principal and accrued interest. The Company pledged all of Beijing Gas’s subsidiaries and deposited $1,028,464 (RMB 6,800,000), which was classified as non-current asset deposits, with the Guarantor, and was required to pay 2% of the outstanding loans as a financial service fee to the Guarantor per annum. Because the Company lacked the favorable credit history to directly establish a credit facility with the banks, the credit collateralization from Guarantor was chosen as a financing solution.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

b.	LONG-TERM BANK LOANS

Name of Bank	Due Date	Interest Rate	9/30/2014	12/31/2013
Bank of China - Baishan Branch	6/24/2015	6.650%	$-	$981,354
Baishan Huida Investment Management Co, Ltd.	12/31/2030	6.250%	3,086,420	3,303,893
Bank of China - Baishan Branch	8/30/2016	6.450%	1,299,545	2,616,945
Bank of China - Baishan Branch	6/17/2017	7.995%	2,274,204	-
Pudong Development Bank - Shijiazhuang Branch	7/25/2018	6.850%	4,710,851	4,906,771
Total			$11,371,020	$11,808,963

11.	OTHER PAYABLES

(a)	Current other payables consisted of the following at September 30, 2014 and December 31, 2013:

Ref.		9/30/2014	12/31/2013
(1)	Amount due to Employees	$1,158,711	$2,675,923
(2)	Tax Payable	1,282,186	1,604,898
(3)	Payables to Subcontractors	253,817	212,210
(4)	Others	13,231,374	5,237,751
	Total	$15,926,088	$9,730,782

(1).	Amounts due to employees included accrual payroll, welfare payable, continued education training program cost and individual travel advance. All of these amounts were unsecured, interest free, and have no fixed repayment terms.

(2).	The tax payable consists of value added tax, sales tax, income tax and local tax payables.

(3).	Payables to subcontractors are unbilled liabilities.

12.	RELATED PARTY PAYABLE

On May 9, 2014, Beijing ZhongRan WeiYe Gas Co., Ltd. (the "Company"), a 100% owned PRC subsidiary of Sino Gas International Holdings, Inc., entered into a loan agreement with Zhongyu (Henan) Energy Holdings Limited (the "Lender") (the "Agreement") pursuant to which the Lender will grant a loan facility (permitting multiple one-year term drawdowns) to the Company in a total amount not exceeding RMB 50,000,000 (approximately USD $8.12 million based on the prevailing spot USD-RMB exchange rate) for the Company to use as working capital (the "Loan") and the Company will pay the Lender an interest on the outstanding loan amount computed at a rate equal to 8% per annum (the interest payment will be made monthly). To secure the Loan, pursuant to the Agreement, the Company will pledge its dividend right attached to the 40% equity interests of the Company in ZhongRan Xiangke Oil and Gas Technology Co., Ltd. (a 40% owned PRC joint venture entity of the Company) to the Lender.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

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

The following table depicts the Company’s outstanding securities as of September 30, 2014:

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

The following tabulation presents the income tax and deferred tax of the Company and its individual subsidiaries for the nine months ended September 30, 2014 and 2013:

Description	September 30, 2014	September 30, 2013
Income (loss) before taxes:
US	$(40,643)	$(1,317,744)
BVI	(879,538)	(1,129,454)
PRC	2,620,784	6,498,612
Total income before taxes	$1,700,603	$4,051,414

Provision for taxes:-
Current:
US	-	-
BVI	-	-
PRC	(894,369)	(1,273,694)
	(894,369)	(1,273,694)
Deferred:
US	-	-
BVI	-	-
PRC	-	-
Valuation allowance	-	-
	-	-

Total provision for taxes	(894,369)	(1,273,694)

Effective tax rate	52.59%	31.44%

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 are shown in the following table:

	September 30, 2014	September 30, 2013
U.S. federal statutory income tax rate	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%
Tax holiday	27.59%	6.44%
Accruals in foreign jurisdictions	N/A	N/A
Effective tax rate	52.59%	31.44%

15.	SEGMENT INFORMATION

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

Financial Position Segment Report

As of September 30, 2014

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$29,400,662	$9,786,013	$217,224	$39,403,899
Non-Current Assets	38,149,408	114,614,387	5,137,698	157,901,493
Total Assets	67,550,070	124,400,399	5,354,923	197,305,392

Liabilities
Current Liabilities	29,930,550	46,569,785	20,132	76,520,467
Non-current Liabilities	4,448,881	6,922,139	-	11,371,020
Total Liabilities	34,379,431	53,491,924	20,132	87,891,487

Net Assets	33,170,640	70,908,475	5,334,791	109,413,906

Liabilities & Equities	$67,550,070	$124,400,399	$5,354,923	$197,305,392

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

Operation Result Segment Report

For the nine months ended September 30, 2014

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$43,112,012	$16,331,705	$(4,298,382)	$55,145,335
Cost of Revenue	(39,415,673)	(7,676,792)	4,163,324	(42,929,140)
Gross Profit	3,696,340	8,654,913	(135,058)	12,216,195

Operating Expense	(2,375,259)	(5,561,626)	(920,196)	(8,857,080)

Operating Income/(Loss)	1,321,081	3,093,288	(1,055,254)	3,359,115
Other Income/(Loss)
Earnings before tax	(496,340)	(1,187,050)	24,879	(1,658,511)

Income tax	824,742	1,906,238	(1,030,375)	1,700,603

Net Income	$554,646	$1,281,963	$(1,030,375)	$806,234

Financial Position Segment Report

As of September 30, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total
Assets
Current Assets	$21,785,682	$12,421,010	$427,013	$34,633,705
Non-Current Assets	48,375,086	84,846,900	4,925,781	138,147,767
Total Assets	70,160,768	97,267,910	5,352,794	172,781,472

Liabilities
Current Liabilities	16,299,344	44,348,595	-	60,647,939
Non-current Liabilities	2,673,816	7,275,139	-	9,948,955
Total Liabilities	18,973,160	51,623,734	-	70,596,894

Net Assets	51,187,608	45,644,176	5,352,794	102,184,578

Liabilities & Equities	$70,160,768	$97,267,910	$5,352,794	$172,781,472

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

Operation Result Segment Report

For the nine months ended September 30, 2013

	Gas Distribution	Gas Pipeline Installation	Shell, BVIs, & Eliminations	Total

Sales Revenue	$36,831,797	$20,999,486	$(15,659,746)	$42,171,537
Cost of Revenue	(32,985,800)	(10,534,983)	15,659,746	(27,861,037)
Gross Profit	3,845,997	10,464,503	-	14,310,500

Operating Expense	(1,730,742)	(4,709,146)	(1,431,726)	(7,871,614)
Operating Income/(Loss)	2,115,255	5,755,357	(1,431,726)	6,438,886

Other Income/(Loss)	(641,641)	(926,368)	(819,463)	(2,387,472)
Earnings before tax	1,473,614	4,828,989	(2,251,189)	4,051,414

Income tax	(297,803)	(975,891)	-	(1,273,694)

Net Income	$1,175,811	$3,853,098	$(2,251,189)	$2,777,720

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

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

16.	EARNINGS PER SHARE

		Nine months Ended
	Ref	6/30/2014	9/30/2013
Basic Earnings Per Share Numerator:
Net Income		$806,234	$2,777,720
Income from continued operations		806,234	2,777,720
Less:
Preferred Dividends		-
Constructive Preferred Dividends		-
income attributed to non-controlling interest		(3,655)	(1,498)
Net income available to Common Stockholders		$806,234	$781,439
Income from continued operations available to Common Stockholders		$806,234	$781,439

Diluted Earnings Per Share Numerator:
Add:
Interest Expense for Convertible Bonds, net of tax		-	704,853
Net income available to Common Stockholders		806,234	1,481,834
Income from continued operations available to Common Stockholders		806,234	1,486,292

Original Shares		57,608,833	31,802,382
Addition to Common Stock		-	848,431
Basic Weighted Average Shares Outstanding		57,608,833	32,650,813

Potentially Dilutive Securities:
Addition to Common Stock from Conversion of Preferred Stock B	(1)	-	-
Diluted Weighted Average Shares Outstanding		57,608,833	32,650,813

Earnings Per Share
Basic: - Net income		$0.01	$0.08
- Income from continued operation		0.01	0.08
Diluted: - Net income		$0.01	$0.08
- Income from continued operation		0.01	0.08

Weighted Average Shares Outstanding
- Basic		57,608,833	32,650,813
- Diluted		57,608,833	32,650,813

(1).	The applications of conversion of preferred stock B into common stock were anti-dilutive for the nine months ended September 30, 2014 and 2013.

(2).	The applications of conversion of preferred stock B-1 into common stock were anti-dilutive for the nine months ended September 30, 2014 and 2013.

(3).	The exercises of warrants to common stock were anti-dilutive for the nine months ended September 30, 2014 and 2013.

(4).	The applications of conversion of convertible bonds into common stock were anti-dilutive for the nine months ended September 30, 2014 and 2013.

Sino Gas International Holdings, Inc.

Notes to Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013

(Stated in US Dollars)

18.	SUBSEQUENT EVENT

Sino Gas International Holdings, Inc. (“Sino Gas” or the “Company”), Merger Sub Gas Holdings, Inc. (“Merger Sub”), and Mr. Robert Adler, Ms. Jennifer Li, and Mr. Chongjun Duan (each individual as an independent director of the Company) (collectively, the “Parties”) agreed on August 1, 2014 on a settlement in principle with the plaintiffs in the litigations captioned Berkowitz v. Sino Gas Int’l Holdings, Inc., et al., Case No. 140902517, and Porretti v. Liu, et al., Case No. 140902654, both currently pending in the Third Judicial District Court, in and for Salt Lake County, State of Utah. The settlement remains subject to appropriate documentation by the Parties and approval by the court.

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

In 2014, PM2.5 level and “Smog” in Beijing and other major cities in China had brought national and international attention to the air pollution issues in China. It is anticipated that clean energy like natural Gas in the energy consumption mix will increase and use of coal will reduce. The development and use of clean energy present a long term opportunity for the company.

China’s GDP grew 7.3% during the first three quarters of 2014 as compared to the same period of 2014. The Company has a presence in five regions. In Jiangsu province GDP grew 8.8%, in Hebei province GDP grew 6.2%, in Yunnan province GDP grew 8.8%, in Jilin province GDP grew 6.5% and in Beijing GDP grew 7.3% in the three quarters of 2014.

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

We face limited opportunities in developing into first-tier cities in China, as most of those opportunities have already been assumed by other large gas distributors, such as Xin’ao Gas Co. Ltd..

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

CONSOLIDATED OPERATING RESULTS

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

	For the three months ended September 30
	2014	2013	Change
(inUS$millions)	US$	US$	%
Net Revenues	22.6	13.9	63.2%
Gross Profit	4.7	5.6	-16.6%
Operating Income	1.4	3.0	-52.2%
Net Income	-0.5	2.0	-127.4%
Gross Margin	20.69%	40.6%	-19.91%
Net Margin	-2.42%	14.4%	-16.82%

During the three months ended September 30, 2014, net revenues increased 63.2% to $22.6 million as compared to the same period of 2013.Gross profit for the three months ended September 30, 2014 decreased 16.6% to $4.7 million from the same period of 2013. Our operating income for the three months ended September 30, 2014 decreased 127.4% to $1.4 million from the same period of 2013. Net income for the three months ended September 30, 2014 was negative $0.5 million, compared to a net income of $2.0 million during the same period of 2013.

	For the nine months ended September 30
	2014	2013	Change
(inUS$millions)	US$	US$	%
%Net Revenues	55.1	42.2	30.8%
Gross Profit	12.2	14.3	-14.6%
Operating Income	3.4	6.4	-47.8%
Net Income	0.8	2.8	-71.0%
Gross Margin	22.15%	33.9%	-11.75%
Net Margin	1.46%	6.6%	5.14%

During the nine months ended September 30, 2014, net revenues increased 30.8% to $55.1 million as compared to the same period of 2013. Gross profit for the nine months ended September 30, 2014 decreased 14.6% to $12.2 million from the same period of 2013. Our operating income for the nine months ended September 30, 2014 was $3.4 million a decrease of 47.8% from the same period of 2013. Net income for the nine months ended September 30, 2014 was $0.8 million, compared to a net income of $2.8 million during the same period of 2013.

The significant decrease in gross profit and gross margin is mainly attributed to the natural gas pricing reform started in 2014. We are experiencing cost increase in gas purchasing however the adjustment of selling price requires hearing process with local government and re-negotiation of contract terms with industrial users.

Net Revenues

We generate revenues from two sources: connection fees for constructing connections to our natural gas distribution network and fees for sales of natural gas.

	For the three months ended September 30,
	2014		2013		Change
(in US$ millions)	US$	%	US$	%	%
Net Revenues	22.6	100%	13.9	100%	63.2%
Connection Fees	7.67	33.9%	5.34	38.47%	43.7%
Gas Sales	14.98	66.1%	7.60	54.78%	97.0%
Other Sales		%	0.94	6.76

Total net revenues for the three months ended September 30, 2014 increased 63.2% to $22.6 million from the same period in 2013. During the three months ended September 30, 2014, we connected 13,530 new residential households to our gas distribution network, resulting in total connection fees of $7.67 million. Gas sales during the three months ended September 30, 2014 were $14.98 million.

	For the nine months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Net Revenues	55.1	100%	42.2	100%	30.8%
Connection Fees	16.3	29.6%	15.7	37.2%	4%
Gas Sales	38.8	70.4%	25.5	60.4%	52.4%
Other Sales		%	1.0	2.4	%

Total net revenues for the nine months ended September 30, 2014 increased 30.8% to $55.1 million from the same period in 2013. During the nine months ended September 30, 2014, we connected 40,244 new residential households to our gas distribution network, resulting in total connection fees of 16.3 million. Gas sales during the nine months ended September 30, 2014 were $38.8 million.

Connection Fees

	For the three months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Connection Fees	7.7	100%	5.3	100%	43.7%
Residential Users	7.1	92.4%	4.68	87.6%	51.5%
Industrial and Commercial Users	0.6	7.6%	0.66	12.4%	-30.5%

	For the nine months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Connection Fees	16.3	100%	15.7	100%	4%
Residential Users	15.3	93.8%	14.7	93.8%	3.9%
Industrial and Commercial Users	1.0	6.2%	1.0	6.2%	%

Gas Sales

	For the three months ended September 30,
	2014		2013		Change
(in US$ millions)	US$	%	US$	%	%
Gas Sales	15.0	100%	7.6	100%	97%
Residential Users	9.4	62.5%	2.7	35.5%	247%
Industrial and Commercial Users	5.6	37.5%	4.9	64.5%	14%

	For the nine months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Gas Sales	38.8	100%	25.5	100%	52.4%
Residential Users	18.1	46.6%	10.8	42.3%	67.8%
Industrial and Commercial Users	20.7	53.4%	14.7	57.7%	41%

Cost of Revenues

	For the three months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Cost of Revenues	18.0	100%	8.3	100%	117.5%
Connection Fee Cost	1.7	9.4%	1.7	20.3%	1%
Gas Cost	16.3	90.6%	6.6	79.7%	147.1%

	For the nine months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Cost of Revenues	42.9	100%	27.9	100%	54.1%
Connection Fee Cost	4.4	10.2%	4.65	16.7%	-5.4%
Gas Cost	38.5	89.8%	23.21	83.3%	66.0%

Cost of Connection Fees

Cost of connection fees includes depreciation of major pipelines, the cost of courtyard pipelines, valves, gas meters, installation and maintenance costs.

Cost of Gas Sales

The cost of natural gas sales includes the purchase and transportation of natural gas and depreciation of delivery equipment.

Gross Profit

	For the three months ended September 30,
	2014		2013		Change
(inUS$millions)	US$	%	US$	%	%
Gross Profit	4.7	100%	5.6	100%	-16.6%
Connection Fees	5.8	127%	3.7	65.2%	63.2%
Gas Sales	-1.3	-27%	1.0	18.1%	-227%
Others		%	0.9	16.7%	%

During the three months ended September 30, 2014, gross profit decreased 16.6% to $4.7 million from the same period of 2013. Gross profit from connection fees was $5.8 million for the three months ended September 30, 2014. Gross profit from gas sales was negative $1.3 million for the three months ended September 30, 2014.

Gross margin during the three months ended September 30, 2014 was 20.7%, compared to 40.5% during the same period in 2013.

Gross margin for connection fees for the three months ended September 30, 2014 was 77.9%, compared to 68.6% in the same period of 2013.

Gross margin for sales of natural gas was negative 8.6% for the three months ended September 30, 2014, compared to 13.4% during the same period of 2013.

Gross margin during the nine months ended September 30, 2014 was 22.2%, compared to 33.9% during the same period in 2013.

Gross margin for connection fees for the nine months ended September 30, 2014 was 73.1%, compared to 70.4% in the same period of 2013.

Gross margin for sales of natural gas was 0.7% for the nine months ended September 30, 2014, compared to 8.8% during the same period of 2013.

Selling, General and Administrative Expenses

Selling, General and Administrative (“SG&A”) expenses in the three months ended September 30, 2014 were $3.2 million and approximately 14.3% of net revenues, compared with $2.6 million, or 18.7% of net revenues, in the same period of 2013.

Selling, General and Administrative (“SG&A”) expenses in the nine months ended September 30, 2014 were $8.9 million and approximately 16.1% of net revenues, compared with $7.9 million, or 18.7% of net revenues, in the same period of 2013.

Operating Income

Operating income for the three months ended September 30, 2014 decreased 52.2% to $1.4 million from $3.0 million for the same period of 2013.

Operating income for the nine months ended September 30, 2014 decreased 47.8% to $3.4 million compared with $6.4 million in the same period of 2013.

Income tax

Income tax was $0.4million for the three months ended September 30, 2014, compared to $0.5million for the same period of 2013.

Income tax was $0.9million for the nine months ended September 30, 2014, compared to $1.3million for the same period of 2013.

Net Income

Net income for the three months ended September 30, 2014 was negative $0.5 million, compared with net income of $2.0 million for the same period of 2013.

Net income for the nine months ended September 30, 2014 was $0.8million, compared with net income of $2.8 million for the same period of 2013.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2014 decreased $1.7 million to $3.4 million compared to $5.1 million as of December 31, 2013.

Cash sourced in operating activities for the nine months ended September 30, 2014 was $5.7 million, compared to $5.3 million cash used in operating activities during the same period of 2013。

Cash used in investing activities for the nine months ended September 30, 2014 was $9.9 million compared to $16.4 million during the same period of 2013.

Cash sourced in financing activities for the nine months ended September 30, 2014 decreased $7.6 million to $2.2 million compared to $9.8 million during the same period of 2013.

Accounts Receivable

Accounts receivable as of September 30, 2014 increased $2.9 million to $14.3 compared to $11.4 million as of December 31, 2013.

Notes Receivable

Notes receivable as of September 30, 2014 were $0.3 million.

Inventory

Inventory of $5.1 million as of September 30, 2014 was comprised of spare parts and natural gas.

Fixed Assets

Net Fixed Assets including property, plants and equipment as of September 30, 2014 increased $2.2 million to $55.5 million compared to $53.3 million as of December 31, 2013.The table below is a breakdown of our fixed assets at cost:

	September 30,	December 31,
	2014	2013
At Cost	95,976,834	95,074,544
Gas Pipelines	$82,688,567	$82,303,060
Motor Vehicles	7,722,056	7,579,322
Machinery & Equipment	2,503,326	2,494,545
Buildings	2,468,886	2,177,529
Leasehold Improvements	157,188	99,918
Office Equipment	436,811	420,170
Less Accumulated depreciation	11,202,410	9,706,350
Net	$84,774,424	$85,368,194

Bank Loans

Short-term bank loans as of September 30, 2014 increased $2.6 million to $32.5 million compared to $29.9 million as of December 31, 2013. For more information concerning our Bank loans, please see the applicable note to our financial statements.

Long-term bank loans as of September 30, 2014 decreased $0.4 million to $11.4 million compared to $11.8 million as of December 31, 2013.

Accounts Payable

Accounts payable as of September 30, 2014 increased $1.6 million to $20.9 million compared to $19.3 million as of December 31, 2013.

Other Payables

Other payables – current as of September 30, 2014 was $7.8 million compared to $9.7 million as of December 31, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there was no change in our internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.Risk Factors

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mining Safety Disclosure

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number:	Description
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Beijing.

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Yuchuan Liu
Yuchuan Liu
Chairman and Chief Executive Officer
(Principal Executive Officer)

SINO GAS INTERNATIONAL HOLDINGS, INC.

Date: November 19, 2014	By:	/s/ Baoling Wang
Baoling Wang
(Principal Accounting Officer)

